Form 10-K
period 2007-03-31
XPLORE TECHNOLOGIES CORP
filed 2007-06-27
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                    to

Commission file number: 000-52697

XPLORE TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2809234
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)
14000 Summit Drive, Suite 900, Austin, Texas	78728
(Address of Principal Executive Offices)	(Zip Code)

(512) 336-7797
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check  One):

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non -Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes  ☐  No  ☒

As of September 29, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant was Cdn.$21,291,298 based on the closing sale price of Cdn$ 0.365 on such date as reported on the Toronto Stock Exchange.

As of May 31, 2007, the registrant had 64,152,832 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “believe,” “plan,” “expect,” “intend,”  “anticipate,” “estimate,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.                        Business

Overview

We engineer, develop, integrate and market rugged, mobile computing systems. Our products and features are designed to enhance the ability of persons to perform their job outside of traditional office settings. Our line of iX™ Tablet PCs are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Our products can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

Over the past several years our products have been recognized for their ruggedness and versatility. In 2005, Pen Computing chose Xplore for “The Best Rugged Slate-Style Tablet PC” award, readers of the Mobile Village gave awards to both the iX™ product family and to its deployments, and Tablet PC2 gave us an Editor’s Choice Award for our AllVue™ screen. More recently, Laptop Magazine recognized our line of rugged Tablet PCs with a coveted Editor’s Choice Award.

Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market. Leveraging our expertise and our existing infrastructure, we plan to penetrate other product market categories, which are larger than the existing rugged tablet PC market.

We have undergone significant changes over the past few years, including the hiring of a new management team, the establishment of a new sales team that expanded our market focus from primarily small public safety organizations to markets including Fortune 500 and Global 2000 companies, improvements in our products and operational processes, a recapitalization that involved the conversion of approximately $19 million in debt (including accrued interest) to equity through the issuance of Series A Preferred Stock, and the relocation of our headquarters from Mississauga, Ontario to Austin, Texas. In addition, on June 20, 2007, we changed our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware.

Products

Our family of iX™ advanced rugged Tablet Personal Computers is comprised of:

•       the iX104C3 Tablet PC with durable finger print reader and user accessible hard drive and PC card bay; and

•       the iX104C2 Tablet PC with Intel Centrino® technology.

Each of these tablets come in the following models:

•       the Dual Mode with Intel Centrino® technology and both active stylus and finger touch inputs;

•       the AllVue™ with Intel Centrino® technology and AllVue™ LCD technology for enhanced viewability in all lighting conditions; and

•       the Dual Mode with AllVue™ with Intel Centrino® technology, Dual Mode input capability and AllVue™ LCD technology for enhanced viewability in all lighting conditions.

Our iX™ Tablet PCs are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Our systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

Our family of iX™ computers are based primarily on the following features:

Rugged—As opposed to some of our competitors, which have primarily placed non-rugged computers in rugged cases, we have built our devices from the inside out. We have developed over 30 proprietary design elements that we believe provide a high level of durability. Our products meet some of strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. These specifications are designed to allow our products to withstand damage from being dropped onto concrete from up to 4 feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as -40° Fahrenheit and as high as 167° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

Screen Technology—We seek to be a leader of screen technology with award winning displays. We have designed the AllVue™ screens which is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, as well as the Dual Mode screen model that allows the use of a digitizer pen and/or the finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

Processing Power—Our products have the ability to provide processing power alternatives on a timely and cost-effective basis. Our systems use Intel Pentium M Centrino® processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, Lithium ION batteries support usage times between 3-5 hours and a “warm” swap feature allows users to switch batteries in the field without having to power down the system.

Remote Connectivity—Our current products provide a wide range of wireless alternatives and radio card options as well as global positioning system options.

Accessories—We offer a broad range of add-on modules and accessories that we believe better enable customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to customer needs. Service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems have been deployed to customers.

Heightened Safety Standards—All of our wireless-enabled tablet PC systems have been tested and certified for use in hazardous locations both in North America and in the European Union.

Our computers are designed to be used as a mobile computing system. These systems are comprised of an Xplore hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe the iX™ family of products allows the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity that can perform in extreme environments.

Strategy

Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market. Leveraging our expertise and our existing infrastructure, we plan to penetrate other product market categories, which are larger than the existing rugged tablet PC market.

Leverage Existing Markets

We seek to continue to analyze the needs of the vertical markets we are involved in so that we can continue to grow our business. We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities—To achieve our goal of broad penetration of our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion Teklogix Inc. and Peak Technologies.

Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing so that we can continue to focus our efforts on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our partners.

Flexible product design and customer-centric approach—We believe the design of our products provides us with the flexibility to respond to customer-specific requirements. We involve our customers in product development and enhancements. This approach is intended to position our products as the optimal mobile computing platform for our customers.

Delivery of high quality, reliable systems—We seek to have our manufacturing partners implement rigorous quality assurance programs that incorporate our processes, in concert with performing our custom-designed test programs.

Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy allows us to define multiple channels of sale within a region while maintaining key strategic alliances.

Expand into New Rugged Product Markets

We are evaluating other market opportunities, such as the growing need for rugged notebooks, which are broader in scope and opportunity. We believe that an increasing number of companies are requiring their employees to transmit data from the field or non-traditional office environments. We believe this need is supported by a white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC) in July 2006, which projects worldwide sales in the rugged mobile computing market to grow to over $6.7 billion by 2010 and the market for large form factor rugged devices to grow to $2.9 billion in 2010. We currently do not have any products in the large form factor rugged mobile computer market, but expect to have three products available for sale in this segment by 2008.

We believe our family of rugged tablet PCs are uniquely positioned to capitalize on the convergence of three current market trends:

•       the expanding wireless data movement;

•       the transition toward rugged computing solutions in non-traditional office environments; and

•       the adoption of more rugged mobile computers.

We believe companies recognize the total cost of ownership is improved by rugged computing solutions.

Sales

Our customers are distribution partners, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users. For fiscal year 2007, approximately 81% of our total revenues were attributable to sales to our distribution partners and approximately 19% of our total revenues were attributable to sales directly to our end-users. We currently have more than 60 distribution partners. Our distribution partners generally have large sales organizations which in turn sell our products to entities that are the ultimate end-users of our products. Our distribution partners include large computer companies such as Dell, Inc., specialized system integrators such as Methec, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute. In any given year, a single distribution partner can account for a significant portion of our revenue. However in fiscal year 2007 we did not have any single distribution partner that accounted for over 10% of our revenue for that year and we did not have any single end-user that accounted for over 10% of our revenue. We are not substantially dependent on any single one distribution partner or end-user. Our end-users include Daimler Chrysler, Hydro One, the City of Cleveland Police Department, Shell Oil UK, Proctor & Gamble, the Royal Netherlands Air Force, the Rome Fire Department and the U.S. Federal Emergency Management Agency. Proctor & Gamble and Burlington Northern Santa Fe Railway have adopted our Tablet PC as their standard rugged tablet computer.

We have a sales team of 17 individuals that have geographic responsibilities for direct and indirect sales opportunities. Our sales team works closely with our distribution partners in defined regions based upon a standard agreement. Our distribution partners are currently selling our products in the public safety, utility, field service, logistics and military markets.

Our total revenue grew 25.7% from fiscal 2006 to fiscal 2007. Our revenue from Europe, as well as from other parts of the world, has generally been steady due to strong market demand for our iX™ line of Tablet PCs. Our revenue outside of North America was 33.3% of total revenue in fiscal year 2007 as compared to 36.6% of total revenue in fiscal year 2006.

Marketing

We have marketing programs aimed at increasing awareness of our products and services, product management and corporate communications. Key elements of our marketing program include:

•       Participation in targeted industry trade shows and conferences;

•       Editorial coverage and advertisements placed in targeted vertical market, technology and business mediums, including specific industry publications;

•       Product marketing refinement by obtaining customer feedback through data collected by our customer support team, as well as through surveys;

•       Distribution sales support through defined training programs;

•       Use of our web site for communications, as well as customer and channel support capabilities; and

•       Inclusion of customers, industry experts and others in the product development and testing cycles.

We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communication systems to the project, agents that specialize in rugged mobile computing devices and other consultants.

An increasing number of companies and agencies have workforces that require mobile computers that can endure and perform reliably in challenging work environments where dust, shock, vibration, extremely hot or cold temperatures or moisture are present. We believe we provide a competitively priced rugged computer. The market pricing for rugged computers is higher than commercial grade computers used in traditional office settings. We believe the pricing reflects the theory that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower as compared to a non-rugged computer. In fact, several of our customers have disclosed in our customer-based market research studies that they used non-rugged devices and experienced firsthand the direct costs of this decision (e.g. more frequent damage, information retrieval costs, replacement costs), as well as the indirect costs such as prolonged downtime.

We recognize that, as a small company, our key to success depends on our ability to provide a better product than our larger competitors and to be more responsive to our customers’ needs. Some of our accomplishments, such as the AllVue™ screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new device or an upgrade of an existing one, we devote resources to soliciting customer feedback. We believe this process, combined with our flexibility to make quick decisions and the support of a strong manufacturing partner, has enabled us to deliver products and technology ahead of our competitors.

Market Segments

We target a number of different sectors where we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Logistics.   We believe globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe these sectors will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this sector include Daimler Chrysler, Andersen Windows and Clare Rose.

Utilities & Energy.   Generally, utilities and energy related companies continuously have to respond to customers’ requests and power outages more expeditiously and efficiently to remain competitive. We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Hydro One utility in Canada is a major end-user in this sector, as well as Shell Oil.

Public Safety.   Given the focus in the U.S. on security issues and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety arena are searching for efficiencies that will better enable them to do their jobs. Rugged mobile computing devices assist these groups in a variety of ways. For example, having a reliable and durable Tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases. In this market segment, our products have been sold to over 300 public safety organizations in the U.S., including the Detroit and Cleveland Police Departments, and multiple international organizations, including the Rome Fire Department.

Military.   As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this segment to represent a significant opportunity for us. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead, is purchasing more commercial, off-the-shelf equipment. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force.

Field Service.   According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry. This market segment includes mobile technicians from the telecommunications, cable and appliance sectors who typically must have real time access to critical data including work tickets, schematics, manuals, customer service records, inventory levels and order status. We believe that companies in this market segment recognize that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies. Our end-users in this market segment include Cincinnati Bell, Boeing and HydroChem.

Research and Development

We have assembled an experienced engineering and product development team. Through the collaboration of our employees and engineering and manufacturing partners, we believe we are able to bring significant resources to the research, development and design of our products.

We seek to design and manage product life cycles through a controlled and structured process. We seek to involve customers and industry experts from our target markets in the definition and refinement of product development. Our product development emphasis is placed on meeting industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality and reliability.

We continue to invest in research and development to enhance and expand our rugged mobile computing systems. Additional form factors, operating systems and screen technologies are all considered for integration into our rugged platform as we seek to expand into additional markets. During the fiscal years ended March 31, 2007, 2006 and 2005, we spent $2,935,000, $2,402,000 and $2,327,000, respectively, on research and development activities.

Competition

Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. The principal competitive factors affecting the market for our products are the product’s technical characteristics, price, customer service, reputation in the industry and brand loyalty. We believe that our strongest competitive factors are our products’ durability and reputation in the industry. In order to compete, we must respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

Our primary competitors in the mobile rugged computer market include the following:

Panasonic.   Panasonic is the largest provider of mobile rugged computers and offers a series of traditional and convertible notebooks. Panasonic promotes a rugged computer, known as the Toughbook, which is well known in the industry.

Itronix.   Itronix markets its semi-rugged pen tablet computer systems as part of its mobile portfolio, which also includes rugged notebooks. In September 2005, Itronix was acquired by General Dynamics Corp.

Walkabout.   Walkabout promotes a Tablet PC as its main product. In June 2005, Walkabout was acquired by DRS Technologies, Inc., a multibillion dollar supplier to military agencies.

Our primary competitors have greater financial, technical, and research and development resources and marketing capabilities than we do.

Manufacturing

We outsource the majority of our manufacturing services to Wistron, including board production, certain parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreement with Wistron. Wistron makes computers and components for some of the world’s largest technology companies, such as Dell, Inc. and Hewlett-Packard Company. Wistron collaborates with us on product specifications and provides us with the flexibility to make changes to our products as market conditions change.

Under the terms of our agreement with Wistron, which we entered into on July 1, 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile personal computer tablets. Our purchase price of the products produced by Wistron is determined based on the specific configuration of the tablet being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop the cost reduction plan, which targets a 10% annual cost reduction. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Wistron has 45 days after acceptance of the purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after acceptance of the purchase order.

Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. So long as we are meeting our target volumes, Wistron agrees not to design, engineer, manufacture or sell any rugged mobile tablet that is competitive with ours. The term of the agreement is for five years and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term.

We maintain build-to-order capabilities and quality control functions in-house, which are the responsibility of our production and engineering teams. This includes manufacture engineering, development of production and assembly test procedures, definition of quality assurance program and development of test fixtures, build-to-order production and “out-of-box” quality assurance testing.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We have four U.S. patents and one Canadian patent, along with two U.S. patent applications and one Canadian patent application. We are seeking to obtain patent protection for certain key components of our technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Employees

As at May 31, 2007, we had 72 full-time employees, of which 42 were employed in the operations, engineering, research and development and customer support areas, 10 were involved in corporate and administrative areas, and 20 were employed in sales and marketing. Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Trademarks and Service Marks

Trademarks or trade names of Xplore Technologies Corp. used in this Annual Report on Form 10-K include: “iX™” and “AllVue™.” Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Corporate Information

Our predecessor entity, Xplore Technologies Inc., was incorporated under the laws of the Province of Ontario on August 20, 1996. That company was subsequently continued under the federal laws of Canada on March 22, 2000 and, on March 25, 2000, was amalgamated with Xplore Technologies Corp. under the federal laws of Canada to continue as Xplore Technologies Corp. On June 20, 2007, we changed our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware. The address of our registered office in Delaware is 160 Greentree Drive, Suite 101, Dover, Delaware 19904 and the name of our registered agent at that address is National Registered Agents, Inc.

Our principal executive offices are located at 14000 Summit Drive, Suite 900, Austin, Texas 78728 and our telephone number is (512) 336-7797. We maintain an Internet website at www.xploretech.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Available Information

We have filed this Annual Report on Form 10-K with the Securities and Exchange Commission the (“SEC”). You may read and copy this Annual Report on Form 10-K at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies of this Annual Report on Form 10-K by mail from the Public Reference Section of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Xplore Technologies, that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

Item 1A.                Risk Factors

There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

Risks Relating to our Business

We have a history of net losses, we anticipate additional losses and may never become profitable.

We have incurred net losses in each fiscal year since our inception. For our fiscal year ended March 31, 2007, we incurred a net loss of approximately $6.6 million. In addition, as of March 31, 2007, our accumulated deficit was approximately $92 million. Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from expenses incurred in selling and marketing our products. We expect to continue to incur additional operating losses through fiscal 2008 as we continue our research and development efforts and expand our sales and marketing activities. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our rugged notebook and may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

Our operations have consumed substantial amounts of cash since inception. From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from $87.6 million of debt and equity financings. We expect to continue to spend substantial amounts to complete the development and commercialization of our rugged notebook and to continue our research and development programs to advance our current product line. As at March 31, 2007, our working capital was approximately $5.2 million and our cash and cash equivalents were approximately $1.7 million. We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix Venture Fund LLC, our significant shareholder, will be sufficient to fund our anticipated operations for the next 12 months. However, we may seek to access the public or private markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us or at all. To the extent we raise additional funds by issuing equity, our shareholders may experience significant dilution. Any debt financing, if available, may require us to agree to restrictive covenants, that could negatively impact our ability to conduct our business. If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to decline.

Since our revenues are highly dependent on one product family, any significant reduction of sales of this product family would materially harm our operating results.

Because our revenues are derived substantially from sales of our iX104 family of systems, we are highly dependent upon market acceptance of the iX104 product family. We cannot assure you that the iX104 product family will achieve significant acceptance in the marketplace. Any significant reduction of sales of the iX104 product family would materially harm our operating results.

We may not be able to develop a rugged notebook or develop a rugged notebook that is accepted by the market, in which case our planned future growth would be negatively affected.

We do not currently have a product in the rugged notebook market, however, we plan to develop one. We are relying on this product for our future growth. We cannot assure you that we will be able to develop a rugged notebook or that any rugged notebook we develop will be able to compete or have any success in the marketplace. If we are unable to develop a rugged notebook or if we do develop a rugged notebook but it is not accepted by the market, our planned future growth would be negatively affected.

In fiscal year 2006, approximately 10% of our revenue was derived from one of our value-added resellers. If we are unable to replace revenues generated from one of our major resellers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

Historically, in any given year a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In fiscal year 2007, no one VAR customer accounted for over 10% of  our total revenue, but in fiscal year 2006 one VAR customer, Methec, accounted for over 10% of our total revenue and in fiscal year 2004, one VAR, one distributor and one end-user accounted for over 50% of our total revenue. If we are unable to replace revenues generated from one of our major value-added resellers with revenues from others in future periods our revenues may fluctuate and our growth would be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of an iX104 system is often an enterprise-wide decision for prospective end-user customers, which requires us to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective end-user customers regarding the uses and benefits of such systems. As a result, our products generally have a lengthy sales cycle ranging from several months to several years. If sales from a specific end-user customer forecasted are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall. In addition, the loss or delay of an expected large order could result in a significant unexpected revenue shortfall. To the extent that significant contracts are entered into and performed earlier than expected, operating results for subsequent periods may be adversely affected.

We are dependent on Wistron to manufacture our products and our reliance subjects us to significant operational risks, any of which would impair our ability to deliver our products to our customers should they occur.

We rely primarily on Wistron for the manufacture of our products and expect to continue to do so for the foreseeable future. Our reliance on Wistron involves a number of risks, including:

•       reduced management and control of component purchases;

•       reduced control over delivery schedule and quality assurance;

•       reduced control over manufacturing yields;

•       lack of adequate capacity during periods of excess demand;

•       limited warranties on products supplied to us;

•       potential increases in prices;

•       interruption of supplies from assemblers as a result of fire, natural calamity, strike or other significant events; and

•       misappropriation of our intellectual property.

Our business is therefore dependent upon Wistron for their manufacturing abilities. During the fiscal years ended March 31, 2007, 2006, and 2005, we purchased approximately $16.3 million, $17.2 million and $9.1 million, respectively, in products from Wistron. Our agreement with Wistron expires in 2008 and may not be renewed. We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed. The availability to us of Wistron, and the amount and timing of resources to be devoted to these activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business. The loss of Wistron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry. Many of our competitors, such as Walkabout in the tablet area and Panasonic in the notebook markets, have much greater financial, technical, research and development resources and production and marketing capabilities than we do. The principal competitive factors in our industry include:

•       product performance, features and reliability;

•       price;

•       name recognition in the marketplace; and

•       product availability and lead times.

If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition would be adversely affected.

If we are unable to successfully protect our intellectual property, our competitive position will be harmed.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, copyright and trademark laws, trade secret, confidentiality procedures and contractual provisions to protect our proprietary rights. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information which we regard as proprietary. Policing unauthorized use of our products is difficult, time consuming and costly. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market.

Others could claim that we infringe on their intellectual property rights, which may result in costly and time consuming litigation and could delay the development and commercialization of our products.

We are not aware that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be materially harmed.

We are subject to risks by doing business outside of the United States which could impair our ability to grow our revenues.

In the two fiscal years ended March 31, 2007 and March 31, 2006, approximately 44% and 46%, respectively, of our revenue was comprised of sales made outside of the United States. Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

•       increases in duty rates, exchange or price controls;

•       governmental currency controls;

•       import restrictions;

•       political, social and economic changes and disruptions;

•       in certain jurisdictions, reduced protection for our intellectual property rights; and

•       difficulty in enforcing contracts or legal rights under foreign legal systems.

The occurrence of any one these risks could impair our ability to grow our revenues.

If we are unable to attract or retain key personnel we may not be able to execute our business strategy.

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including our Chairman, Philip S. Sassower, Mark Holleran, our President and Chief Operating Officer, Michael J. Rapisand, our Chief Financial Officer, and Gregory E. Arends, our Vice President of Engineering. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel. Competition for such personnel is intense. We may be unable to attract and retain the personnel necessary for the development of our business. The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

Risks Relating to Ownership of our Common Stock

Two of our shareholders, Philip S. Sassower and Phoenix Venture Fund LLC, own in the aggregate approximately 35.6% of our voting securities and thus have effective control over matters requiring shareholder approval.

One of our shareholders, Phoenix Venture Fund LLC, is co-managed by Philip S. Sassower, our Chairman and Chief Executive Officer, and Andrea Goren, one of our directors, and beneficially owns, in the aggregate, approximately 23.6% of our outstanding voting securities. In addition, Mr. Sassower, together with entities controlled by him, beneficially own approximately 12.0%, in the aggregate, of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower together control approximately 35.6% of our outstanding voting securities. Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

Some of the rights granted to the holders of our Series A Preferred Shares could prevent a potential acquirer from buying our company.

Holders of our Series A Preferred Shares, which include Phoenix Venture Fund and Mr. Sassower, have the right to block the company from consummating a merger, consolidation, sale of substantially all of its assets or liquidation. Phoenix Venture Fund and Mr. Sassower together control more than 70.4% of the outstanding Series A Preferred Shares. Accordingly, the holders of our Series A Preferred Shares could prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares.

The anti-takeover effect of certain of our charter provisions could adversely affect holders of our common stock.

Our authorized capital consists of preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred shares and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting shares, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Many factors can adversely affect the price of our common stock.

The trading price of our common shares has been highly volatile and may continue to fluctuate substantially. We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

•       announcements of developments related to our business;

•       quarterly fluctuations in our actual or anticipated operating results;

•       announcements of technological innovations;

•       new products or product enhancements introduced by us or by our competitors;

•       developments in patents and other intellectual property rights and litigation;

•       developments in our relationships with our third party manufacturers and/or strategic partners;

•       developments in our relationships with our customers and/or suppliers; and

•       general conditions in the worldwide economy.

In addition, in recent years the stock market in general and the market for shares of small capitalization technology companies in particular has experienced substantial price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of affected companies. Any fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

Dividends are not expected to be paid on our common stock.

We have never paid cash dividends on our common stock. Our current policy is to retain any future earnings to finance the future development and expansion of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, capital requirements, operating and financial conditions and on such other factors the board of directors deems relevant. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends (which are paid in common stock) are paid on our shares of Series A and Series B Preferred Stock. Furthermore, under the terms of our loan agreement with a commercial bank, we are prohibited from paying cash dividends.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We maintain our corporate functions along with sales support, marketing, finance, engineering and operating groups at a leased premises totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2009, and has a current annual base rent of approximately $232,000. We have the option to renew this lease for an additional three years. We also lease a satellite office in Helsinki, Finland, on a three-month renewable basis. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3.                        Legal Proceedings

On November 9, 2006, we issued a Statement of Claim against Deloitte & Touche LLP (which we refer to as Deloitte) in the Ontario Superior Court of Justice. In the Statement of Claim, we have alleged negligence against Deloitte with respect to the auditing services provided to us in connection with its audit in accordance with Canadian generally accepted accounting principles of our 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of Cdn. $4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed an answer to the Statement of Claim.

Item 4.                        Submission of  Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, though the solicitation of proxies our otherwise, during the fourth quarter of fiscal 2007.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Toronto Stock Exchange and is traded under the symbol “XPL.” We may seek approval to list our common stock on a national stock exchange or stock market in the United Sates. We have one class of common equity and two classes of preferred shares. As of May 31, 2007, there were 338 holders of record of our common shares. The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the Toronto Stock Exchange.

PERIOD	High	Low
	(Cdn. $)	(Cdn. $)
Fiscal Year Ended March 31 2006:
First Quarter	1.14	0.35
Second Quarter	1.10	0.70
Third Quarter	0.88	0.51
Fourth Quarter	0.68	0.37
Fiscal Year Ended March 31, 2007:
First Quarter	0.50	0.30
Second Quarter	0.68	0.35
Third Quarter	0.46	0.36
Fourth Quarter	0.50	0.32

Dividend Policy

We have not declared or paid any dividends on our common stock during our last five fiscal years. Our preferred shares carry an annual 5% dividend, payable quarterly in shares of our common stock.

The payment of cash dividends on our common stock in the future will depend on our earnings, capital requirements, and operating and financial conditions and on such other factors as our board of directors may consider appropriate. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series A and Series B Preferred Stock. Furthermore, under the terms of our loan agreement with a commercial bank, we are prohibited from paying cash dividends without the bank’s prior written consent. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 30, 2006, we completed a recapitalization pursuant to which approximately $18.9 million of indebtedness, represented by 10% secured debentures in the original principal amount of approximately $17.8 million and accrued interest of approximately $1.1 million was exchanged for 55,520,542 of our Series A Preferred Shares. This transaction was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 3(a)(9) as the securities were exchanged by us with our existing security holders and no commission or other remuneration was paid or given for soliciting the exchange. The Series A Preferred Shares are convertible initially on a one-for-one basis into shares of common stock at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the we issue additional securities at a purchase price less than the then current Series A Preferred Share conversion price, such conversion price will be adjusted in accordance with the formula specified in our certificate of incorporation.

On July 6, 2006 and July 31, 2006, we issued 2,920,585 and 5,031,768 Series A Preferred Shares, respectively, at an offering price of $0.34 per share resulting in gross proceeds of approximately $2.7 million. The proceeds were used for working capital and general corporate purposes. The issuance of Series A Preferred Shares in these two transactions was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each purchaser that such purchaser was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On August 9, 2006 we issued 9,988,513 Series B Preferred Shares at an offering price of $0.34 per share resulting in gross proceeds of approximately $3.4 million. The proceeds were used for working capital and general corporate purposes. The issuance of Series B Preferred Shares in this transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each purchaser that such purchaser was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D. The Series B Preferred Shares are convertible initially on a one-for-one basis into shares of common stock at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the we issue additional securities at a purchase price less than the then current Series B Preferred Share conversion price, such conversion price will be adjusted in accordance with the formula specified in our certificate of incorporation.

On September 22, 2006, we issued 2,848,253 common shares at an offering price of $0.35 per share resulting in gross proceeds of approximately $1.0 million. The proceeds were used for working capital and general corporate purposes. The issuance of common shares in this transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon representations that we obtained from each purchaser that such purchaser was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

During our fiscal year ended March 31, 2007, we issued a total of 244,483 common shares to Martin Janis & Company, Inc. in return for $119,190 of investor relations services provided to us by Martin Janis. The issuance of common shares was exempt from the registration requirements of the Act pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 13, 2006	17,102	$0.58
May 18, 2006	17,102	$0.58
June 14, 2006	17,102	$0.58
July 17, 2006	17,102	$0.58
August 21, 2006	17,102	$0.58
September 20, 2006	17,102	$0.58
October 17, 2006	17,102	$0.58
November 15, 2006	17,102	$0.58
March 13, 2007	107,667	$0.37

Item 6.                        Selected Financial Data.

The table below presents our selected historical consolidated financial data. The statement of operations data for the years ended March 31, 2007, 2006 and 2005 and the balance sheet data as of March 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended March 31, 2004 and 2003 and the balance sheet data as of March 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should be read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

See Note 2(b) to our 2007 consolidated annual financial statements for a discussion regarding the restatement of our 2006 and 2005 financial statements.

	Year Ended March 31,
	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)
	(In thousands of U.S. dollars, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$34,534	$27,480	$17,530	$24,631	$15,091
Cost of revenue	24,723	20,671	13,860	20,880	12,357
Gross profit	9,811	6,809	3,670	3,751	2,734
Expenses:
Sales, marketing and support	6,094	5,284	4,839	4,504	5,644
Product research, development and engineering	2,935	2,402	2,327	2,523	3,472
General administration	5,058	4,143	4,179	4,616	4,135
	14,087	11,829	11,345	11,643	13,251
Loss from operations	(4,276)	(5,020)	(7,675)	(7,892)	(10,517)
Interest and other expense	(2,339)	(3,966)	(2,826)	(43,526)	(1,486)
Net loss	$(6,615)	$(8,986)	$(10,501)	$(12,248)	$(12,003)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares and Convertible Debentures	$(3,381)	N/A	N/A	N/A	N/A
Dividends attributable to Preferred Shares	(885)	N/A	N/A	N/A	N/A
Net loss attributable to common shareholders	$(10,881)	N/A	N/A	N/A	N/A
Loss per share	$(0.11)	$(0.16)	$(0.21)	$(0.40)	$(0.51)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares and Convertible Debentures	(0.06)	N/A	N/A	N/A	N/A
Dividends attributable to Preferred Shares	(0.01)	N/A	N/A	N/A	N/A
Loss per share attributable to common shareholders	$(0.18)	N/A	N/A	N/A	N/A

	As of March 31,
	2007	2006	2005	2004	2003
		(Restated)	(Restated)	(Restated)
	(In thousands of U.S. dollars)
BALANCE SHEET DATA:
Current assets	$10,529	$9,208	$6,622	$8,589	$9,675
Current liabilities	5,319	13,714	14,786	12,526	6,784
Working capital (deficit)	5,210	(4,506)	8,164	1,063	2,891
Total assets	11,114	11,224	7,094	9,383	10,971
Long-term debt	250	11,523	—	7,099	3,714
Total liabilities	5,569	25,237	14,786	14,625	10,498
Shareholders’ equity (deficit)	5,545	(14,013)	(7,692)	(5,242)	473

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form  10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we described under “Risk Factors” and elsewhere in this Annual Report on From 10-K.

General

We engineer, develop, integrate and market rugged, mobile computing systems. Our products and features are designed to enhance the ability of persons to perform their job outside of traditional office settings. Our line of iX™ Tablet PCs are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Our products can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

We have undergone significant changes over the past few years, including the hiring of a new management team, the establishment of a new sales team that expanded our market focus from primarily small public safety organizations to markets including Fortune 500 and Global 2000 companies, improvements in our products and operational processes, a recapitalization that involved the conversion of approximately $19 million in debt (including accrued interest) to equity through the issuance of Series A Preferred Stock, and the relocation of our headquarters from Mississauga, Ontario to Austin, Texas.

Our predecessor entity, Xplore Technologies Inc., was incorporated under the laws of the Province of Ontario on August 20, 1996. That company was subsequently continued under the federal laws of Canada on March 22, 2000 and, on March 25, 2000, was amalgamated with Xplore Technologies Corp. under the federal laws of Canada to continue as Xplore Technologies Corp. On June 20, 2007, we changed our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2007 and 2006 and for each of years in the three year period ended March 31, 2007. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition.   Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, in limited circumstances we sell directly to end-users. We follow the principles of Staff

Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training and other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiation with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. Our allowance for returns is calculated and regularly reviewed based on historical experience. We have not had material adjustments as our returns have been minimal.

Warranty Reserves.   Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are covered by a warranty coverage agreement provided by a third party. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

Inventory Valuation.   We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that the estimates overseen by current management have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material corrections to originally provided amounts.

Tooling Amortization.   We amortize tooling costs over a two year period or estimated life, whichever is shorter. Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling. This assessment requires an assessment of the market for our products and our future revenue expectations. On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue. We have not determined that useful life was less than two years. Accordingly, we have not recorded material adjustments.

Income Taxes.   We have significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances.

Changes in the tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

Financial Instruments.   The debentures and the warrants we issued have been valued separately using the Black-Scholes methodology. The debentures reflected in our financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, was amortized as additional non-cash interest expense during the term of the debentures. The determination of the value attributed to the warrants and debentures required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options to acquire common shares issued to employees have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 in fiscal 2007 will have a material impact on our consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In December 2004, FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005 with early adoption permitted. SFAS No. 123R requires public entities to recognize the cost of all share-based payments to employees, including grants of stock options, at the fair value of the award at the date of the grant. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for share-based payments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. We have, as described in Note 11 to the consolidated financial statements included herein, adopted the provision of SFAS 123R beginning with the year ended March 31, 2004.

We have valued the options separately using the Black-Scholes option pricing model using discount rates of approximately 4.8%, 4.2% and 3.8% and volatility of 113%, 127% and 83% respectively, and no dividends for the years ended March 31, 2007, 2006 and 2005. Compensation costs of $819,000, $522,000, and $305,000 have been recorded for the years ended March 31, 2007, 2006 and 2005, respectively.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the new standard to have any material impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for our company as of April 1, 2007. We do not expect the new standard to have any material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. We are required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We do not expect the new standard to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This document provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both the iron curtain method, and the rollover method, and requires adjustment if either method indicates a material error. The rollover method quantifies a misstatement’s effect on the current year’s income statement, which does not consider the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain method quantifies errors as the cumulative amount by which the balance sheet for the current year is misstated, irrespective of the misstatement’s years of origination. SAB 108 is effective for fiscal years ending after November 15, 2006, and is effective for us in fiscal 2007. The adoption of SAB 108 did not have any other material impacts on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R).”  The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires that companies measure plan assets and obligations as of the end of the company’s fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 is effective as of the end of our first fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are required to adopt SFAS No. 157 no later than the fist quarter of fiscal 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).”  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15.2006, and we will adopt FIN 48 beginning in the first quarter of fiscal 2008. The adoption of FIN 48 will not have a material impact on our financial position or results of operations.

Restatement

Subsequent to their issuance, we determined that our 2006, 2005 and 2004 annual consolidated financial statements should be restated. The restatement reflected two adjustments related to amounts recorded with respect to our December 17, 2004 convertible debenture financing (see “—Liquidity and Capital Resources”). The value assigned to the common share purchase warrants issued in the financing was increased from $945,000 to $2,234,000. In addition, the restatement reflected recognition of a beneficial conversion feature valued at $2,766,000. These amounts were recorded as discounts to the face amount of the December 17, 2004 convertible debentures and were recognized as non-cash interest expense during the term of the debentures.

In addition, the restatement adjusted the timing of the recognition of non-cash interest expense for long-term debentures. The extension of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflected these transactions as modifications and accounted for the effects of the restructurings prospectively from the time of the restructurings. The unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures.

In our annual financial statements, the restatement reflected that our interest expense and net loss were understated by $2,413,000 and $1,610,000 for 2006 and 2005, respectively, and interest expense and net loss were overstated by $451,000 for 2004. Loss per share increased by $0.04 per share in 2006 and $0.01 per share in 2005 and was reduced by $0.01 per share in 2004. Debentures were overstated by $482,000 in 2006 and $2,895,000 in 2005, additional paid-in capital was understated by $4,055,000 in 2006 and 2005 and accumulated deficit was understated by $3,573,000 in 2006 and $1,160,000 in 2005.

The restatement is further described in Note 2(b) to our consolidated annual financial statements. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement.

Results of Operations

Revenue.   We derive revenue from sales of our rugged wireless Tablet PC systems which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, fork truck docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue derived from installation related services and out-of-warranty repairs.

Cost of Revenue.   Cost of revenue consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including depreciation of tooling assets. We use contract manufacturers to manufacture our products and supporting components, which represents a significant part of our cost of revenue. In addition, the costs associated with providing warranty repairs, as well as the costs associated with generating service revenue, are included in cost of revenue.

Gross Profit.   Gross profit has been, and will continue to be, affected by a variety of factors, including competition, the product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages, the mix of distribution channels through which our products are sold, and warranty costs.

Sales, Marketing and Support.   Sales, marketing and support expenses include salaries, commissions, agent fees and costs associated with co-operative marketing programs, as well as other personnel-related costs, travel expenses, advertising programs, trade shows and other promotional activities associated with the marketing and selling of our products. We are expanding our sales operations in order to increase awareness and sales of our products. We also believe part of our future success will be dependent upon establishing successful relationships with a variety of resellers. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts, hire additional sales and marketing personnel and initiate additional marketing programs.

Product Research, Development and Engineering.   Product research, development and engineering expenses consist of salaries and related expenses for development and engineering personnel, and non-recurring engineering costs, including prototype costs, related to the design, development, testing and enhancement of our product families. We expense our research and development costs as they are incurred. There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly fluctuation in our expenses.

General Administration.   General administration expenses consist of salaries and related expenses for finance, accounting, legal, human resources and information technology personnel, professional fees and corporate expenses, and costs associated with being a public company, including regulatory compliance costs.

Interest.   Interest expense includes interest on all debenture and short-term promissory note borrowings, interest on borrowings related to the bank revolving credit facility, non-cash interest charges representing the amortization of the debenture discount and amortization of deferred financing costs consisting principally of legal fees related to the financing transactions. Debentures issued in fiscal 2005 were originally reflected in the financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures. Interest on our one outstanding debenture is accrued at a rate of 10% per annum and paid semi-annually.

Other Income and Expenses.   Other income and expenses includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Fiscal Year Ended March 31, 2007 vs. Fiscal Year Ended March 31, 2006

Revenue.   Total revenues for the fiscal year ended March 31, 2007 were $34,534,000 compared to $27,480,000 for the fiscal year ended March 31, 2006, an increase of $7,054,000. Revenue for fiscal year 2007 increased over the prior year revenue by approximately 26%. For the year ended March 31, 2007, approximately 89%, of the revenue growth was due to unit sales growth attributable to an increase in the size of our sales force by approximately 10% in fiscal 2007 combined with the momentum from an increased focus on the Fortune 500/Global 2000 markets, which provide for larger unit orders. For year ended March 31, 2007, the remaining 11%, of revenue growth was due to the favorable impact of pricing. Our average selling price improved by approximately 11% for the year ended March 31, 2007, primarily due to a change in our product mix. In fiscal year 2007, we did not experience significant changes in prices charged for our products. Approximately 20% of the prior year product mix, as compared to less than 1% of the current year product mix, consisted of the discontinued Renegade product lines that were heavily discounted.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. Canada was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2007, with 10.7% of the total revenue. The Netherlands was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2006 with 12.6% of the total revenue. At March 31, 2007, there were two customers with a receivable balances that were greater than 10% of the outstanding receivables, Hewlett Packard Company accounted for 23% and Simcoe Muskoka District Health Unit accounted for 18%. Both receivables were collected subsequent to our fiscal year end.

We have a number of customers, however, in a given year a single customer can account for a significant portion of our sales. For the  fiscal year ended March 31, 2007, there were no customers that accounted for more than 10% of our total revenue. For the fiscal year ended March 31, 2006, we had one customer that represented more than 10% of our total revenue and that customer was located in the Netherlands.

Cost of Revenue.   Total cost of revenue for the year ended March 31, 2007 was $24,723,000 compared to $20,671,000 for the year ended March 31, 2006, an increase of $4,052,000. Cost of revenue increased by approximately 20% from fiscal year 2006 to fiscal year 2007, and most of this was attributable to an approximately 26% increase in revenue related respective increases in product sales from fiscal year 2006 to fiscal year 2007. We rely on a single supplier for the majority of our finished goods. At March 31, 2007 and 2006, we owed $2,095,000 and $3,497,000, respectively, recorded in accounts payable and accrued liabilities. The year to date inventory purchases and engineering services from this supplier at March 31, 2007 and 2006 were $16,275,000 and $17,255,000, respectively.

Gross Profit.   Total gross profit increased by $3,002,000 to $9,811,000 (28.4% of revenue) for the year ended March 31, 2007 from $6,809,000 (24.8% of revenue) for the year ended March 31, 2006. The improvement in gross profit as a percentage of revenue for the year ended March 31, 2007 as compared to the prior year was due to the more favorable Centrino-based product mix. The prior year product mix included sales of the older generation Renegade product lines that had been discontinued and as such discounted significantly below the Centrino-based product lines. The Renegade unit sales for the year ended March 31, 2006 were 19.8% of total units sold as compared to less than one percent of total units sold in the year ended March 31, 2007. The favorable impact of the product mix shift was slightly offset by an increase in tooling amortization associated with the new C3 product lines which became available in the second quarter of fiscal 2007. The increase in tooling charges reduced the gross margin percentages by 0.6% for the year ended March 31, 2007.

Sales, Marketing and Support Expenses.   Sales, marketing and support expenses for the year ended March 31, 2007 were $6,094,000 compared to $5,284,000 for the year ended March 31, 2006. This $810,000 increase was largely due to additional marketing activities consisting of increases in marketing co-operative development charges of $190,000, and promotional costs and tradeshow activities related to the new C3 product line of $216,000. Additionally, the overall increase included $314,000 of additional commissions commensurate with the increase in revenue. There was also a shift in personnel expenses with headcount reductions in marketing and increased headcount in sales. The larger sales force accounted for increases in travel, phone and administrative costs aggregating $186,000.

Product Research, Development and Engineering Expenses.   Product research, development and engineering expenses for the year ended March 31, 2007 increased by $533,000 to $2,935,000 when compared to $2,402,000 for the year ended March 31, 2006. For the year ended March 31, 2007, additional engineers required for new development projects increased related headcount costs over the prior year by $296,000 and certification costs increased by $321,000. These increases were offset by a larger net reduction of $884,000 in non-recurring engineering costs. This decline resulted from the timing of development projects. The 2007 fiscal year projects principally included initial development activities related to a rugged notebook and renewal of existing product offerings as compared to the prior year period. This included the completion of the Dual Mode AllVue™ tablet functionality released in early 2006, completion of a low-cost docking solution and initial development activity for the C3 tablet (which is RoHs compliant) that was released in the second quarter of fiscal 2007. We expect our research and development costs to increase during the next year as we develop a new family of rugged products.

General Administration Expenses.   General administration expenses for the year ended March 31, 2007 were $5,058,000 compared to $4,143,000 for the year ended March 31, 2006. A significant portion of the $915,000 increase was related to our corporate migration to the United States and are non-recurring. These include legal costs of approximately $501,000, principally related to our corporate migration. Fiscal 2007 also included approximately $568,000 for consulting services related to our migration and funding strategies, of which $236,000 is a non-cash charge for the value of warrants issued for such services. The increase includes $184,000 for headcount costs associated with the staffing or upgrading of key positions that were vacant in the prior year, including that of our President and Chief Operating Officer. The headcount increase included $26,000 of one-time charges. Also, $50,000 of the general administrative increase is part of a non-cash charge for the value assigned to stock options. These increases were offset by a one-time charge in the prior year of $175,000 for payments made in 2006 to our former Chief Executive Officer. In addition to the factors noted above, general administration costs for the year ended March 31, 2007 includes non-recurring relocation costs of $60,000 for our new President and Chief Operating Officer.

For fiscal years 2007 and 2006, the fair value of employee stock-based compensation expense was $819,000 and $522,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an option grant to all of our employees in August 2006.

Depreciation and amortization expenses for fiscal years 2007 and 2006 were $579 000 and $464,000, respectively. This increase is related to depreciation of the WC3 tooling which began in September 2006.

Interest Expense.   Interest expense for the year ended March 31, 2007 was $1,467,000 compared to $4,867,000 for the year ended March 31, 2006. Included in interest expense was non-cash interest expense associated with the amortization of deferred financing costs and debenture discounts. Non-cash interest expense for the year ended March 31, 2007 and 2006 was $979,000 and $3,048,000, respectively. This decrease was principally due to the timing of the December 17, 2004 debenture financing and the discounts related to warrants issued and beneficial conversion feature. In addition, the charge for the year ended March 31, 2007 was related to a portion of the value assigned to warrants issued to short-term debenture holders for the extension of the maturity date of the debentures to June 30, 2006. The remaining unamortized value assigned to warrants of $424,000 was recorded as a loss on extinguishment of debt when the related short-term debentures and accrued interest were exchanged for Series A Preferred Shares on May 30, 2006. Also, in connection with December 17, 2004 financing, we issued convertible debentures that have a beneficial conversion feature as a result of an in-the-money conversion at the commitment date. The value of the beneficial conversion feature of $2,766,000 was determined as the difference between the effective conversion price and the Toronto Stock Exchange closing market price of our common shares as of the financing’s commitment date multiplied by the number of shares into which the December 17, 2004 debentures are convertible. The value of the beneficial conversion feature is presented as an unamortized discount to the December 17, 2004 debentures with an offsetting amount to additional paid-in capital. The discount amount was recorded as additional non-cash interest expense during the term of the debentures. The charge for the year ended March 31, 2006 was related to these debenture discounts associated with the December 17, 2004 financing. The December 17, 2004 debentures and accrued interest were exchanged for Series A Preferred Shares on May 30, 2006, and the remaining unamortized value assigned to the warrants and beneficial conversion feature of $408,000 was recorded as a loss on extinguishment of debt during the year ended  March 31, 2007. The decrease in interest paid in cash was attributable to our recapitalization completed in May 2006 and the reduction in working capital borrowings since we raised capital through private placements in our second quarter of fiscal 2007.

Other Income (Expense).   Other income (expense) for the year ended March 31, 2007 was ($40,000) compared to $901,000 for the year ended March 31, 2006, an absolute difference of  $941,000. The period ended March 31, 2006 included $877,000 of other income resulting primarily for the sale of previously developed rugged handheld technology to a foreign value added reseller.

Net Loss.   The net loss for the year ended March 31, 2007 was $6,615,000 ($0.11 per share) compared to a net loss of $8,986,000 ($0.16 per share) for the year ended March 31, 2006.

Net Loss Attributable to Common Shareholders.   In fiscal 2007, we issued Series A and B Preferred Shares that earn a cumulative 5% dividend. For the year ended March 31, 2007, there were accrued dividends of $798,000. Additionally, our convertible Series A and Series B Preferred Shares have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these Preferred Shares, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common shares as reported on the Toronto Stock Exchange as of the related financing’s commitment date multiplied by the number of shares into which the Preferred Shares are convertible. The value of the beneficial conversion features are presented as deemed dividends to the preferred shareholders with an offsetting amount to additional paid-in capital. Since the Preferred Shares are immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Share financings aggregating approximately $3,381,000 during the year ended March 31,

2007. These non-cash charges increased the net loss attributable to common shareholders and increased the loss per share attributable to the common shareholders by $0.07 for the year ended March 31, 2007.

Fiscal Year Ended March 31, 2006 vs. Fiscal Year Ended March 31, 2005

Revenue.   Total revenue for the year ended March 31, 2006 was $27,480,000 compared to $17,530,000 for the year ended March 31, 2005, an increase of $9,950,000. An increase in unit sales growth accounted for approximately 95% of the revenue increase. The unit growth was attributable to a full year of sales of our Centrino-based tablet, our second generation of the iX104 tablet, that was available for approximately one quarter in the prior year. Centrino-based unit sales increased approximately 300% and accounted for approximately 80% of the fiscal 2006 product mix as compared to approximately 30% of the fiscal 2005 product mix. The increase in Centrino units was offset by an approximate 57% decline in the first generation iX104 unit sales. The first generation iX104 accounted for approximately 20% of the fiscal 2006 product mix as compared to approximately 70% of the fiscal 2005 product mix. We believe the processing power of the Centrino-based tablet and, most notably, our AllVue™ outdoor readable display technology contributed to the increase in Centrino unit sales. Additionally, fiscal year 2006 had a full year’s benefit of approximately half of our new sales team established in the first half of fiscal year 2005. The new team was part of our strategy to expand our market focus from primarily small public safety organizations to markets including Fortune 500/Global 2000 companies. Improvements in average unit sales price accounted for approximately 5% of the revenue increase. This was most notably attributable to the improved functionality and premium associated with the Dual Mode AllVue™ screens introduced in late fiscal 2006.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. European sales, as well as sales from other parts of the world outside of North America, have been growing due to strong demand for our Tablet PC. From fiscal year 2005 to fiscal year 2006, our sales outside of North America grew from 22% to 37% of total sales, with Europe contributing most of this growth. In fact, revenue from Europe in fiscal year 2006 was $8,629,000, over three times the prior year’s amount of $2,752,000.

The majority of our revenue is derived from sales in the U.S. Other than the Netherlands, with 12.5% of the total revenue, no other country besides the U.S. accounted for more than 10% of our total revenue in fiscal year 2006. In fiscal year 2005, there was no one country, other than the U.S., that accounted for more than 10% of our total revenue. In fiscal years ended March 31, 2006 and 2005, revenues from customers within the U.S. totaled approximately $14.8 million and $13.1 million, respectively, and revenues from customers outside the U.S. totaled approximately $12.7 million and $4.4 million, respectively.

We have a number of customers, however, in a given year a single customer can account for a significant portion of our sales. For the fiscal year ended March 31, 2006, we had one customer that represented more than 10% of our total revenue and that customer was located in the Netherlands. In fiscal year 2005, there were no customers that accounted for more than 10% of our total revenue.

Cost of Revenue.   Total cost of revenue for the year ended March 31, 2006 was $20,671,000 compared to $13,860,000 for the year ended March 31, 2005, an increase of $6,811,000. Cost of revenue increased by approximately 49% from fiscal year 2005 to fiscal year 2006, and most of this was attributable to the approximately 57% increase in revenue from fiscal year 2005 to fiscal year 2006. The cost of revenue did not grow at the same rate as revenue in fiscal year 2006. This was in part because the tooling depreciation expense for fiscal year 2006 was less than fiscal year 2005 by approximately $450,000 as the majority of the tooling assets became fully depreciated during fiscal year 2005.

Gross Profit.   Total gross profit increased by $3,139,000 to $6,809,000 (24.8% of revenue) for the year ended March 31, 2006 from $3,670,000 (20.9% of revenue) for the year ended March 31, 2005. This increase was due to increased revenues driven by a 54% increase in unit sales as well as a reduction in tooling depreciation as noted above.

Sales, Marketing and Support.   Sales, marketing and support expenses for the year ended March 31, 2006 were $5,284,000 compared to $4,839,000 for the year ended March 31, 2005, an increase of $445,000. This increase was primarily commission costs of $380,000 commensurate with the increase in revenue, as well as $124,000 of travel related expense and advertising costs of $66,000, offset by ($204,000) of head count related costs. We plan to continue investing in sales generation activities as we grow our revenues.

Product Research, Development and Engineering.   Product research, development and engineering expenses for the year ended March 31, 2006 were $2,402,000 compared to $2,327,000 for the year ended March 31, 2005, an increase of $75,000. Both fiscal years had comparable levels of headcount and development activities. Fiscal year 2005 included costs related to our Centrino® based product that was completed in the third quarter of fiscal 2005, as well as some of the development costs for a rugged handheld product completed in the second quarter of fiscal 2005. We sold the handheld technology during the second quarter of fiscal year 2006. The fiscal year 2006 development costs related principally to enhancement initiatives for our Centrino® based tablet, including the new Dual Mode AllVue™ functionality.

General Administration.   General administration expenses for the year ended March 31, 2006 were $4,143,000 compared to $4,179,000 for the year ended March 31, 2005, a decrease of $36,000. Included in fiscal year 2006 was a charge of approximately $1,025,000 for estimated costs to address and resolve the matters identified in a notification received from the Ontario Securities Commission (“the OSC”) in June 2005. Without giving effect to the OSC charge, general administration expenses declined by $1,061,000. This reduction was partially due to efficiencies gained from cost maintenance programs implemented in the middle of fiscal year 2005 and maintained during fiscal year 2006, including reductions of $344,000 in headcount related costs. In addition, fiscal year 2005 included non-recurring legal costs of approximately $717,000 related to our successful defense of certain litigation, various non-recurring expenses associated with our physical migration to the U.S. that was completed during the second quarter of fiscal year 2005, and increased administrative costs related to regulatory compliance requirements. All of the defense litigation matters were settled and the suits against us were dismissed in October 2004. The benefit of these expense reductions were partially offset in fiscal year 2006 by a charge of $175,000 representing future cash payments for separation pay to our former Chief Executive Officer who resigned in September 2005.

For fiscal years 2006 and 2005, the fair value of employee stock-based compensation expense was $522,000 and $305,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an option grant to all of our employees in January 2006. Fiscal year 2006 has a full year of expense for this grant as compared to only one quarter of expense in fiscal year 2005.

Depreciation and amortization expenses for fiscal years 2006 and 2005 were $464,000 and $645,000, respectively. The majority of the fiscal year 2005 expense related to the amortization of tooling costs of approximately $450,000, which were expensed over a two year period and recorded in cost of revenue. The majority of the tooling assets were fully depreciated at March 31, 2005, which accounted for the decline from fiscal year 2005 to 2006. This decline was partially offset by an increase in the amount of depreciation of approximately $204,000 related to our Centrino-based demonstration units in fiscal year 2006. The cost of demonstration units was depreciated on a straight-line basis over six months. The remaining depreciation expense was recorded in general administration and increased by $65,000 related to the new fixed assets associated with the relocation to Austin, Texas.

Interest.   Interest expense for the year ended March 31, 2006 was $4,867,000 compared to $2,818,000 for the year ended March 31, 2005, an increase of $2,049,000. Non-cash interest expense associated with the amortization of debenture discounts was $3,048,000 for fiscal year 2006 and $1,920,000 for fiscal year 2005. The fluctuation was principally attributable to the timing of the debenture financing as well as that the December 17, 2004 debentures had a beneficial conversion feature with a value of $2,766,000. Fiscal year 2006 included $150,000 of deferred financing costs as compared to $21,000 in fiscal year 2005. The increase was attributable to an increase in the number of financing transactions. Interest on debenture and short-term borrowings was $1,548,000 for fiscal year 2006 and $877,000 for fiscal year 2005. The increase in outstanding borrowings accounted for the increase in interest expense. Interest on our bank revolving credit facility was $121,000 in fiscal year 2006 and nil in fiscal year 2005, as the facility was established in fiscal year 2006.

Other Income and Expenses.   Other income for the year ended March 31, 2006 was $901,000 compared to other expenses of $8,000 for the year ended March 31, 2005, a net increase of $909,000. In August 2005, we sold a previously developed rugged handheld technology to a foreign value added reseller. The sale agreement provided for an initial payment of approximately $900,000, which we received on August 5, 2005, and a future payment of approximately $700,000, net of our share of future development costs, upon the completion of certain agreed upon production activities by a third party manufacturer. As of March 31, 2006, the agreed upon production activities was not completed and it is uncertain as to whether the purchaser would complete its obligations under the sale agreement. The proceeds received in August 2005, net of related selling expenses, in the amount of $877,000 have been reflected in other income for fiscal year 2006. Our investment in the rugged handheld technology was previously expensed when incurred since the expenditures were research and development related. The technology was in a development stage and did not account for any of our revenue.

Net Loss.   The net loss for the year ended March 31, 2006 was $8,986,000 ($0.16 per share) compared to a net loss of $10,501,000 ($0.21 per share) for the year ended March 31, 2005. The decrease in the amount of net loss was primarily due to the year-over-year increases in revenue and gross margin and relatively smaller increases in operating expenses compared to the prior period, offset by the increase in non-cash interest expense.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2008. As at March 31, 2007, our working capital was $5,210,000 and our cash and cash equivalents were $1,711,000. From inception we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $87.6 million.

Prior Financings

In December 2004, we completed a $5 million private placement of 10% secured convertible debentures and common share purchase warrants to acquire an aggregate of 9,100,000 common shares at $0.55 per share. The principal amount of each debenture was convertible, at the holder’s option, into common shares at a conversion price of $0.44 per share. Interest accrued on the debentures could be paid, at the option of the holder, by the issuance of our common shares. The debentures had an original maturity date of October 31, 2005, which was extended to April 30, 2007.

In April 2005, we entered into a loan and security agreement with a commercial bank that enabled us to finance certain eligible accounts receivable up to a maximum $2,625,000. In September 2005, we replaced that credit facility with a new two-year $5 million credit facility with the same commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility continue to bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). Under the amended terms, the maturity date for borrowings under this credit facility was extended to March 31, 2008. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, a debenture holder and a supplier, the commercial bank has a first priority security interest in all of our assets, the supplier has a priority security interest in certain of our trade debts, and the debenture holder has a security interest in all of our assets. The loan agreement contains a number of financial and operational covenants, including that we have a minimum tangible net worth of at least $3,750,000 at all times and a minimum excess availability of $750,000. As of June 20, 2007, we are in compliance with such covenants. As of June 20, 2007, there was no borrowings outstanding under this credit facility.

In May and July 2005, we received aggregate gross proceeds of $3 million from one of our principal shareholders, Phoenix Venture Fund LLC (which we refer to as Phoenix), an affiliate of Phoenix and another lender, in connection with the issuance of 10% secured promissory notes in the aggregate principal amount of $3 million. The notes had an original maturity date of August 31, 2005, which was subsequently extended to September 15, 2005. The proceeds were used for working capital and development purposes. The notes were paid in full on September 15, 2005 as part of a later financing with Phoenix.

On September 15, 2005, we entered into a debenture purchase agreement with Phoenix and other lenders, including an affiliate of Phoenix (which we refer to as the Lenders), whereby the Lenders agreed to provide an aggregate of $5 million of financing to us. The debentures had an original maturity date of March 31, 2006 and borrowings under those debentures bore interest at 10% per annum. We initially drew on the facility and issued debentures to the Lenders in the aggregate amount of $3 million. We used the gross proceeds to re-pay promissory notes in the aggregate amount of $3 million previously issued by our subsidiary in May and July 2005. On September 29, 2005, November 4, 2005 and November 7, 2005, we made additional draws on the facility and issued debentures to the Lenders in the aggregate amount of $2 million. The proceeds were used for working capital and general corporate purposes. In connection with this financing, the maturity date of all of our other outstanding debentures was extended to April 30, 2007.

We agreed to issue warrants to the holders of such debentures in the event that any these debentures were not paid in full on or prior to March 31, 2006 entitling the holder to purchase that number of our common shares equal to the number of dollars representing the aggregate amount then due on such holder’s debenture. Since the debentures were not repaid on March 31, 2006, on April 10, 2006 we issued warrants to purchase 5,235,343 of our common shares to the Lenders at an exercise price of Cdn.$0.45. The warrants are exercisable through April 10, 2008 and the exercise price of the warrants was based on the average current market price of our common shares for the five days before the date of issuance. In contemplation of our recapitalization (described immediately below), the maturity date of the debentures was extended to June 30, 2006.

On April 20, 2006, we entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide up to $5 million in financing to us. In connection with the financing, we issued Phoenix a 10% secured debenture in the aggregate principal amount of $1.0 million, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 Series A Preferred Shares as part of the recapitalization discussed below. The remaining $4 million balance under the financing could be funded at any time through June 30, 2006 (subsequently amended to July 31, 2006), in Phoenix’s sole discretion, through the issuance of additional Series A Preferred Shares, at a purchase price of $0.34 per share, to Phoenix and/or its assigns.

On April 21, 2006, we entered into an exchange and purchase agreement pursuant to which our debenture holders agreed to exchange approximately $18.9 million of indebtedness for 55,520,542 of our Series A Preferred Shares. This recapitalization was completed on May 30, 2006. The recapitalization represented the conversion of all of our outstanding 10% secured debentures (except for one debenture in the aggregate principal amount of $250,000), including accrued interest.

On July 6, 2006, pursuant to the terms of the April 2006 financing agreement, we issued 2,920,585 Series A Preferred Shares in a private placement resulting in gross proceeds of approximately $993,000, which were used for working capital and general corporate purposes. On July 31, 2006, pursuant to the terms of the April 2006 financing agreement, we issued 5,031,768 Series A Preferred Shares in a private placement resulting in gross proceeds of approximately $1.7 million, which were used for working capital and general corporate purposes.

On August 9, 2006, we issued 9,988,513 Series B Preferred Shares resulting in gross proceeds of approximately $3.4 million. The net proceeds from this offering are being used for working capital and general corporate purposes. On September 22, 2006, we issued 2,848,253 common shares resulting in gross proceeds of approximately $1.0 million. The net proceeds from this offering are being used for working capital and general corporate purposes.

In 2007, our principal shareholder, Phoenix, agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2008.

We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for the next 12 months. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
	(in thousands of US dollars)
Cash used in operating activities	$(3,339)	$(8,668)	$(6,317)
Cash provided by (used in) investing activities	(567)	288	(332)
Cash provided by financing activities	5,561	7,194	7,177
Cash and cash equivalents	1,711	56	1,242

Fiscal 2007.   Cash used in operating activities in fiscal year 2007 was $3,339,000. While our net loss was $6,615,000, our net cash used was lower in fiscal year 2007 as compared to fiscal year 2006 primarily due to increased revenues, a prior year non-recurring, non-operating $877,000 gain on the sale of technology, a $74,000 decrease in inventory, a $205,000 decrease in accounts receivable that are offset by a $599,000 increase in cash applied to accounts payable.

Cash used in investment activities consists of additions to fixed assets, principally tooling equipment, for our new products, and demonstration units. Net cash provided by investing activities was due to the $877,000 of net proceeds from the sale of technology.

Cash provided by financing activities for the years ended March 31, 2007 and 2006 was $5,561,000 and $7,194,000, respectively. In fiscal year 2007, as a result of the facility being paid down, net borrowings from the working capital facility were ($1,672,000), while in the prior year the net borrowings from the working capital facility were $1,582,000. The 2007 financing activities reflect $7,233,333 raised through the July 2006 Series A Preferred Shares, the August 2006 Series B Preferred Shares and the September 2006 common shares private placements. In fiscal 2006 we raised $5,612,000 through the issuance of debentures and common shares.

Fiscal 2006.   Cash used in operating activities in fiscal year 2006 was $8,668,000. While our net loss was $8,986,000, our net cash used was higher in fiscal year 2006 as compared to fiscal year 2005 primarily due to increases in accounts receivable of $2,750,000, inventory of $759,000 offset by an increase in accounts payable of $897,000 commensurate with the increases in revenue and related activities in our business.

Cash provided by investing activities in fiscal year 2006 represented the net proceeds from the sale of technology of $877,000 less additions to capital assets of $589,000. Additions in the 2006 fiscal year were principally comprised of the use of our Centrino® based tablets for sales and marketing demonstrations and internal use.

The cash provided by financing activities of $7,194,000 is comprised of $1,582,000 of net borrowings from the bank indebtedness, $5 million of proceeds from the issuance of short-term debentures and $612,000 of proceeds from the issuance of shares in connection with warrants and options that were exercised in fiscal year 2006.

Fiscal 2005.   Cash used in operating activities in fiscal year 2005 was $6,317,000. While our net loss was $8,891,000, our net cash used was lower due to significant improvements in our collections processes and business practices that resulted in a $3,452,000 reduction in accounts receivable during fiscal year 2005. At March 31, 2005, accounts receivable were $1,863,000 as compared to $5,315,000 at March 31, 2004 even though approximately $5 million of sales product was shipped in the fourth quarter of each fiscal year. The benefit of the accounts receivable reduction was diminished by an $896,000 increase in inventory necessary to fulfill demand related to our Centrino® based tablets, which were new to the marketplace at the end of the 2005 fiscal year.

The additions to capital assets of $332,000 represent all of the cash used in investing activities. Additions in the 2005 fiscal year were principally comprised of the use of our new Centrino® based tablets for marketing demonstrations and internal use.

The cash provided by financing activities of $7,177,000 in fiscal year 2005 is due to the timing of related funding. In fiscal year 2005, we received approximately $800,000 in April 2004 in connection with the issuance of common shares, shortly after the end of the 2004 fiscal year and $5 million in the December 2004 private placement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

At March 31, 2007, our contractual obligations consisted of the following:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank indebtedness	—	—	—	—	—
Debentures(1)	$250,000	—	$250,000	—	—
Operating leases	642,000	$261,000	381,000	—	—
Purchase obligations	2,402,000	2,402,000	—	—	—
Total	3,294,000	2,663,000	631,000	—	—

(1)          On May 30, 2006, we completed a recapitalization pursuant to which approximately $18,877,000 of indebtedness, represented by 10% secured debentures in the original principal amount of $17,755,000 and accrued interest of $1,122,000, was exchanged for 55,520,542 Series A Preferred Shares. As of  March 31, 2007, we have one secured debenture outstanding in an aggregate principal amount of $250,000 due on April 30, 2009.

Our future contractual obligations include future minimum lease payments under non-cancelable operating leases primarily related to our corporate headquarters in Austin, Texas. At March 31, 2007, we had purchase obligations to certain contract manufacturers and other inventory suppliers of approximately $2.4 million related to inventory and product development items extending into fiscal year 2008.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2007, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our United States dollar denominated cash and money market investments.

Item 8.                        Financial Statements and Supplementary Data.

The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-25 of this Annual Report on Form 10-K and incorporated in this Item 8 by reference.

Item 9.                        Changes in Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, based on an evaluation carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, there were no changes in our internal controls over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9A(T).                               Controls and Procedures.

Not applicable.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our company as of May 31, 2007:

Name	Age	Positions with our Company
Philip S. Sassower	67	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	49	President and Chief Operating Officer
Michael J. Rapisand	47	Chief Financial Officer and Corporate Secretary
Gregory E. Arends	48	Vice President of Engineering
Andrea Goren	39	Director
Thomas F. Leonardis	63	Director
Brian E. Usher-Jones	61	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has been a director of our company and served as Chairman of the Board of Directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. Mr. Sassower served as Chairman of the Board of Communication Intelligence Corp., an electronic signature solution provider, from 1998 to 2002 and Chairman of the Board of Newpark Resources, Inc., an environmental services company, from 1987 to 1996.

Mark Holleran has served as our President and Chief Operating Officer since February 2006. Mr. Holleran served as Vice President of Sales from April 2003 to February 2006. Prior to joining our company, Mr. Holleran was a consultant with the consulting firm of Cox Consulting Ltd. from 2002 to 2003. Prior to that, Mr. Holleran served as President and Chief Executive Officer of Wavestat Wireless Inc., a developer of wireless products, from 2000 to 2002. Mr. Holleran served as Vice-President—Sales and Marketing at Cabletron Systems of Canada from 1996 to 1999.

Michael J. Rapisand has served as our Chief Financial Officer and Corporate Secretary since August 2004. Prior to joining our company, Mr. Rapisand served as Chief Financial Officer of TippingPoint Technologies, Inc., a network-based security hardware manufacturer, from October 2002 to March 2004. Prior to that, Mr. Rapisand served as Chief Financial Officer and Vice President of ThinkWell Corporation, a publishing company, from October 2001 to September 2002. From March 1997 to July 2001, Mr. Rapisand served as Finance Director of Dell Inc. In October 2006, Mr. Rapisand became a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products.

Gregory E. Arends has served as our Vice President of Engineering since March 2006. Prior to joining our company, Mr. Arends was Engineering Manager at Grayhill, Inc., a manufacturer of switches, keypads and mobile computers, from February 2002 to March 2006.

Andrea Goren has been a director of our company since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002.

Thomas F. Leonardis has been a director of our company since June 2005. Mr. Leonardis has been President and Chief Executive Officer of Ember Industries, Inc., a contract electronics manufacture, since

November 2001. Mr. Leonardis has been a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products, since November 2001.

Brian E. Usher-Jones has been a director of our company since 1996. Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker. Mr. Usher-Jones is currently a director of Wireless Age Communications Inc. From November 2000 to September 2006, Mr. Usher-Jones served as Chairman and Chief Executive Officer of Oromonte Resources Inc., a mining exploration company. From November 2002 to September 2005, Mr. Usher-Jones served as Chairman of Greenshield Resources Ltd., a mining exploration company. From April 1997 to June 2004, Mr. Usher-Jones served as a director of Calvalley Petroleum Inc., an oil exploration company. From June 2001 to July 2004, Mr. Usher-Jones served as a director of Pivotal Self-Service Technologies Inc., which installs ATM machines. From January 2001 to December 2003, Mr. Usher-Jones served as Chairman of International Vision Direct, an internet seller of contact lenses. Mr. Usher-Jones served as Treasurer and Interim Chief Financial Officer of our company from August 1996 to November 1997 and from August 2001 to December 2001.

There are no family relationships between any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Our company did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fiscal year ended March 31, 2007.

Code of Ethics

We have not yet adopted a code of ethics. However, we are currently developing a code of ethics which will apply to the members of our board of directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees.

Audit Committee

The members of our Audit Committee are Brian E. Usher-Jones, Andrea Goren and Thomas Leonardis. Our Board of Directors has determined that Brian E. Usher-Jones meets the criteria of an “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. Mr. Usher-Jones is an independent director as defined under the rules of The Nasdaq Stock Market. Mr. Usher-Jones’ background and experience include being a chartered accountant and Chief Financial Officer of Nesbitt, Thomson and Company.

Item 11.                 Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

The compensation of our executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity-based compensation. In addition, we provide our executives with benefits that are generally available to our salaried employees.

As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help our company grow, we must do so within budgetary constraints. We reward outstanding performance with cash bonuses which are based on financial measures, such as revenue and EBITDA targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation as we believe equity compensation provides an incentive to our executive officers to build value for our company over the long-term and aligns the interests of our executive officers and shareholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives while remaining within our budgetary constraints and also creating cash incentives which reward company-wide and individual performance and aligning the interests of our executive officers with those of our shareholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

Our board of directors has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We review the total compensation we pay our executives and we do not believe that compensation derived from one component should increase or reduce compensation from another component. We determine the appropriate level for each compensation component separately.

We review annually our executive’s cash compensation and option holdings to determine whether they provide adequate incentives and motivation to our executives and whether they adequately compensate them.

We account for the equity compensation expense for our executives under the rules of SFAS No. 123(R), which require us to estimate and record an expense for each award of equity compensation over the service period of the award. We also record cash compensation as an expense at the time the obligation is accrued. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our executives at the time it becomes available to them.

Elements of Our Compensation Program

The individual elements of our compensation program are as follows:

Base Compensation.   It is our policy that the base salaries paid to our executive officers should reflect the individual responsibility and experience of the executive officer and the contribution that is expected from the executive officer. To date, our compensation committee has not specifically benchmarked the remuneration of our executive officers to that of other companies and has not established any peer groups for comparison purposes. In the past, the compensation of our named executive officers, other than Philip S. Sassower who receives no compensation for his services as Chief Executive Officer, was determined based on negotiations between us and the named executive officer. In each instance, the compensation for the executive officer was more than he received in his prior position. The compensation committee is in the process of conducting a study to compare the remuneration of our executive officers to the remuneration for similar executives in the relevant labor markets. In the case of a newly hired executive officer, the individual’s performance and compensation level in his or her prior positions will also be a determining factor. Base salaries are reviewed by the compensation committee on an annual basis to satisfy these criteria.

During our 2007 fiscal year, the base salary of Mark Holleran, our President and Chief Operating Officer, was increased from $200,000 to $250,000 after his relocation from Canada to Austin, Texas, pursuant to the terms of his employment agreement. Also during our 2007 fiscal year, Michael J. Rapisand, our Chief Financial Officer, received a merit increase in his base salary from $145,000 to $180,000, and Gregory Arends, our Vice President of Engineering, received a merit increase in his base salary from $120,000 to $135,000.

Cash Incentive Bonuses.   Our executive officers are eligible for annual incentive bonuses if they meet key financial and operational objectives. The payment of cash incentive bonuses to executive officers are based on our compensation committee’s assessment of the performance of the company and each executive officer measured against financial objectives, strategic goals and corporate milestones. These financial, strategic and corporate objectives include revenue and EBITDA targets, product development objectives and corporate milestones such as the completion of financings. Our compensation committee may in its discretion award a cash incentive bonus to an executive officer for partial achievement of such executive officer’s objectives. The total amount of the cash incentive bonus available to an executive officer is either based upon a percentage of such executive officer’s base salary or a fixed dollar amount. Bonuses are reviewed by the compensation committee on an annual basis. Furthermore, in recognition of an executive officer’s exceptional performance our board of directors may award a performance bonus in excess of that executive officer’s maximum cash incentive bonus.

Each of our executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan. Under the terms of Mark Holleran’s MBO plan, Mr. Holleran has the opportunity to earn a cash bonus of up to 100% of his base salary based on his achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), new product development (15%), additional financings (10%), retention of staff (7.5%) and hiring new employees (7.5%). Under the terms of Michael J. Rapisand’s MBO plan, Mr. Rapisand has the opportunity to earn a cash bonus of up to 40% of his base salary based on his achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), additional financings (20%) and completion of our corporate migration (20%). Under the terms of Gregory Arends’ MBO plan, Mr. Arends has the opportunity to earn a cash bonus of up to $50,000 based on his achievement of objectives in the following weighted categories: new product development (25%), current product innovations (25%), revenues (20%), EBITDA performance (15%) and hiring new employees (15%).

Our compensation committee has not established all of the quantitative targets to be achieved by us or our executive officers in connection with the payment of the cash incentive bonuses listed above. As a result, there is no mathematical formula to be used in determining cash incentive bonuses for our executive officers. Instead, the annual cash incentive bonuses are within the discretion of our compensation committee and the compensation committee will consider the factors listed in each executive officer’s MBO plan in determining the annual cash inventive bonus, if any, earned by each executive officer.

Equity-Based Compensation.   We use stock options to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success. Authority to make stock option grants to our executive officers rests with our board of directors. In determining the size of stock option grants, our board of directors considers our actual performance against our strategic plan, individual performance, the extent to which shares subject to previously granted options are vested and the recommendations of our Chief Executive Officer and other members of senior management.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We grant stock options at regularly scheduled meetings of our board of directors. The authority to make equity grants to our executive officers rests with our board of directors, although, as noted above, our board of directors does, in determining the grants of equity awards, consider the recommendations of our Chief Executive Officer and other members of senior management. All stock options granted have an exercise price equal to the closing price of our common stock on the Toronto Stock Exchange on the date that the grant action occurs.

With respect to establishing compensation for our executive officers, we do not have any formal policies in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of our company’s performance. In addition, we have no policies regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which such award or payment was based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

With respect to newly hired employees, our practice is typically to make stock grants at the first meeting of our board of directors following such employee’s hire date. We do not have any program, plan or practice to time stock options grants with the release of material non-public information. We do not time, nor do we plan to time, the release of material non-public information for the purposes of affecting the value of executive compensation.

On August 29, 2006, our board of directors awarded to our named executive officers and directors a grant of options intended to compensate them for the dilution to their previous issued options which occurred as a result of our May 2006 recapitalization, pursuant to which we issued over 55.5 million Series A Preferred Shares in exchange for approximately $18.9 million of debt.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement is for a period of two years, and may be renewed for an additional one year period. In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary, currently of $250,000 per year, subject to any increase as may be approved by our board of directors. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance. In connection with entering into the employment agreement, Mr. Holleran was awarded options to purchase 1.2 million common shares at a price of $0.34 per share. The options will vest in equal annual installments over a period of three years. As part of this grant, Mr. Holleran agreed to the extinguishment of any options previously granted to him that did not vest on or before June 22, 2006.

Mr. Holleran is also eligible to participate in a transaction bonus pool in the event of the sale of our company during the term of Mr. Holleran’s employment agreement. The amount of the transaction bonus pool will be based upon the total consideration received by our shareholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool, while 30% will be allocated to our Chief Financial Officer and the remaining 20% will be distributed among our senior management team as decided by our board of directors.

If we do not renew Mr. Holleran’s employment agreement after the initial period of two years, he will be entitled to continue to receive his base salary for an additional period of one year, less any amounts he earns from any employment or self-employment during that time. Mr. Holleran will also be entitled to receive an amount equal to the average of his performance bonus paid to him during the term of his employment agreement. In addition, Mr. Holleran may be eligible to continue to participate in our group health plans during this one year period.

As part of the employment agreement, we agreed to reimburse Mr. Holleran up to $80,000 of his expenses incurred in connection with his relocation from Toronto, Canada to Austin, Texas. We also agreed that if we terminate Mr. Holleran’s employment without cause during the term of his employment agreement, in addition to any payments due to him under the terms of the agreement, we will reimburse

Mr. Holleran up to $80,000 of his expenses incurred in connection with his relocation back to Canada. The employment agreement also contains customary non-compete, non-solicitation, non-disparagement and confidentiality provisions.

Severance and Change in Control Benefits

Mark Holleran, our President and Chief Operating Officer, has a provision in his employment agreement that gives him severance benefits if his employment is terminated without cause. In addition, his employment agreement provides for the acceleration of his then unvested options following a change in control of our company. Mr. Holleran will also receive a transaction bonus if our company is sold during the term of his employment. The amount of the transaction bonus will be based upon the total consideration received by our shareholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool that is eligible to be paid to our executives. In addition, under the terms of our transaction bonus pool, our Chief Financial Officer, Michael J. Rapisand, will receive 30% and the remaining 20% will be distributed among our senior management team as decided by our board of directors.

We have chosen to provide these benefits to our executives because we believe we must remain competitive in the marketplace. These severance and acceleration provisions and estimates of these change of control and severance benefits are described in the section entitled “—Estimated Payments and Benefits Upon Termination or Change in Control” below.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans. We do maintain a 401(k) plan for our employees, including our executive officers, however, we do not match contributions made by our employees, including contributions made by our executive officers.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. Our board of directors may elect to provide our executive officers and employees with non-qualified defined contribution or deferred compensation benefits if it determines that doing so is in our best interests.

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees.

Impact of Regulatory Requirements

Deductibility of Executive Compensation.   Our executive officer’s MBO plans and our stock option plan do not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year that is attributable to one of those arrangements would not currently be deductible for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences.

Accounting for Stock-Based Compensation.   We began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R) for the fiscal year ended March 31, 2004.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Role of the Executive Officers in Determining Executive Compensation

The compensation of our Chief Executive Officer (Philip S. Sassower) and President and Chief Operating Officer (Mark Holleran) is determined by our compensation committee. Mr. Sassower does not receive a salary in connection with his services as Chief Executive Officer. Mr. Holleran has no role in determining his own compensation. Our compensation committee consults with Mr. Sassower in connection with Mr. Holleran’s compensation and with Mr. Sassower and Mr. Holleran with respect to the compensation for our other executive officers.

Summary Compensation Table for Fiscal Year 2007

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal year ended March 31, 2007, such officers are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary US($)	Bonus US($)		Option Awards US($)(1)	All Other Compensation US($)		Total US($)
Philip S. Sassower—Chief Executive Officer(2)	2007	—	—		55,004	3,750	(3)	58,754
Mark Holleran—President and Chief Operating Officer	2007	230,743	147,934	(4)	177,714	60,059	(5)	616,450
Michael J. Rapisand—Chief Financial Officer	2007	167,010	50,400	(6)	115,578	—		282,588
Gregory Arends—Vice President of Engineering	2007	132,308	20,500	(7)	50,624	65,780	(8)	269,212

(1)          Option award amounts included in this table reflect the compensation cost for the fiscal year ended March 31, 2007, related to all options granted to the named executive officer, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model.

(2)          Mr. Sassower does not receive a salary in connection with his services as our Chief Executive Officer. Mr. Sassower is the Chairman of the Board of Directors.

(3)          Represents fees paid to Mr. Sassower for attending meetings of our Board of Directors.

(4)          Represents bonus compensation earned by Mr. Holleran pursuant to his Management By Objectives (MBO) plan and a discretionary award granted by our board of directors for his efforts in managing our sales team. Under the terms of Mr. Holleran’s MBO plan, he had the opportunity to earn a cash bonus of up to 100% of his base salary ($250,000) based on the achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), new product development (15%), additional financings (10%), retention of staff (7.5%) and hiring new employees (7.5%). For purposes of our named executive officers’ MBO plans, we define EBITDA as earnings before, interest, taxes, depreciation, amortization and non-cash transactions (such as stock compensation expense, services paid with stock and amortization of values assigned to warrants issued in financings).

(5)          Represents reimbursement for actual out-of-pocket relocation costs incurred by Mr. Holleran.

(6)          Represents bonus compensation earned by Mr. Rapisand pursuant to his MBO plan. Under the terms of Mr. Rapisand’s MBO plan, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), additional financings (20%) and completion of our corporate migration (20%).

(7)          Represents bonus compensation earned by Mr. Arends pursuant to his MBO plan. Under the terms of Mr. Arends’ MBO plan, he had the opportunity to earn a cash bonus of up to $50,000 based on his achievement of objectives in the following weighted categories: new product development (25%), current product innovations (25%), revenues (20%), EBITDA performance (15%) and hiring new employees (15%).

(8)          Represents reimbursement for actual out-of-pocket relocation costs incurred by Mr. Arends.

Grants of Plan-Based Awards During Fiscal Year 2007

The following table sets forth each grant of an award made to a named executive officer during our fiscal year ended March 31, 2007 under any of our incentive plans or equity plans.

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards C($/Sh)	Grant Date Fair Value of Stock and Option Awards C($)
Philip S. Sassower—Chief Executive Officer	8/29/2006	200,000	$0.44	$62,000
Mark Holleran—President and Chief Operating Officer	6/30/2006	1,200,000	$0.38	$312,000
	8/29/2006	1,566,668	$0.44	$485,667
Michael J. Rapisand—Chief Financial Officer	8/29/2006	830,000	$0.44	$257,300
Gregory Arends—Vice President of Engineering	6/20/2006	500,000	$0.31	$110,000
	8/29/2006	500,000	$0.44	$155,000

(1)          All options are granted under our Amended and Restated Share Option Plan.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2007 for each of the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price C($)	Option Expiration Date
Philip S. Sassower—
Chief Executive Officer	50,000	100,000	(1)	$0.93	06/21/2010
	50,000	150,000	(2)	$0.44	08/29/2011
Mark Holleran—
President and Chief Operating Officer	175,000	—		$0.46	05/20/2008
	78,334	—		$0.56	01/06/2010
	113,334	—		$0.93	06/21/2010
		1,200,000	(3)	$0.38	06/30/2011
		1,566,668	(4)	$0.44	08/29/2011
Michael J. Rapisand—
Chief Financial Officer	83,334	41,666	(5)	$1.12	08/11/2009
	528,750	176,250	(6)	$0.56	01/06/2010
	—	830,000	(7)	$0.44	08/29/2011
Gregory Arends—
Vice President of Engineering		500,000	(8)	$0.31	06/20/2011
	—	500,000	(9)	$0.44	08/29/2011

(1)          50,000 options vested on June 21, 2007 and 50,000 options vest on June 21, 2008.

(2)          50,000 options vest on August 29, 2007, 50,000 options vest on August 29, 2008 and 50,000 options vest on August 29, 2009.

(3)          400,000 options vest on June 30, 2007, 400,000 options vest on June 30, 2008 and 400,000 options vest on June 30, 2009.

(4)          522,223 options vest on August 29, 2007, 522,223 options vest on August 29, 2008 and 522,222 options vest on August 29, 2009.

(5)          These options vest on August 11, 2007.

(6)          These options vest on January 6, 2008.

(7)          276,667 options vest on August 29, 2007, 276,667 options vest on August 29, 2008 and 276,666 options vest on August 29, 2009.

(8)          166,667 options vested on June 20, 2007, 166,667 options vest on June 20, 2008 and 166,666 options vest on June 20, 2009.

(9)          166,667 options vest on August 29, 2007, 166,667 options vest on August 29, 2008 and 166,666 options vest on August 29, 2009.

Option Exercises and Stock Vested

None of our executive officers exercised any options during our fiscal year ended March 31, 2007.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment terminated as of the March 30, 2007, the last business day of our last fiscal year. If Mr. Holleran’s employment is terminated by us without cause, as a result of his death or disability, by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$147,934	(5)
Benefits and Perquisites:	$93,716	(6)

(1)          For purposes of Mr. Holleran’s employment agreement, “cause” includes, among other things, (i) his willful failure to perform his duties under his employment agreement, (ii) any intentional act of fraud, embezzlement or theft involving more than a nominal amount of our assets or property, (iii) any material damage to our assets, business or reputation resulting from his intentional or grossly negligent conduct, (iv) his intentional wrongful disclosure of material confidential information, (v) his intentional engagement in competitive activity which would constitute a breach of his employment agreement and/or his duty of loyalty, (vi) his intentional breach of any material employment policy, or (vii) his ineligibility for any reason to work lawfully in the United States for a period of four consecutive months.

(2)          Assumes that there is no earned but unpaid base salary at the time of termination.

(3)          Assumes that there is no earned but unpaid bonus at the time of termination.

(4)          Mr. Holleran is entitled to receive his base salary in effect immediately prior to his termination of employment for a period of 12-months commencing on the termination date, subject to reduction by any amounts he earns during the 12-month period.

(5)          Under the terms of Mr. Holleran’s employment agreement, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination. Since the terms of Mr. Holleran’s performance bonus were established in fiscal year 2007 and the severance amount related thereto is based on an average of performance bonuses paid to him for two calendar years, this table assumes such average is equal to the amount paid to Mr. Holleran in fiscal year 2007. During the past year, Mr. Holleran had the opportunity to earn a cash performance bonus of up to 100% of his base salary based on his achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), new product development (15%), additional financings (10%), retention of staff (7.5%) and hiring new employees (7.5%).

(6)          Represents payments of $1,143 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period and a maximum of $80,000 which Mr. Holleran is entitled to be reimbursed for his relocation costs back to Canada.

Change in Control Benefits

Under the terms of our Share Option Plan, upon a change in control of our company all outstanding options will immediately vest and become exercisable. A “change of control” means the occurrence of (i) a person, including the person’s affiliates and any other person acting jointly or in concert with that person, becoming the beneficial owner of, or exercising control over, more than 50.1% of the total voting power of our common stock; or (ii) our company consolidating with, or merging with or into, another person or selling, transferring, leasing or otherwise disposing of all or substantially all of our assets to any person, or any person consolidating with, or merging with or into, our company, in any such event pursuant to a transaction in which our outstanding shares of common stock are converted into or exchanged for cash, securities or other property, except for any such transaction in which the holders of our then outstanding common stock receive voting securities, or securities exchangeable at the option of the holder into voting securities, of the surviving person which constitute a majority of the voting securities.

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 30, 2007, the last business day of our last fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,020,071	(4)	—	(5)
Michael J. Rapisand—Chief Financial Officer	$612,042	(6)	—	(7)
Gregory Arends—Vice President of Engineering	—	(8)	$8,748	(9)

(1)          Our named executive officers (except for Philip S. Sassower) are eligible to participate in a transaction bonus pool designed to incentivize and reward our executives who are employed by us upon the sale of our company. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $0.34 and 10% of the remaining per share consideration received through such sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. For example, if a sale of our company is completed and each holder of our common stock will receive $1.00 per share after transaction expenses, the transaction bonus pool will be equal to 5% on the first $0.34 per share and 10% on the balance per share ($0.66 per share). The participation in the transaction bonus pool will be allocated as follows: 50% to Mark Holleran, our President and Chief Operating Officer, 30% to Michael J. Rapisand, our Chief Financial Officer, and the balance to our then current senior management team, as decided by our board of directors, in consultation with Mr. Holleran.

(2)          Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)          Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.33 per share, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

(4)          Assuming (i) a per share sales price of $0.33, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,040,141. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)          Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.33 per share, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, the exercise price of all of the options held by such executive officer would be at or below the market price and thus the accelerated options would have a value of nil.

(6)          Assuming (i) a per share sales price of $0.33, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,040,141. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

(7)          Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.33 per share, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

(8)          Assuming (i) a per share sales price of $0.33, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,040,141, of which, after payments of $1,020,071 to Mr. Holleran and $612,042 to Mr. Rapisand, $408,028 would be available for distribution to our senior management team. Thus, at this time, it is not possible to determine the amount that Mr. Arends would receive, but in no event would the amount exceed $408,028.

(9)          Based upon a market price of $0.33 per share, which represents the closing price of our common shares on March 30, 2007 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada’s closing exchange rate.

Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay our directors a fee to attend board meetings. Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference. In addition, from time to time, we grant options to our directors to purchase shares of our common stock. We also reimburse our directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors.

Fiscal Year 2007 Director Compensation

The following table sets forth compensation information for the Company’s directors, who are not named executive officers, for our fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total ($)
Brian E. Usher-Jones	3,750	22,500	26,250
Andrea Goren	3,750	55,044	58,794
Thomas F. Leonardis	3,750	55,044	58,794
Richard Hamm(2)	—	—	—

(1)          Option award amounts reflect the compensation cost for our directors for the fiscal year ended March 31, 2007, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model.

(2)          Mr. Hamm resigned from our board of directors on May 31, 2006. Mr. Hamm received no compensation during fiscal year 2007.

Agreements with Former Chief Executive Officer

Brian R. Groh

Brian R. Groh, our former President and Chief Executive Officer, entered into a corporate relocation agreement with our company in September 2005. In addition to the reimbursement of certain relocation costs and expenses related to his relocation to Austin, Texas, the agreement provided for an annual salary of $200,000, of which $150,000 and $175,000 were paid in cash and $50,000 and $25,000 in stock compensation in the first year and second year, respectively. In 2004, Mr. Groh also received options to purchase 150,000 common shares under our Share Option Plan.

Effective January 3, 2006, in connection with his resignation from our company, we entered into an agreement with Mr. Groh whereby, among other things, we agreed to pay him a total of $175,000, consisting of an up-front payment of $25,000 and 12 monthly payments of $12,500 each, and extend the maturity date of his options to purchase 95,672 of our common shares to April 28, 2006 and his options to purchase 570,334 of our common shares to November 1, 2006. In return, Mr. Groh agreed to terminate his prior agreement with us and acknowledged that he was not entitled to any payments or benefits from our company other than as set forth in the separation agreement. The agreement also contains provisions prohibiting Mr. Groh from soliciting any of our employees or competing against us for a period of one year. We made our last payment to Mr. Groh in October 2006 and on November 1, 2006, all of his options to purchase our common shares expired unexercised.

Stock Option Plan

We maintain a stock option plan (which we refer to as the Plan), the purpose of which is to attract, retain and motivate eligible persons whose contributions are important to our success and to advance the interests of our company by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company.

Pursuant to the Plan, our board of directors is authorized, from time to time in its discretion, to issue to directors, officers, employees and consultants of our company and its affiliates options to acquire common stock of our company at such prices as may be fixed by our board of directors at that time; provided, however, that the option exercise price shall in no circumstances be lower than the market price of our common stock at the date the option is granted. Options granted under the Plan are generally non-assignable, are exercisable for a term not exceeding 10 years and generally vest over a three year period in three annual installments, as determined by our board of directors.

The number of shares of common stock issuable upon exercise of options granted to insiders at any time pursuant to the Plan cannot exceed 10% of our total issued and outstanding shares of common and preferred stock, and the number of shares issued to insiders, within any one year period, under the Plan cannot exceed 10% of our total issued and outstanding shares.

Subject to certain specific listed exceptions and to any express resolution passed by our board of directors with respect to an option granted under the Plan, an option and all rights to purchase common stock shall expire and terminate immediately upon the person who holds such option ceasing to be a director, officer, employee or consultant of our company and its affiliates.

Our board of directors may amend the Plan at any time, provided, however, that no such amendment may materially and adversely affect any option previously granted under the Plan without the consent of the holder of the option, except to the extent required by law. Without limiting the generality of the foregoing, our board of directors may, without shareholder approval, make amendments to the Plan for any of the following purposes:

•       changing the eligibility for and limitations on participation in the Plan;

•       changing the terms on which options may be granted and exercised including, the provisions relating to exercise price, vesting, expiration, assignment and certain other adjustments;

•       making any addition to, deletion from or alteration of the provisions of the Plan that is necessary to comply with applicable law or the requirements of any regulatory authority or stock exchange;

•       correcting or rectifying any ambiguity, defective provision, error or omission in the Plan; and

•       changing the provisions relating to the administration of the Plan;

provided, that if any such amendment would lead to a significant or unreasonable dilution of our outstanding common stock or provide additional material benefits to insiders, shareholder approval of such amendment must be obtained.

We currently have 26,800,000 shares of common stock reserved for issuance under the Plan, which represents approximately 19.5% of our total issued and outstanding shares of common and preferred stock.

Compensation Committee Interlocks and Insider Participation

The compensation committee currently consists of Thomas F. Leonardis, Andrea Goren and Brian E. Usher-Jones. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, one of our principal shareholders. Mr. Usher-Jones served as our Interim Chief Financial Officer from August 1996 to November 1997 and from August 2001 to December 2001.

On September 15, 2005, we entered into a debenture purchase agreement with Phoenix Venture Fund LLC (which we refer to as Phoenix), Andrea Goren, a director and member of our compensation committee, is one of the co-managers of the managing member of Phoenix, MAG Multi Corp. (which we refer to as MAG), an entity affiliated with Alex Goren, the father of Andrea Goren and others (which we refer to as the Lenders), whereby the Lenders agreed to provide an aggregate of $5 million of financing to us. The debentures had an original maturity date of March 31, 2006, which was subsequently amended to June 30, 2006. Borrowings under those debentures bore interest at 10% per annum. We initially drew on the facility and issued debentures to the Lenders in the aggregate amount of $3 million. We used the gross proceeds to re-pay promissory notes in the aggregate amount of $3 million previously issued by our subsidiary in May and July 2005. On September 29, 2005, November 4, 2005 and November 7, 2005, we made additional draws on the facility and issued debentures to the Lenders in the aggregate amount of $2 million. The proceeds were used for working capital and general corporate purposes. In connection with this financing, the maturity date of all of our other outstanding debentures was extended to April 30, 2007. Of this $5 million facility, we issued debentures in an aggregate principal amount of $4 million to Phoenix, $250,000 to JAG Multi Investments LLC (which we refer to as JAG), an entity affiliated with Alex Goren, the father of Andrea Goren, and $250,000 to MAG (MAG subsequently sold its debenture to JAG on March 31, 2006).

Since the debentures issued pursuant to the September 2005 debenture purchase agreement were not paid in full by March 31, 2006, in accordance with the terms of that agreement, we were required to issue warrants to the holders of those debentures entitling the holders to purchase that number of shares of our common stock equal to the number of dollars representing the aggregate amount then due on such holders’ debentures. Thus, on April 10, 2006, we issued to Phoenix and JAG warrants to purchase 4,199,452 and 511,199, respectively, shares of our common stock at an exercise price of Cdn.$0.45. The warrants are exercisable through April 10, 2008 and the exercise price of the warrants was based on the average current market price of our common shares for the five days before the date of issuance.

On April 21, 2006, we entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide us with up to $5 million in financing. In connection with this financing, we issued a 10% secured debenture in the aggregate principal amount of $1 million to Phoenix, which had a maturity date of June 30, 2006. The debenture (including accrued and unpaid interest) was exchanged for 2,970,185 Series A Preferred Shares in connection with the completion of our May 2006 recapitalization. The remaining $4 million balance under the financing could be funded at any time through June 30, 2006 (subsequently amended to July 31, 2006), in Phoenix’s sole discretion, through the issuance of additional Series A Preferred Shares, at a purchase price of $0.34 per share. Phoenix assigned its right to purchase $2,703,800 of the remaining $4 million debentures to non-affiliated third parties (except for $50,000 which was assigned to Michael J. Rapisand, our Chief Financial Officer).

On April 21, 2006, we entered into a purchase and exchange agreement with Phoenix and other debenture holders, whereby the debenture holders agreed to exchange their outstanding debentures for our Series A Preferred Shares at the rate of one Series A Preferred Share for every $0.34 of principal and accrued and unpaid interest. On May 30, 2006, we completed a recapitalization, pursuant to which approximately $18.9 million of indebtedness, representing all of our outstanding 10% secured debentures, including accrued interest (except for one debenture in the aggregate principal amount of $250,000), was exchanged for 55,520,542 of our Series A Preferred Shares. Pursuant to this recapitalization, we issued 31,032,014 Series A Preferred Shares to Phoenix in exchange for debentures in the aggregate principal amount of $9,900,000, and 2,497,976 Series A Preferred Shares to JAG in exchange for debentures in the aggregate principal amount of $820,000. Furthermore, as part of the recapitalization, we issued 1,097,985 Series A Preferred Shares to Goren Brothers LP, an entity affiliated with Alex Goren, the father of Andrea Goren, in exchange for debentures in the aggregate principal amount of $360,000, which debentures were originally issued in November 2002.

In 2007, Phoenix agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2008.

With respect to transactions involving indebtedness of which Mr. Goren is a related party to, the following table sets forth the largest aggregate principal amount of indebtedness outstanding during our last fiscal year, the amount thereof outstanding as of March 31, 2007, the amount of principal paid during our last fiscal year, the amount of interest paid during our last fiscal year and the interest rate payable on the indebtedness:

Related Party	Largest Aggregate Amount of Principal Outstanding During Fiscal 2007		Amount of Principal Outstanding as of March 31, 2007	Amount of Principal Paid During Fiscal Year 2007		Amount of Interest Paid During Fiscal Year 2007	Interest Rate
Phoenix Venture Fund LLC	$9,900,000		—	$9,900,000		$157,260	10%
JAG Multi Investments LLC	$820,000	(1)	—	$820,000	(1)	$13,479	10%
Goren Brothers LP	$360,000		—	$360,000		$5,918	10%

(1)          Includes a debenture in the aggregate principal amount of $250,000 originally issued to MAG Multi Corp. and subsequently sold to JAG Multi Investment LLC during fiscal year 2006.

Report of the Compensation Committee

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE:
THOMAS F. LEONARDIS, CHAIRMAN
ANDREA GOREN
BRIAN USHER-JONES

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficially ownership of our capital stock as of May 31, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Shares Beneficially Owned			Series A Preferred Shares Beneficially Owned			Series B Preferred Shares Beneficially Owned
Name of Beneficial Owner(1)	Number of Common Shares(2)		Percentage of Class(3)	Number of Series A Preferred Shares		Percentage of Class(4)	Number of Series B Preferred Shares	Percentage of Class(5)	Percentage of Combined Classes(6)
Philip S. Sassower	3,510,782	(7)	5.4%	13,676,370	(17)	21.5%	—	—	12.4%
Mark Holleran	766,668	(8)	1.2%	—		—	—	—	*
Michael J. Rapisand	617,136	(9)	1.0%	147,059		*	—	—	*
Gregory E. Arends	166,667	(10)	*	—		—	—	—	*
Brian E. Usher-Jones	463,750	(11)	*	—		—	—	—	*
Andrea Goren	160,000	(12)	*	—		—	—	—	*
Thomas F. Leonardis	150,000	(13)	*	—		—	—	—	*
Phoenix Venture Fund LLC	14,495,550	(14)	18.8%	31,032,014	(18)	48.9%	—	—	30.2%
110 East 59th Street New York, NY 10022
Alex and James Goren	670,891	(15)	1.0%	3,595,961	(19)	5.7%	—	—	3.1%
150 East 52nd Street New York, NY 10022
William Freas	95,279		*	—		—	2,941,177	29.4%	2.2%
c/o Joseph Gunnar & Co. 30 Broad Street New York, NY 10004
Ross Irvine	30,567		*	—		—	1,000,000	10.0%	*
c/o Sky Capital LLC 110 Wall Street New York, NY 10005
All directors and executive officers as a group (7 persons)	5,835,003	(16)	8.7%	13,823,429	(20)	21.8%	—	—	14.0%

                  * Represents less than 1% of class or combined classes.

          (1) Except as otherwise indicated above, the address of each shareholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

          (2) Options and warrants exercisable within 60 days of the record date are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

          (3) Based on 64,152,832 common shares issued and outstanding as of May 31, 2007.

          (4) Based on 63,472,895 Series A Preferred Shares issued and outstanding as of May 31, 2007.

          (5) Based 9,988,513 Series B Preferred Shares issued and outstanding as of May 31, 2007.

          (6) Based on 64,152,832 common shares, 63,472,895 Series A Preferred Shares and 9,988,513 Series B Preferred Shares issued and outstanding as of May 31, 2007.

          (7) Includes 2,229,676 common shares owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 150,000 common shares that Mr. Sassower has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007, 524,692 common shares that Mr. Sassower has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2007, owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, an entity controlled by Mr. Sassower, and 330,414 common shares owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust. Does not include 14,495,550 common shares beneficially owned by Phoenix Venture Fund LLC, of which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

          (8) Includes 766,668 common shares that Mr. Holleran has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007.

          (9) Includes 612,084 common shares that Mr. Rapisand has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007.

    (10) Includes 166,667 common shares that Mr. Arends has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007.

    (11) Includes 200,000 common shares that Mr. Usher-Jones has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007.

    (12) Includes 150,000 common shares that Mr. Goren has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007. Does not include 14,495,550 common shares beneficially owned by Phoenix Venture Fund LLC, of which Mr. Goren is the co-manager of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

    (13) Includes 150,000 common shares that Mr. Leonardis has the right to acquire under outstanding options exercisable within 60 days after May 31, 2007.

    (14) Includes of 13,117,452 common shares that Phoenix Venture Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2007. Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

    (15) Consists of 110,932 common shares owned of record by and 511,199 common shares subject to warrants exercisable within 60 days after May 31, 2007 owned by JAG Multi Investment LLC and 48,760 common shares owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

    (16) Includes 2,195,419 common shares our directors and executive officers have the right to acquire under outstanding options exercisable within 60 days after May 31, 2007 and 524,692 common shares our directors and executive officers have the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2007. Does not include 14,495,550 common shares beneficially owned by Phoenix Venture Fund LLC. Philip S. Sassower and Andrea Goren are co-managers of the managing member of Phoenix Venture Fund LLC. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

    (17) Includes 5,171,847 Series A Preferred Shares owned of record by Phoenix Enterprises Family Fund, LLC and 7,135,973 Series A Preferred Shares owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, entities controlled by Mr. Sassower. Does not include 31,032,014 Series A Preferred Shares beneficially owned by Phoenix Venture Fund LLC. Mr. Sassower is the co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

    (18) Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

    (19) Consists of 2,497,976 Series A Preferred Shares owned of record by JAG Multi Investment LLC and 1,097,985 Series A Preferred Shares owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

    (20) Does not include 31,032,014 Series A Preferred shares beneficially owned by Phoenix Venture Fund LLC. Philip S. Sassower and Andrea Goren are co-managers of the managing member of Phoenix Venture Fund LLC. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	10,921,922	C$0.91	14,617,303
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	10,921,922	C$0.91	14,617,303

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 15, 2005, we entered into a debenture purchase agreement with Phoenix Venture Fund LLC, which we refer to as Phoenix (Mr. Sassower, our Chairman of the Board and Chief Executive Officer, and Andrea Goren, a director of our company and a member of our compensation committee, are the co-managers of the managing member of Phoenix), the Philip S. Sassower 1996 Charitable Remainder Annuity Trust, which we refer to as the Sassower Trust (Philip S. Sassower, our Chairman of the Board and Chief Executive Officer, is the sole Trustee of the Sassower Trust), and MAG Multi Corp., which we refer to as MAG (an entity affiliated with Alex Goren, the father of Andrea Goren), which we refer to as the Lenders, whereby the Lenders agreed to provide us with an aggregate of $5 million of financing. The debentures had an original maturity date of March 31, 2006, which was subsequently amended to June 30, 2006. Borrowings under those debentures bore interest at 10% per annum. We initially drew on the facility and issued debentures to the Lenders in the aggregate amount of $3 million. We used the gross proceeds to re-pay promissory notes in the aggregate amount of $3 million previously issued by our subsidiary in May and July 2005. On September 29, 2005, November 4, 2005 and November 7, 2005, we made additional draws on the facility and issued debentures to the Lenders in the aggregate amount of $2 million. The proceeds were used for working capital and general corporate purposes. In connection with this financing, the maturity date of all of our other outstanding debentures was extended to April 30, 2007. Of this $5 million facility, we issued debentures in an aggregate principal amount of $4 million to Phoenix, $500,000 to the Sassower Trust, $250,000 to JAG Multi Investments LLC (which we refer to as JAG), an entity affiliated with Alex Goren, the father of Andrea Goren, and $250,000 to MAG (MAG subsequently sold its debenture to JAG on March 31, 2006).

Since the debentures issued pursuant to the September 2005 debenture purchase agreement were not paid in full by March 31, 2006, in accordance with the terms of the agreement, we were required to issue warrants to the holders of those debentures entitling the holders to purchase that number of shares of our common stock equal to the number of dollars representing the aggregate amount then due on such holders’ debenture. On April 10, 2006, we issued to Phoenix, the Sassower Trust and JAG warrants to purchase 4,199,452, 524,692 and 511,199, respectively, shares of our common stock at an exercise price of Cdn.$0.45. The warrants are exercisable through April 10, 2008 and the exercise price of the warrants was based on the average current market price of our common shares for the five days before the date of issuance.

On April 21, 2006, we entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide us with up to $5 million in financing. In connection with this financing, we issued a 10% secured debenture in the aggregate principal amount of $1 million to Phoenix, which had a maturity date of June 30, 2006. The debenture (including accrued and unpaid interest) was exchanged for 2,970,185 Series A Preferred Shares in connection with the completion of our May 2006 recapitalization. The remaining $4 million balance under the financing could be funded at any time through June 30, 2006 (subsequently amended to July 31, 2006), in Phoenix’s sole discretion, through the issuance of additional Series A Preferred Shares, at a purchase price of $0.34 per share, to Phoenix and /or its assigns. Phoenix later assigned its right to purchase $2,703,800 of the remaining $4 million debentures to non-affiliated third parties (except for $50,000 which was assigned to Michael J. Rapisand, our Chief Financial Officer). In connection with our May 2006 recapitalization, these debentures were subsequently exchanged for 7,952,353 Series A Preferred Shares, including 147,059 Series A Preferred Shares issued to Mr. Rapisand.

On April 21, 2006, we entered into a purchase and exchange agreement with Phoenix and other debenture holders, whereby the debenture holders agreed to exchange their outstanding debentures for our Series A Preferred Shares at the rate of one Series A Preferred Share for every $0.34 of principal and accrued and unpaid interest. On May 30, 2006, we completed a recapitalization, pursuant to which approximately $18.9 million of indebtedness, representing all of our outstanding 10% secured debentures, including accrued interest (except for one debenture in the aggregate principal amount of $250,000), was exchanged for 55,520,542 of our Series A Preferred Shares. Pursuant to this recapitalization, we issued 45,012,677 Series A Preferred Shares to Phoenix, the Sassower Trust, Mr. Sassower and Phoenix Enterprises Family Fund LLC, another entity controlled by Mr. Sassower, in exchange for debentures in the aggregate principal amount of $14,307,500, and 2,497,976 Series A Preferred Shares to JAG in exchange for debentures in the aggregate principal amount of $820,000. Furthermore, as part of the recapitalization, we issued 1,097,985 Series A Preferred Shares to Goren Brothers LP, an affiliated entity of Alex Goren, the father of Andrea Goren, in exchange for debentures in the aggregate principal amount of $360,000, which debentures were originally issued in November 2002.

In 2007, Phoenix agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2008.

With respect to related party transactions involving indebtedness, the following table sets forth the largest aggregate principal amount of indebtedness outstanding during our last fiscal year, the amount thereof outstanding as of March 31, 2007, the amount of principal paid during the our last fiscal year, the amount of interest paid during our last fiscal year, and the interest rate payable on the indebtedness:

Related Party	Largest Aggregate Amount of Principal Outstanding During Fiscal Year 2007		Amount of Principal Outstanding as of March 31, 2007	Amount of Principal Paid During Fiscal Year 2007		Amount of Interest Paid During Fiscal Year 2007	Interest Rate
Phoenix Venture Fund LLC	$9,900,000		—	$9,900,000		$157,260	10%
The Philip S. Sassower 1996 Charitable Remainder Annuity Trust	$2,252,500		—	$2,252,500		$37,027	10%
Phoenix Enterprises Family Fund LLC	$1,625,000		—	$1,625,000		$26,712	10%
Philip S. Sassower	$430,000		—	$430,000		$7,068	10%
JAG Multi Investments LLC	$820,000	(1)	—	$820,000	(1)	$13,479	10%
Goren Brothers LP	$360,000		—	$360,000		$5,918	10%

(1)          Includes a debenture in the aggregate principal amount of $250,000 originally issued to MAG Multi Corp. and subsequently sold to JAG Multi Investment LLC during fiscal year 2006.

Approval of Related Party Transactions

Our audit committee reviews and reports to our board of directors on any related party transaction. From time to time, the independent members of our board of directors form an ad hoc committee to consider transactions and agreements in which a director or executive officer of our company has a material interest. In considering related party transactions, our audit committee is guided by its fiduciary duties to our shareholders. Our audit committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Thomas Leonardis and Brian Usher-Jones are “independent directors” as defined under the rules of The Nasdaq Stock Market, and that Andrea Goren, a member of our audit committee and compensation committee, is not an independent director as defined under the rules of The Nasdaq Stock Market.

Item 14.                 Principal Accounting Fees and Services.

Principal Accountant Fees

The following table summarizes the fees of Mintz & Partners LLP, our company’s principal accountant, billed to us for each of the last two fiscal years:

Fee Category	Fiscal Year 2007	% of Total	Fiscal Year 2006	% of Total
Audit Fees (1)	$192,447	61%	$286,536	99%
Audit-Related Fees (2)	—	—	—	—
Tax Fees (3)	22,252	7%	3,352	1%
All Other Fees (4)	98,905	32%	—	—
Total Fees	$313,604	100%	$289,888	100%

(1)          Audit Fees consist of amounts billed for professional services performed for the audit of our company’s annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. Included in these amounts are billings of $76,936 made during the year ended March 31, 2007 and $199,396 made during the year ended March 31, 2006, respectively, relating to the restatement of our Canadian GAAP 2002, 2003 and 2004 annual financial statements and 2004, 2005 and first quarter of 2006 interim financial statements.

(2)          No fees were billed by Mintz & Partners for assurance and related services reasonably related to the performance of the audit or review of our company’s financial statements, other than Audit Fees, during the last two fiscal years.

(3)          Tax Fees consist of amounts billed for professional services performed with respect to tax compliance, tax advice and tax planning. Mintz & Partners billed us $22,252 during the year ended March 31, 2007 and $3,352 during the year ended March 31, 2006, respectively, for services performed with respect to tax compliance.

(4)          Mintz & Partners billed us $98,905 for services rendered with respect to our domestication.

Pre-Approval Policy

All of the audit and non-audit services performed by Mintz & Partners in connection with billings rendered in fiscal years 2007 and 2006 were approved by our audit committee. Our audit committee has adopted a policy requiring pre-approval of all services (audit and non-audit) to be performed by Mintz & Partners. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)          Financial Statements

The index to our financial statements is found on page F-1 of this Annual Report on Form 10-K.

(b)          Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A, filed on June 22, 2007, Commission File No. 000-52697)

3.2*	By-Laws of Xplore Technologies Corp.
4.1

Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

4.2

Specimen Stock Certificate for Registrant’s Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

4.3

Specimen Stock Certificate for Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

10.1†

Turnkey Design and Manufacturing Agreement, by and between Xplore Technologies Corp. and Wistron Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

10.2

Intercreditor, Trade Credit Restructuring and Security Agreement, dated December 17, 2004, by and among Xplore Technologies Corp., Phoenix Venture Fund LLC, The Philip S. Sassower 1996 Charitable Remainder Annuity Trust and Wistron Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.3

December 2004 Debenture Purchase Agreement, dated December 17, 2004, by and among Xplore Technologies Corp., Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.4

Loan and Security Agreement, dated September 15, 2005, as amended, between Silicon Valley Bank and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4, filed on March 19, 2007, Registration Statement No. 333-138675)

10.5

September 2005 Debenture Purchase Agreement, dated September 15, 2005, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.6

April 2006 Debenture Purchase Agreement, dated April 20, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.7

Exchange and Purchase Agreement, dated April 21, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.8

Relocation Agreement, dated September 6, 2005, by and between Xplore Technologies Corporation of America and Brian Groh (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.9

Agreement, dated as of January 3, 2006, by and among Brian Groh, Xplore Technologies Corp. and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.10

Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.11

Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.12

Amended and Restated Share Option Plan, as amended December 6, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

21.1

Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*                    Filed herewith.

**             Furnished herewith.

†                    Portions of the exhibits to this agreement have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June 2007.

XPLORE TECHNOLOGIES CORP.
By:	/s/ MICHAEL J. RAPISAND
Name: Michael J. Rapisand
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER	Chief Executive Officer	June 27, 2007
Philip S. Sassower	(Principal Executive Officer) and Director
/s/ MICHAEL J. RAPISAND	Chief Financial Officer	June 27, 2007
Michael J. Rapisand	(Principal Financial and Accounting Officer)
/s/ BRIAN E. USHER-JONES	Director	June 27, 2007
Brian E. Usher-Jones
/s/ ANDREA GOREN	Director	June 27, 2007
Andrea Goren
/s/ THOMAS F. LEONARDIS	Director	June 27, 2007
Thomas F. Leonardis

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of loss, stockholders’ deficiency and cash flows for the years ended March 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and subsidiaries as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, previously issued financial statements have been restated as disclosed herein.

/s/ MINTZ & PARTNERS LLP
CHARTERED ACCOUNTANTS
Licensed Public Accountants

North York, Ontario
June 20, 2007

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands of United States dollars)

	March 31,
	2007	2006
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,711	$56
Accounts receivable (Note 11)	4,408	4,613
Inventory (Notes 3 and 5)	3,639	3,713
Prepaid expenses and other current assets (Note 3)	771	826
	10,529	9,208
Fixed assets, net (Note 4)	585	597
Deferred charges (Note 7)	—	1,419
	$11,114	$11,224
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 6)	$5,319	$7,042
Bank indebtedness (Note 5)	—	1,672
Short-term debentures (Note 7)	—	5,000
Total current liabilities	5,319	13,714
Debentures (Note 7)	250	11,523
	5,569	25,237
Commitments and contingencies (Notes 3, 11 and 13)
SHAREHOLDERS’ DEFICIENCY:
Series A Preferred Shares (Notes 7and 8)	21,128	—
Series B Preferred Shares (Note 8)	2,707	—
Share capital (Notes 8 and 9)	65,812	63,834
Additional paid-in capital (Notes 7, 8 and 9)	8,959	7,714
Accumulated other comprehensive loss	(1,104)	(1,104)
Accumulated deficit	(91,957)	(84,457)
	5,545	(14,013)
	$11,114	$11,224

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Loss
(in thousands of United States dollars, except share and per share amounts)

	Year Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
REVENUE (Note 12)	$34,534	$27,480	$17,530
COST OF REVENUE	24,723	20,671	13,860
GROSS PROFIT	9,811	6,809	3,670
EXPENSES:
Sales, marketing and support	6,094	5,284	4,839
Product research, development and engineering	2,935	2,402	2,327
General administration (Note 8)	5,058	4,143	4,179
	14,087	11,829	11,345
LOSS FROM OPERATIONS	(4,276)	(5,020)	(7,675)
OTHER INCOME (EXPENSE):
Interest expense (Notes 5, 7, 11 and 14)	(1,467)	(4,867)	(2,818)
Loss on extinguishment of debt (Note 7)	(832)	—	—
Other income (expense) (Note 15)	(40)	901	(8)
	(2,339)	(3,966)	(2,826)
NET LOSS	$(6,615)	$(8,986)	$(10,501)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares (Note 8)	(3,381)	—	—
Dividends attributable to Preferred Shares (Note 8)	(885)	—	—
Net loss attributable to common shareholders (Note 2 (l))	(10,881)	(8,986)	(10,501)
LOSS PER SHARE	(0.11)	(0.16)	(0.21)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares (Note 8)	(0.06)	—	—
Dividends attributable to Preferred Shares (Note 8)	(0.01)	—	—
Loss per share attributable to common shareholders (Note 2 (l))	$(0.18)	$(0.16)	$(0.21)
Weighted average number of common shares outstanding (Note 2 (l))	59,616,950	55,938,753	50,091,486

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Stockholders’ Deficiency
(in thousands of United States dollars)

							Additional	Other
	Preferred Series A		Preferred Series B		Common Shares		Paid in	Comprehensive	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Capital	Loss	Deficit	Total
	(Notes 7 and 8)		(Note 8)		(Notes 8 and 9)		(Notes 7, 8 and 9)
Balances, March 31, 2004 (Restated)	—	$—	—	$—	38,988,250	$57,936	$2,895	$(33)	$(66,041)	$(5,243)
Warrants exercised	—	—	—	—	11,806,131	2,550	(2,022)	—	—	528
Value assigned to warrants issued (Restated)	—	—	—	—	—	—	2,234	—	—	2,234
Issuance of shares, net of issuance costs of $47	—	—	—	—	3,975,041	2,062	—	—	—	2,062
Shares issued for services	—	—	—	—	65,360	101	—	—	—	101
Options issued to employees and directors	—	—	—	—	—	—	305	—	—	305
Options exercised	—	—	—	—	150,835	56	—	—	—	56
Foreign currency translation adjustments	—	—	—	—	—	—	—	(421)	—	(421)
Beneficial conversion feature on issuace of convertible debentures (Restated)	—	—	—	—	—	—	2,766	—	—	2,766
Net loss (Restated)	—	—	—	—	—	—	—	—	(10,080)	(10,080)
Balances, March 31, 2005 (Restated)	—	—	—	—	54,985,617	62,705	6,178	(454)	(76,121)	(7,692)
Warrants exercised	—	—	—	—	2,067,330	963	(315)	—	—	648
Value assigned to warrants issued	—	—	—	—	—	—	1,329	—	—	1,329
Shares issued for services	—	—	—	—	315,440	126	—	—	—	126
Options issued to employees and directors	—	—	—	—	—	—	522	—	—	522
Options exercised	—	—	—	—	100,000	40	—	—	—	40
Foreign currency translation adjustments	—	—	—	—	—	—	—	(650)	—	(650)
Net loss (Restated)	—	—	—	—	—	—	—	—	(8,336)	(8,336)
Balances, March 31, 2006 (Restated)	—	—	—	—	57,468,387	63,834	7,714	(1,104)	(84,457)	(14,013)
Warrants exercised	—	—	—	—	454,546	175	(45)	—	—	130
Warrants issued for services	—	—	—	—	—	—	471	—	—	471
Issuance of common shares, net of issuance costs $38	—	—	—	—	2,848,253	909	—	—	—	909
Shares issued for services	—	—	—	—	244,483	96	—	—	—	96
Options issued to employees and directors	—	—	—	—	—	—	819	—	—	819
Issuance of Preferred Series A for debt conversion, net of issuance costs of $364	55,520,542	18,513	—	—	—	—	—	—	—	18,513
Issuance of Preferred Series A, net of issuance costs of $89	7,952,353	2,615	—	—	—	—	—	—	—	2,615
Issuance of Preferred Series B, net of issuance costs of $488	—	—	9,988,513	2,707	—	—	—	—	—	2,707
Preferred Series A dividend	—	—	—	—	2,766,887	715	—	—	(790)	(75)
Preferred Series B dividend					316,444	83			(95)	(12)
Beneficial conversion feature on issuance of Series A & B redeemable convertible Preferred Shares	—	—	—	—	—	—	3,381	—	—	3,381
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	—	—	—	—	—	(3,381)	—	—	(3,381)
Net loss	—	—	—	—	—	—	—	—	(6,615)	(6,615)
Balances, March 31, 2007	63,472,895	$21,128	9,988,513	$2,707	64,099,000	$65,812	$8,959	$(1,104)	$(91,957)	$5,545

See accompany notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows
(in thousands of United States dollars)

	Year Ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Cash used in operations:
Net loss	$(6,615)	$(8,986)	$(10,501)
Items not affecting cash:
Depreciation and amortization	579	464	645
Amortization of deferred financing costs	979	3,048	1,920
Loss on extinguishment of debt	832	—	—
Stock-based compensation expense	819	522	305
Equity instruments issued in exchange for services	332	126	101
Net gain on sales of technology	—	(877)	—
Changes in operating assets and liabilities:
Accounts receivable	205	(2,750)	3,452
Inventory	74	(759)	(896)
Prepaid expenses and other current assets	55	(353)	(61)
Accounts payable and accrued liabilities	(599)	897	(1,282)
Net cash used in operating activities	(3,339)	(8,668)	(6,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of technology	—	877	—
Additions to fixed assets	(567)	(589)	(332)
Net cash provided by (used in) investing activities	(567)	288	(332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	21,325	14,592	—
Repayment of bank indebtedness	(22,997)	(13,010)	—
Proceeds from notes payable to related party	—	3,000	2,650
Repayment of notes payable to related party	—	(3,000)	(2,650)
Proceeds on issuance of debentures	1,000	5,000	5,000
Proceeds on issuance of common shares	944	572	2,062
Proceeds on issuance of Series A Preferred Shares	2,251	—	—
Proceeds on issuance of Series B Preferred Shares	2,908	—	—
Proceeds from exercise of warrants	130	—	—
Proceeds on exercise of options	—	40	115
Net cash provided by financing activities	5,561	7,194	7,177
CHANGE IN CASH AND CASH EQUIVALENTS	1,655	(1,186)	528
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56	1,242	714
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,711	$56	$1,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$339	$730	$823
Payments for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Notes to the Consolidated Financial Statements
(in thousands of United States dollars, except share and per share amounts)

1.                 DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”) is engaged in the business of the development, integration and marketing of rugged mobile wireless Tablet PC computing systems. The Company’s products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company’s rugged computing products, the Company’s end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company’s end-users are in the following markets: utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

As of and for the three years ending March 31, 2007 the Company was incorporated under the federal laws of Canada. On June 20, 2007, the Company effected a domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company’s jurisdiction of incorporation became the State of Delaware.

2.                 SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared using accounting principles generally accepted in the United States of America, and reflect the following significant accounting policies:

a)   Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2008. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from the Phoenix Venture Fund LLC (“Phoenix”), its significant shareholder, if necessary, will be sufficient to fund the anticipated operations for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Comparative amounts are reclassified to conform to the current year’s financial statement presentation.

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant differences between United States and Canadian generally accepted accounting principles which would affect the Company’s financial statements for the year ending March 31, 2007 are discussed in Note 17.

b)   Restatement

The Company’s 2006 and 2005 annual consolidated financial statements have been restated. The restatement reflects two adjustments related to amounts recorded with respect to its December 17, 2004 convertible debenture financing (see Note 7). The value assigned to common share purchase warrants issued in the financing was increased from $945 to $2,234. In addition, the restatement reflects the recognition of a beneficial conversion feature valued at $2,766. These amounts were recorded as discounts to the face amount of the December 17, 2004 convertible debentures and were recognized as non-cash interest expense during the term of the debentures.

In addition, the restatement adjusted the timing of the recognition of non-cash interest expense for long-term debentures. The extension of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflects these transactions as modifications and accounts for the effects of the restructurings prospectively from the time of the restructurings. The remaining unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures.

Please see the table below for the effect on each account for each restated period:

The following table reflects the restatement for each line item on the consolidated balance sheet as of March 31, 2006:

Line Item	Original Balance	Adjustment	Ending Balance
Debentures	$12,005	$(482)	$11,523
Additional paid-in capital	3,659	4,055	7,714
Accumulated deficit	(80,884)	(3,573)	(84,457)

The following table reflects the restatement for each line item on the consolidated balance sheet as of March 31, 2005:

Line Item	Original Balance	Adjustment	Ending Balance
Debentures	$11,450	$(2,895)	$8,555
Additional paid-in capital	2,123	4,055	6,178
Accumulated deficit	(74,961)	(1,160)	(76,121)

The following table reflects the restatement for each line item on the consolidated statement of loss for the year ended March 31, 2006:

Line Item	Original Balance	Adjustment	Ending Balance
Interest expense	$2,454	$2,413	$4,867
Net loss	6,573	2,413	8,986
Loss per share	0.12	0.04	0.16
Weighted average number of common shares outstanding	55,939	—	55,939

The following table reflects the restatement for each line item on the consolidated statement of loss for the year ended March 31, 2005:

Line Item	Original Balance	Adjustment	Ending Balance
Interest expense	$1,208	$1,610	$2,818
Net loss	8,891	1,610	10,501
Loss per share	0.18	0.03	0.21
Weighted average number of common shares outstanding	50,091	—	50,091

c)   Cash and cash equivalents

Cash and cash equivalents comprise cash and highly liquid investments with original maturities of less than ninety days. Cash equivalents are carried at cost, which approximates market value.

d)   Inventory

Inventory is recorded at the lower of average cost determined on a first-in-first-out basis or net realizable value. The valuation of inventory requires the use of estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold based on an assessment of expected orders for these products from the Company’s customers. Additionally, the estimates reflect changes in the Company’s products or changes in demand because of various factors including the market for the Company’s products, obsolescence, product discontinuation, technology changes and competition.

e)   Fixed assets

Fixed assets are recorded at cost. The straight line depreciation method is used to depreciate the recorded value of fixed assets over their estimated useful lives.

Fixed Asset	Estimated Useful Lives
Tooling and fixtures	2 years
Office equipment	2 years
Machine equipment	5 years
Leasehold improvements	lesser of 5 years or lease term
Computer equipment	2 years
Computer software	2 years
Demonstration units	6 months

The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

f)   Deferred charges

Deferred charges represent deferred financing costs consisting of the value of warrants issued to holders of short-term debentures. The value of the warrants was determined using the Black-Scholes methodology. These charges were amortized over the term of the short-term debentures. Also included in deferred charges are legal fees related to the Company’s recapitalization discussed in Note 7.

g)   Foreign currency translation

The accounts of certain of the Company’s subsidiaries are translated into United States dollars using the temporal method for integrated operations. Assets and liabilities of a monetary nature are translated at the exchange rate in effect at the balance sheet date, with non-monetary assets and liabilities translated at historical rates. Exchange gains or losses are included in the determination of earnings for the period. Revenues and expenses are translated using weighted average rates. Foreign currency transactions are translated at the exchange rate in effect at the date of the transaction. Foreign currency balances are translated at the exchange rate in effect at the balance sheet date.

h)   Revenue recognition

The Company’s revenue is derived primarily from the sale of its rugged mobile computers. The Company’s customers are predominantly resellers, however, in limited circumstances, the Company’s sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risk is transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable, and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have been met generally when the product has been shipped. The shipping terms are FOB shipping point.

i)   Cost of revenue

The Company’s cost of revenue consists of the costs associated with manufacturing, assembling and testing its products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including the depreciation of tooling assets. The Company uses contract manufacturers to manufacture the Company’s products and supporting components, and a significant portion of the Company’s cost of revenue is attributable to component costs and payments to these contract manufacturers.

Cost of revenue also includes warranty costs. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its warranty. The specific warranty terms and conditions generally included are technical support, repair parts, and labor for a period that is generally three years. The Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary and any change, based on current information, is recorded as a change in estimate.

j)   Income taxes

The Company accounts for income taxes in accordance with the liability method. The determination of future tax assets and liabilities is based on the difference between financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to reverse. Future tax assets are recorded to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

k)   Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), (“SFAS No.123 (R)”), Share-Based Compensation Cost in respect of the fair value method of accounting for all of its employee stock-based compensation on a prospective basis effective April 1, 2003.

l)   Loss per share

Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of convertible Series A Preferred Shares, Series B Preferred Shares and convertible debentures were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation:

	March 31, 2007	March 31, 2006	March 31, 2005
Series A Preferred Shares	63,472,895	—	—
Series B Preferred Shares	9,988,513	—	—
Warrants	15,619,025	15,789,919	17,736,426
Options	10,660,337	5,531,350	6,821,588
December 17, 2004 convertible debentures	—	11,363,636	11,363,636
	99,740,770	32,684,905	35,921,650

m)   Other comprehensive loss

Other comprehensive loss consists solely of cumulative translation adjustments arising from changes in exchange rates and is accounted for as a separate component of shareholders’ deficiency.

n)   Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 in fiscal 2007 will have a material impact on the consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of April 1, 2007. The Company does not expect the new standard to have any material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. The Company is required to adopt SFAS No. 159 no later than the first quarter of Fiscal 2009. The Company does not expect the new standard to have a material impact on its financial position or results of operations.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This document provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both the iron curtain method, and the rollover method, and requires adjustment if either method indicates a material error. The rollover method quantifies a misstatement’s effect on the current year’s income statement, which does not consider the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain method quantifies errors as the cumulative amount by which the balance sheet for the current year is misstated, irrespective of the misstatement’s years of origination. SAB 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Company in Fiscal 2007. The adoption of SAB 108 did not have any other material impacts on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires that companies measure plan assets and obligations as of the end of the company’s fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 is effective as of the end of the company’s first fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is required to adopt SFAS No. 157 no later than the fist quarter of Fiscal 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15.2006, and we will adopt FIN 48 beginning in the first quarter of Fiscal 2008. The adoption of FIN 48 will not have a material impact on its financial position or results of operations.

3.                 INVENTORY

	March 31,
	2007	2006
Computer components	$465	$1,422
Finished goods	3,174	2,291
Total inventory	$3,639	$3,713

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in other current assets and was $464 at March 31, 2007, and there was none at March 31, 2006.

Prepaid expenses and other current assets at March 31, 2006 include $580 representing advances to a supplier to secure the supply of components delivered in fiscal 2007. There were no such advances at March 31, 2007.

4.                 FIXED ASSETS

	March 31,
	2007	2006
Cost
Tooling and fixtures	$1,421	$1,246
Office equipment and leasehold improvments	686	570
Computer equipment and demonstration units	1,204	1,014
Computer software	665	582
	3,976	3,412
Accumulated depreciation
Tooling and fixtures	1,258	1,056
Office equipment and leasehold improvments	450	370
Computer equipment and demonstration units	1,108	869
Computer software	575	520
	3,391	2,815
Total fixed assets, net	$585	$597

5.                 BANK INDEBTEDNESS

On April 22, 2005, the Company entered into a loan and security agreement with a commercial bank. Under the terms of this agreement, as amended, the Company could finance certain eligible accounts receivable up to a maximum $2,625. Borrowings yielded interest at prime rate plus 3% per annum. The Company was obligated to repay each loan advance on the earliest of the date on which the financed receivable payment was received or the date to which the financed receivable became ineligible or 90 days past due. Borrowings were secured by all assets and intellectual property of the Company.

On September 15, 2005, the Company entered into a loan and security agreement with the same commercial bank which replaced the April 22, 2005 agreement. Under the terms of this two year agreement, the Company may finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bear interest at prime rate plus 2.25%. The Company is obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The Company is committed to pay a fee equal to .25% of the unused portion of the credit facility.

On February 28, 2007, the Company’s revolving credit facility was increased by up to $8 million. Under the terms of the amended facility, the borrowings formula was increased up to the lesser of $8 million or 80% of the Company’s U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company’s foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). Under the terms of the amended facility, the maturity date for borrowings under this facility was extended to March 31, 2008. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, the Company’s debenture holder and one of its suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, under certain circumstances the supplier has a priority security interest in certain trade debts of the Company, and the Company’s debenture holder has a security interest in all of the assets of the Company. The loan agreement contains a number of financial and operational covenants, including that the Company have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. As of June 20, 2007, the Company was in full compliance with these covenants. As of June 20, 2007, there were no borrowings outstanding.

6.                 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2007	2006
Accounts payable	$2,778	$4,309
Engineering accrual	645	350
Warranty accrual	507	525
Accrued interest payable	6	981
Other accrued liabilities	1,383	877
Total	$5,319	$7,042

The details of the Company’s warranty accrual liability are as follows:

	Fiscal Year
	2007	2006
Balance beginning of year	$525	$675
Accruals	44	26
Payments	(62)	(176)
Balance at end of year	$507	$525

7.                 DEBENTURES

The Company had issued and outstanding debentures at March 31, 2007 and 2006, as detailed in the tables below.

Short-term Debentures:

Debenture Issuance Date	Balance	New Issuances	Value Assigned to Warrants	Payments	Accretion of Non-cash Interest	Converted to Series A Preferred Shares	Balance
	March 31, 2006						March 31, 2007
September 15, 2005	$3,000	—	—	—	—	(3,000)	$—
September 29,2005	750	—	—	—	—	(750)	$—
November 7, 2005	1,250	—	—	—	—	(1,250)	$—
April 21, 2006	—	1,000	—	—	—	(1,000)	$—
	$5,000	$1,000	$—	$—	$—	$(6,000)	$—

Long-term Debentures:

Debenture Issuance Date	Balance	New Issuances	Value Assigned to Warrants	Payments	Accretion of Non-cash Interest	Converted to Shares	Balance
	March 31, 2005						March 31, 2006
	(Restated)						(Restated)
November 5, 2002	$4,635	$—	$—	$—	$30	$(75)	$4,590
December 6, 2002	939	—	—	—	31	—	$970
April 9, 2003	673	—	—	—	52	—	$725
April 29, 2003	672	—	—	—	53	(5)	$720
December 17, 2004	1,636	—	—	—	2,882	—	$4,518
	$8,555	$—	$—	$—	$3,048	$(80)	$11,523

	March 31, 2006						March 31, 2007
	(Restated)
November 5, 2002	$4,590	$—	$—	$—	$—	$(4,590)	$—
December 6, 2002	970	—	—	—	—	(720)	$250
April 9, 2003	725	—	—	—	—	(725)	$—
April 29, 2003	720	—	—	—	—	(720)	$—
December 17, 2004	4,518	—	—	—	482	(5,000)	$—
	$11,523	$—	$—	$—	$482	$(11,755)	$250

Fiscal 2007 Debenture Issuances and Exchange of Debentures for Equity

On April 21, 2006, the Company entered into a financing agreement with Phoenix Venture Fund LLC (“Phoenix”). The Chairman and Chief Executive Officer, and one Director of the Company are co-managers of the managing member of Phoenix. Under this agreement, Phoenix agreed, in its sole discretion, to provide up to $5,000 in financing to the Company through the issuance of debentures or Series A Preferred Shares. In connection with the financing on April 21, 2006, the Company initially issued a 10% secured debenture in the aggregate principal amount of $1,000 to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for

2,970,185 Series A Preferred Shares in connection with the recapitalization discussed below. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 Series A Preferred Shares issued to certain investors, as designated by Phoenix.

On May 30, 2006, the Company completed a recapitalization pursuant to which approximately $18,877 of indebtedness, represented by 10% secured debentures in the original principal amount of $17,755 and accrued interest of $1,122 was exchanged for 55,520,542 shares of Series A Preferred Shares. The Series A Preferred Shares are convertible initially on a one-for-one basis into common shares of the Company at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the Company issues additional securities at a purchase price less than the then current Series A Preferred Share conversion price, such conversion price will be adjusted in accordance with the formula specified in the share conditions set out in the Company’s Articles of Incorporation. The Series A Preferred Shares are entitled to one vote per share at meetings of the Company’s shareholders, have a cumulative 5% dividend that is paid quarterly in common shares, have certain protective provisions, and contain a liquidation preference over the common shares. Series A Preferred Shares issuance costs incurred were $453 and principally consisted of charges associated with the special shareholders’ meeting and legal fees.

One debenture in the amount of $250 and related accrued interest was not exchanged and remains outstanding. This debenture bears interest at 10% per annum and the interest is payable semi-annually on June 30 and December 31. In connection with the recapitalization, the maturity of the debenture was extended to April 30, 2009. The debenture purchase agreement contains a number of financial and operational covenants which the Company is in full compliance with through June 20, 2007.

As of March 31, 2006, the Company had unpaid interest of approximately $400 owed to Phoenix that was due on December 31, 2005. On May 30, 2006, this unpaid interest and interest accrued since December 31, 2005 was exchanged for Series A Preferred Shares.

Short-term Debentures:

Fiscal 2006 Debenture Issuances—All Classified in Short-term Debentures

On September 15, 2005, the Company entered into a debenture purchase agreement with Phoenix and other lenders, including an affiliate of Phoenix (collectively, the “Lenders”), whereby the Lenders provided an aggregate of $5,000 of financing to the Company through the issuance of short-term debentures. All of the short-term debentures issued under this purchase agreement had an original maturity date of March 31, 2006 and borrowings under the short-term debentures bore interest at 10% per annum. Borrowings were secured by all of the Company’s assets and were subordinated to the Company’s commercial bank credit facility and certain trade debts. On September 15, 2005, the Company issued short-term debentures to the Lenders under the purchase agreement in the aggregate amount of $3,000. The Company used the gross proceeds to re-pay promissory notes in the aggregate principal amount of $3,000 previously issued by its U.S. subsidiary and due on September 15, 2005. On September 29, 2005, the Company made another draw on the facility and issued short-term debentures to the Lenders in the aggregate principal amount of $750 to be used for working capital and general corporate purposes. On November 7, 2005 a final draw in the principal amount of $1,250 was made that increased aggregate principal borrowings to $5,000.

In the event that any of the short-term debentures issued under the September 15, 2005 purchase agreement were not paid in full on or prior to March 31, 2006, the Company agreed to issue common share purchase warrants to the holders of such short-term debentures. The short-term debentures were not repaid and on April 10, 2006 the Company issued to the Lenders 5,235,343 warrants with an exercise price of CAD $0.45. The warrants were exercisable through April 10, 2008. The exercise price of the warrants was based on the average current market price of the Company’s common shares for the five days before the date of issuance. The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.8%, volatility of approximately 127% and no dividends. The value of $1,329 assigned to these warrants is reflected as a separate component of shareholders’ deficiency and as a deferred charge to be amortized as non-cash interest expense during the remaining term of the debentures. In connection with the Company’s recapitalization, the maturity date of the short-term debentures was extended to June 30, 2006. These short-term debentures and accrued interest were exchanged for Series A Preferred Shares on May 30, 2006. From the date of the modification of the short-term debentures’ maturity date through May 30, 2006, non-cash interest expense of $905 was recorded to reflect the amortization of the deferred financing costs. The remaining unamortized deferred financing cost of $424 was recorded as a loss on extinguishment of debt in connection with the Company’s recapitalization on May 30, 2006.

Long-term Debentures:

Fiscal 2005 Debenture Issuances—December 17, 2004 Debentures Classified in Long-term Debentures

On December 17, 2004, the Company raised gross proceeds of $5,000 through the completion of a private placement of 10% secured debentures and 9,100,000 common share purchase warrants of the Company. Each warrant entitled the holder to acquire one common share at an exercise price of $0.55 until December 17, 2007. The interest was calculated on the outstanding debentures face value and was payable semi-annually in arrears on June 30 and December 31. At the option of the holder, the interest was convertible at a price per share equal to the volume weighted average trading price of the Company’s common shares on the Toronto Stock Exchange for the 10 trading days preceding the date of the interest payment, less the maximum discount permitted by the Toronto Stock Exchange. The original maturity date was October 31, 2005; however, in September 2005 the maturity date was extended to April 30, 2007.

The December 17, 2004 debentures had a conversion feature which permitted the holders to convert the principal amount of each debenture into common shares of the Company at a conversion price of $0.44 per share. The conversion price was subject to adjustment as provided by the debenture agreement for dividends, distributions, subdivisions, combinations and reorganizations of the Company. The debentures had a beneficial conversion feature as a result of an in-the-money conversion option at the commitment date. The value of the beneficial conversion feature of $2,766 was determined as the difference between the effective conversion price and the Toronto Stock Exchange closing market price of the Company’s common shares as of the commitment date multiplied by 11,363,636, the number of common shares into which the debentures were convertible.

The December 17, 2004 debentures and the related common share purchase warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 3.4%, volatility of approximately 100% and no dividends.

The debentures have been reflected in the consolidated financial statements at a discounted value of zero, net of the beneficial conversion feature value of $2,766 and the value assigned to the warrants of $2,234.

Other Information Pertaining to the Debentures

The values assigned to warrants or the beneficial conversion features issued in connection with the debentures have been reflected as additional paid-in capital. Upon exercise of the warrants, the related value assigned to such warrants is reclassified into share capital.

The discounts related to the values assigned to the warrants and the beneficial conversion features discussed in this note are amortized as non-cash interest expense over the term of the debentures. In connection with each modification to extend the maturity date of an outstanding debenture, the remaining unamortized discounts as of the date of the modification were prospectively amortized over the new term of the debenture. On May 30, 2006, all of the debentures and accrued interest, except for one debenture with outstanding principal of $250, were exchanged for Series A Preferred Shares and the remaining unamortized discounts of $408 were recorded as a loss on extinguishment of debt in connection with the Company’s recapitalization.

For the years ended March 31, 2007, 2006 and 2005, the amounts of non-cash interest expense of $979, $3,048 and $1,920, respectively, were recorded relating to the amortization of debentures discounts.

During the years ended March 31, 2006 and 2005, certain of the debenture holders surrendered their debentures to the Company as consideration for the exercise price of warrants they held. As a result, the face value of the outstanding debentures was reduced by $80 in 2006 and $465 in 2005.

The Company’s outstanding debentures were secured by all assets and intellectual property of the Company. The December 17, 2004 debenture holders had a priority security interest over the security interest granted to the remaining debenture holders.

The debenture purchase agreement, under which the remaining debenture of $250 was issued, contained a number of financial and operational covenants which the Company was in full compliance with through June 20, 2007.

8.                 SHARE CAPITAL

The Company is authorized to issue an unlimited number of common shares.

Year-ended March 31, 2007

On August 10, 2006, the Company issued 9,988,513 Series B Preferred Shares on a private placement basis for gross proceeds to the Company of approximately $3,396. The Series B Preferred Shares issued in this private placement generally have the rights and preferences similar to those attached to the Series A Preferred Shares. The Series B Preferred Shares are convertible initially on a one-for-one basis into common shares of the Company at any time at the option of the holder, subject to adjustment for stock dividends, splits, combinations and similar events. The Series B Preferred Shares are entitled to one vote per share at meetings of the Company’s shareholders, are entitled to a cumulative 5% dividend paid quarterly in common shares, have certain protective provisions, and contain a liquidation preference over the common shares.

For the year ended March 31, 2007, there were accrued dividends of $2,767 for the Series A Preferred Shares and $316 for the Series B Preferred Shares. The liquidation preference values of the Series A and Series B Preferred Shares was $21,581 and $3,396, respectively. The Series B Preferred Shares rank on parity with the Series A Preferred Shares with respect to a liquidation.

The convertible Series A and Series B Preferred Shares have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these Preferred Shares, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company’s common shares as of the related financing’s commitment date multiplied by the number of shares into which the Preferred Shares are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Preferred Shareholders with an offsetting amount to additional paid-in capital. Since the Preferred Shares are immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Preferred Share financings aggregating approximately $3,381 during the year ended March 31, 2007.

On September 25, 2006, the Company issued 2,848,253 common shares on a private placement basis for gross proceeds to the Company of approximately $997.

In connection with the Series B Preferred Shares and common shares private placements, the Company issued to a sales agent warrants to purchase 499,425 common shares at an exercise price of $0.58 per share and an expiration date of August 9, 2009 and warrants to purchase 142,412 common shares at an exercise price of $0.35 per share and an expiration date of September 23, 2009. The non-cash charge of $239 for the value of these warrants was recorded as issuance costs. The Company also entered into a six-month agreement with the sales agent to provide consulting services related to the Company’s corporate migration to the U.S. and future financings. As part of the agreement terms, the Company issued to the sales agent warrants to purchase 499,429 common shares at an exercise price of $0.58 per share and an expiration date of August 9, 2009 and warrants to purchase 142,416 common shares at an exercise price of $0.35 per share and an expiration date of September 23, 2009. The non-cash charge of $239 for the value of these warrants and other cash compensation of $220 are recorded as general administrative expenses over the term of the agreement.

The warrants issued to the sales agent have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations relating to the warrants assumed a volatility of approximately 113%, a life of three years and no dividends.

Year-ended March 31, 2006

During the year ended March 31, 2006, a number of warrant holders elected to exercise their warrants. The Company issued 2,067,330 common shares upon the exercise by warrant holders of 2,067,330 warrants. The Company received cash proceeds of $572 and received surrendered debentures in the face amount of $80 as payment for the warrant exercise price.

Year-ended March 31, 2005

During the year ended March 31, 2005, a number of warrant holders elected to exercise their warrants. The Company issued 1,853,408 common shares upon the exercise by warrant holders of 1,853,408 warrants. The Company received cash proceeds of $59 and received surrendered debentures in the face amount of $465 as payment for the warrant exercise price. Further, in fiscal 2005 the Company issued 9,952,723 common shares upon the exercise, on a cashless basis in accordance with their terms, of 12,500,744 warrants.

During the year ended March 31, 2005, the Company raised gross proceeds of $800 through the completion of a private placement of 1,000,030 units at $0.80 per unit, each unit comprised of one common share of the Company and one common share purchase warrant.

In December 2004, the Company agreed with a key supplier to sell 2,975,011 common shares of the Company for approximately $1.3 million. In addition, the supplier entered into an intercreditor agreement with the debenture holders whereby the supplier was granted a priority security interest in certain trade debts of the Company in excess of $2 million.

In connection with the issuance of the December 17, 2004 debentures in a private placement, the Company issued 9,100,000 warrants. The warrants are exercisable for common shares of the Company at an exercise price per share of $0.55 until the later of 36 months after December 17, 2004 and 24 months after the debentures are fully repaid or converted; provided, however, that in no event will any warrant be exercisable on or after December 17, 2009.

Warrants outstanding

There were 15,619,025 warrants outstanding at March 31, 2007 as detailed in the table below:

Number	Exercise	Expiry
Outstanding	Price	Date
9,100,000	US$0.55	December 17, 2007
5,235,343	C$0.45	April 10, 2008
998,854	US$0.58	August 9, 2009
284,828	US$0.35	September 22, 2009

9.                 STOCK-BASED COMPENSATION PLAN

In 1995, the Board of Directors approved a Share Option Plan, as amended and restated in December 2004, as amended. The Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, Directors and consultants to the Company. The exercise price of an option is determined at the time of grant and is to be based on the closing price of the common shares on The Toronto Stock Exchange, or other applicable stock exchange, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a Director of the Company. The maximum aggregate number of common shares reserved for issuance upon the exercise of all options granted under the Share Option Plan, as amended, is not to exceed 26,800,000 common shares of the Company. The options under the plan generally vest over a 3-year period in equal annual amounts.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2007, 2006 and 2005 assumed discount rates of approximately 4.8%, 4.2% and 3.8%, respectively, and volatility of approximately 113%, 127% and 83%, respectively, and no dividends for both years. The Company recorded compensation cost of $819 in fiscal 2007, $522 in fiscal 2006 and $305 in fiscal 2005 for option grants issued since April 1, 2003.

A summary of the activity in the Company’s Share Option Plan during the years ended March 31, 2007, 2006 and 2005 is as follows:

	Year ended March 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
Outstanding at beginning of year	5,531,350	$0.91	6,821,588	$1.05	3,886,679	$1.63
Granted	7,935,168	$0.88	1,579,500	$0.88	4,409,748	$0.76
Exercised	—	$0.47	100,000	$0.46	150,835	$0.46
Forfeited	2,806,181	$1.25	2,769,738	$1.25	1,324,004	$1.83
Outstanding at end of year	10,660,337	$0.91	5,531,350	$0.91	6,821,588	$1.05

At March 31, 2007, the total number of common shares issued in connection with the exercise of options is 521,385 since the inception of the Share Option Plan.

A summary of the options outstanding and exercisable as at March 31, 2007 is as follows:

	Options outstanding		Options exercisable
Range of Exercise Prices Cdn$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$0.31—0.38	2,026,000	4.3	—
$0.40—0.47	6,013,335	1.4	603,334
$0.50—$0.56	1,467,501	3.4	942,097
$0.65—1.18	882,834	3.8	437,008
$1.24—1.85	270,667	2.2	226,835
	10,660,337		2,209,274

During the year ended March 31, 2007, grants covering 600,000 common shares were issue to non-executive Directors of the Company at an exercise price of C$0.44. During the year ended March 31, 2006, grants covering 300,000 common shares were issued to non-executive Directors of the Company at an exercise price of C$0.93. There were no grants of common shares issued to non-executive Directors of the Company during the year ended March 31, 2005.

10.          INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2007	2006
		(Restated)
Future income tax assets:
Net operating losses	23,144	22,004
Inventory allowance	403	502
Warranty accrual	177	184
Valuation allowance	(23,724)	(22,690)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2007	2006	2005
		(Restated)	(Restated)
Combined basic Canadian statutory rates	37%	37%	37%
Recovery of income taxes based on the above rates	$(2,448)	$(3,325)	$(3,885)
Increase (decrease) in income taxes resulting from:
Permanent difference—financing fees	671	1,128	711
Permanent difference—stock compensation	303	193	113
Effect of differences between US and foreign tax rates	30	73	179
Permanent difference—issuance costs	—	—	(17)
Non-recognition of loss carry forwards	1,444	1,931	2,899
Provision for income taxes	$—	$—	$—

The Company has non-capital losses for income tax purposes totaling approximately $66,127, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses expires as follows:

Expiry Year	Canada	United States	Total
2008	1,857	—	1,857
2010	3,195	—	3,195
2011	4,823	—	4,823
2015	2,889	—	2,889
2016	—	1,282	1,282
2017	—	737	737
2018	—	5,293	5,293
2019	—	2,978	2,978
2020	—	1,486	1,486
2021	—	3,116	3,116
2022	—	6,412	6,412
2023	—	10,746	10,746
2024	—	4,433	4,433
2025	—	7,764	7,764
2026	1,707	3,660	5,367
2027	936	2,813	3,749
	$15,407	$50,720	$66,127

11.          FINANCIAL INSTRUMENTS

Fair value of financial instruments

The estimated fair value of accounts receivable, accounts payable, accrued liabilities and debentures is equal to the book value given their short-term nature and terms.

Interest rate risk

At March 31, 2007, all of the Company’s debentures bear interest at a fixed rate of 10% and the Company is not exposed to future fluctuations in interest rates. At February 28, 2007, the Company entered into a loan and security agreement with a commercial bank and the interest rate has a variable component based on the bank’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime rate increased by 1%, the Company’s borrowing costs would increase by $80,000.

Foreign exchange risk

The United States dollar is the Company’s reporting currency. As the majority of the Company’s revenues and expenses are in United States dollars, foreign exchange is limited to non - U.S. dollar denominated revenues and net expenditures in Canadian dollars, which represents 2%, 2%, and 1% of revenues and 3%, 9% and 8% of net expenditures in each of the years ended March 31, 2007, 2006 and 2005, respectively.

Credit risk

The Company’s exposure to accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2007	$4.4	2	23% and 18%	41%
2006	$4.6	1	42%	42%

The receivables representing 23% and 18% of the accounts receivable balance at March 31, 2007 were subsequently collected.

Supplier Risk

The Company relies on a single supplier for the majority of its finished goods. At March 31, 2007 and 2006, the Company owed $2,095 and $3,497, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2007, 2006 and 2005 were $16,275, $17,255 and $9,088, respectively.

12.          SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of the Company’s revenue is derived from sales in the United States of America. Other than Canada with 10.3% of the total revenue, no other country outside of the United States of America accounted for more than 10% of the Company’s revenue for the year ended March 31, 2007. For the year ended March 31, 2006, the Netherlands accounted for 12.6% of the Company’s revenue and there was no country other than the United States that accounted for more than 10% of the Company’s total revenue in the year ended March 31, 2005.

The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2007	2006	2005
Revenue by country:
United States of America	$20,069	$14,839	$13,089
Canada	$3,682	$2,725	$469
Netherlands	$3,427	$3,467	$24
All other countries	7,356	6,449	3,948
	$34,534	$27,480	$17,530

The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of sales. For the year ended March 31, 2007, the Company had no customers who accounted for more than 10% of total revenue. For the year ended March 31, 2006, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in the Netherlands. In fiscal 2005, there were no customers who accounted for more than 10% of total revenue. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2007	$34.5	None	—	—
2006	$27.5	1	10.23%	10.23%
2005	$17.5	None	—	—

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a corporation organized under the laws of the State of Delaware. No country, other than the United States of America, had more than 10% of the Company’s assets for the two years ended March 31, 2007.

13.          COMMITMENTS AND CONTINGENT LIABILITIES

a)               Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $232 and the lease maturity date was extended from May 31, 2007 to August 31, 2009.  The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2008	$261
2009	256
2010	125
$642

b)              Purchase commitment

At March 31, 2007, the Company had purchase obligations extending into fiscal 2008 of approximately $2,402 related to inventory and product development items.

c)               Litigation

The Company and its subsidiaries are engaged in legal actions, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

14.          RELATED PARTY TRANSACTIONS

On April 21, 2006, the Company entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide up to $5,000 in financing to the Company. In connection with the financing, the Company issued a 10% secured debenture in the aggregate amount of $1,000 to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 Series A Preferred Shares as part of the recapitalization discussed below. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 Series A Preferred Shares issued to certain investors, as designated by Phoenix.

On May 20, 2005, the Company raised $1,500 through the issuance of a 10% secured promissory note due August 31, 2005 (subsequently extended to September 15, 2005) in the original principal amount of $1,500 to Phoenix. The note was repaid on September 15, 2005.

On July 19, 2005, the Company raised $1,500 through the issuance of 10% secured promissory notes due August 31, 2005 (subsequently extended to September 15, 2005) to Phoenix and other lenders, including an affiliate of Phoenix in the aggregate original principal amount of $1,500. The notes were repaid on September 15, 2005.

During the fiscal year ended March 31, 2005, the Company had short-term borrowings of $2,650 from Phoenix and affiliates. The 10% interest bearing notes were secured by assets of the Company and repaid with proceeds from the $5,000 December 17, 2004 private placement.

Interest expense for the fiscal years ended 2007, 2006 and 2005 included $230, $1,167 and $520 respectively, related to borrowings from Phoenix and its affiliates. At March 31, 2007, 2006, and 2005 outstanding debentures issued to such affiliates were $2,095, $13,208 and $8,708, respectively.

15.          SALE OF TECHNOLOGY

On August 3, 2005, the Company sold previously developed rugged handheld technology to a foreign value added reseller. The sale agreement provided for an initial payment of approximately $900, which the Company received on August 5, 2005, and a future payment of approximately $700, net of the Company’s share of future development costs, upon the completion of certain agreed upon production activities by a third party manufacturer. At March 31, 2007, the agreed upon production activities were not completed and it is uncertain as to whether the purchaser will complete its obligations under the sale agreement. The proceeds received in August 2005, net of related selling expenses, have been reflected in other income for the year ended March 31, 2006. The Company’s investment in the rugged handheld technology was previously expensed when incurred since the expenditures were research and development related. The technology was in a development stage and did not account for any of the Company’s revenue.

16.          QUARTERLY OPERATING RESULTS

The following tables provide a summary of the Company’s unaudited operating results for each of the quarters ended on the date indicated:

Quarter ended	June 30, 2006 (Restated)	September 30, 2006	December 31, 2006	March 31, 2007
Revenue	$9,179	$8,660	$8,114	$8,581
Gross profit	2,508	2,414	2,243	2,646
Operating expenses	2,974	3,132	3,749	4,232
Loss from operations	(466)	(718)	(1,506)	(1,586)
Other expenses	(2,175)	(36)	(19)	(109)
Net loss	$(2,641)	$(754)	$(1,525)	$(1,695)
Loss per common share	$(0.04)	$(0.01)	$(0.03)	$(0.03)
Average shares outstanding (000s)	57,855	58,155	60,897	61,586

Quarter ended	June 30, 2005 (Restated)	September 30, 2005 (Restated)	December 31, 2005 (Restated)	March 31, 2006 (Restated)
Revenue	$6,125	$6,583	7,218	7,554
Gross profit	1,429	1,692	1,768	1,920
Operating expenses	2,666	3,297	3,171	2,695
Loss from operations	(1,237)	(1,605)	(1,403)	(775)
Other expenses	(1,839)	(816)	(685)	(626)
Net loss	$(3,076)	$(2,421)	$(2,088)	$(1,401)
Loss per common share	$(0.06)	$(0.04)	$(0.03)	$(0.03)
Average shares outstanding (000s)	54,986	55,008	56,455	57,326

17.          SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differ in certain respects from generally accepted accounting principles in Canada (“Canadian GAAP”). Under Canadian securities regulations, the Company is required to provide a reconciliation setting out the differences between U.S. GAAP and Canadian GAAP as applied to the Company’s financial statements. The significant differences for the years ended March 31, 2007, 2006 and 2005 are summarized below:

a) Valuation of Common Share Purchase Warrants

The common share purchase warrants issued with the December 17, 2004 debentures were assigned a value of $2,234 under U.S. GAAP as compared to $945 under Canadian GAAP. The difference is attributable to different valuation methodologies.

b) Recognition of Beneficial Conversion Feature

The conversion feature related to the December 17, 2004 debentures was deemed a beneficial conversion feature with a value of $2,766 under U.S. GAAP. Under Canadian GAAP, the conversion feature was not deemed a beneficial conversion feature and accordingly was not assigned a value.

c) Recognition of Unamortized Discounts Upon Extension of Debenture Maturity Date

Under U.S. GAAP, the extensions of the maturity dates of debentures were accounted for as modifications and the remaining unamortized discounts at the time of the restructurings were recognized ratably over the new term of the debentures. Under Canadian GAAP, these transactions were accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The sum of the differences noted above are reflected in other income (expense) as either interest expense or loss on extinguishment of debt.

RECONCILIATION TO CANADIAN GAAP

Consolidated Balance Sheet

The following is a reconciliation of the balance sheet reflecting the differences between U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheet as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Additional paid-in capital (Contributed surplus)	$8,959	$(6,374)	$2,585
Warrants	—	2,319	2,319
Accumulated other comprehensive loss	(1,104)	1,104	—
Accumulated deficit	(91,957)	2,951	(89,006)
Total shareholders’ equity	5,545	—	5,545
Total liabilities and shareholders’ deficiency	11,114	—	11,114

Consolidated Balance Sheet as of March 31, 2006

Line Item	U.S. GAAP	Difference	Canadian GAAP
Debentures	$16,523	$482	$17,005
Total liabilities	25,237	482	25,719
Additional paid-in capital (Contributed surplus)	7,714	(6,374)	1,340
Warrants	—	2,319	2,319
Accumulated other comprehensive loss	(1,104)	1,104	—
Accumulated deficit	(84,457)	2469	(81,988)
Total shareholders’ deficiency	(14,013)	(482)	(14,495)
Total liabilities and shareholders’ deficiency	11,224	—	11,224

Consolidated Statements of Loss as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Interest expense	$(1,467)	$74	$(1,393)
Loss on extinguishment of debt	(832)	408	(424)
Total other expenses	(2,339)	482	(1,857)
Net loss	(6,615)	482	(6,133)
Loss per share	(0.11)	0.01	(0.10)

Consolidated Statements of Loss as of March 31, 2006

Line Item	U.S. GAAP	Difference	Canadian GAAP
Interest expense	$(4,867)	$2,413	$(2,454)
Total other expenses	(3,966)	2,413	(1,553)
Net loss	(8,986)	2,413	(6,573)
Loss per share	(0.16)	0.04	(0.12)

Consolidated Statements of Loss as of March 31, 2005

Line Item	U.S. GAAP	Difference	Canadian GAAP
Interest expense	$(2,818)	$1,610	$(1,208)
Total other expenses	(2,826)	1,610	(1,216)
Net loss	(10,501)	1,610	(8,891)
Loss per share	(0.21)	0.03	(0.18)

Consolidated Statements of Cash Flows

There were no differences between U.S. GAAP and Canadian GAAP for the years ended March 31, 2007, 2006 and 2005 as it relates to the Company’s Consolidated Statements of Cash Flows.

Quarterly Results

The company has prepared its financial statements in accordance with U.S. GAAP for the interim periods as described in Note 16. The following is a reconciliation explaining the material differences between U.S. GAAP and Canadian GAAP:

Quarter ended	June 30, 2006 (Restated)	September 30, 2006	December 31, 2006	March 31, 2007
Net loss—US	$(2,641)	$(754)	$(1,525)	$(1,695)
Difference	906	—	—	—
Net loss—CAN	(1,735)	(754)	(1,525)	(1,695)
Total assets—US	11,300	15,430	12,667	11,114
Difference	—	—	—	—
Total assets—CAN	11,300	15,430	12,667	11,114
Liabilities —US	8,434	7,395	5,649	5,569
Difference	—	—	—	—
Liabilities—CAN	8,434	7,395	5,649	5,569
Shareholders’ equity—US	2,866	8,035	7,018	5,545
Difference	—	—	—	—
Shareholders’ equity—CAN	2,866	8,035	7,018	5,545
Loss per common share—US	$(0.04)	$(0.01)	$(0.03)	(0.03)
Difference	0.01	—	—	—
Loss per common share—CAN	(0.03)	(0.01)	(0.03)	(0.03)
Average shares outstanding (000s)	57,855	58,155	60,897	61,586

18.          SUBSEQUENT EVENTS

On June 20, 2007, following shareholder approval, the Company completed its domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company’s jurisdiction of incorporation became the State of Delaware.