Form 10-Q
period 2007-06-30
XPLORE TECHNOLOGIES CORP
filed 2007-08-10
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52697

XPLORE TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0563295
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

14000 Summit Drive, Suite 900, Austin, Texas	78728
(Address of Principal Executive Offices)	(Zip Code)

(512) 336-7797

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check  One):

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non -Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of August 8, 2007, the registrant had 64,931,586 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of dollars)

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,486	$1,711
Accounts receivable	3,820	4,408
Inventory	4,529	3,639
Prepaid expenses and other current assets	500	771
	11,335	10,529
Fixed assets, net	530	585
	$11,865	$11,114

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,962	$5,319
Bank indebtedness	—	—
Total current liabilities	6,962	5,319
Debenture	250	250
	7,212	5,569
Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,473	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,989	10	10
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 64,905 and 64,099, respectively	65	64
Additional paid-in capital	99,012	98,469
Accumulated other comprehensive loss	(1,119)	(1,104)
Accumulated deficit	(93,378)	(91,957)
	4,653	5,545
	$11,865	$11,114

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss - Unaudited

(in thousands of dollars, except loss per common share)

	Three Months Ended
	June 30, 2007	June 30, 2006
		(Restated)
REVENUE	$7,722	$9,179
COST OF REVENUE	5,417	6,671
GROSS PROFIT	2,305	2,508

EXPENSES:
Sales, marketing and support	1,229	1,574
Product research, development and engineering	798	600
General administration	1,380	800
	3,407	2,974
LOSS FROM OPERATIONS	(1,102)	(466)

OTHER INCOME (EXPENSE)
Interest expense	(15)	(1,341)
Loss on extinguishment of debt	—	(832)
Other	10	(2)
	(5)	(2,175)
NET LOSS	$(1,107)	$(2,641)

Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	(501)
Dividends attributable to Preferred Shares	(314)	(80)
Net loss attributable to common shareholders	(1,421)	(3,222)

LOSS PER SHARE	(0.02)	(0.04)

Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	(0.01)
Dividends attributable to Preferred Shares	—	—
Loss per share attributable to common shareholders	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	64,219	57,855

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows - Unaudited

(in thousands of dollars)

	Three Months Ended June 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Cash provided by (used in) operations:
Net loss	$(1,107)	$(2,641)
Items not affecting cash:
Depreciation and amortization	149	113
Amortization of deferred financing costs	—	979
Loss on extinguishment of debt	—	832
Stock-based compensation expense	228	60
Equity instruments issued in exchange for services	32	17
Changes in operating assets and liabilities:
Accounts receivable	588	(1,089)
Inventory	(890)	(137)
Prepaid expenses and other current assets	271	426
Accounts payable and accrued liabilities	1,598	367
Net cash provided by (used in) operating activities	869	(1,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(94)	(97)
Net cash used in investing activities	(94)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	8,925
Repayment of bank indebtedness	—	(8,686)
Proceeds from issuance of debentures	—	1,000
Net proceeds from issuance of Series A Preferred Shares	—	436
Proceeds from exercise of warrants	—	130
Net cash provided by financing activities	—	1,805

CHANGE IN CASH AND CASH EQUIVALENTS	775	635
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,711	56
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,486	$691

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$15	$217
Payments for income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(in thousands of dollars, except share and per share amounts)

1.         DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the state of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems.  The Company’s products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment.  Using a range of wireless communication mediums together with the Company’s rugged computing products, the Company’s end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices.  The Company’s end-users are in the following markets: utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

On June 20, 2007, the Company effected a domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company’s jurisdiction of incorporation became the State of Delaware. Prior to that, the Company was incorporated under the federal laws of Canada.

2.         SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes included in the Company’s fiscal 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2007.

a)    Basis of consolidation and presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations.  On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

b)    Restatement

The Company’s unaudited interim consolidated financial statements for the three months ended June 30, 2006 have been restated. The restatement reflected two adjustments related to amounts recorded with respect to our December 17, 2004 convertible debenture financing. The value assigned to common share purchase warrants issued in the financing was increased from $945 to $2,234. In addition, the restatement reflects the recognition of a beneficial conversion feature valued at $2,766. These amounts are recorded as discounts to the face amount of the December 17, 2004 convertible debentures and are recognized as non-cash interest expense during the term of the debentures.

In addition, the restatement adjusted the timing of the recognition of non-cash interest expense for long-term debentures. The extensions of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflects these transactions as modifications and accounts for the effects of the restructurings prospectively from the time of the restructurings. The remaining unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures.

The following table reflects the restatement for each line item on the unaudited consolidated statement of loss for the three months ended June 30, 2006:

	Original		Ending
Line Item	Balance	Adjustment	Balance
Interest Expense	$905	$74	$979
Loss on extinguishment of debt	—	832	832
Net loss	1,735	906	2,641
Loss per share	0.03	0.01	0.04
Weighted average number ofcommon shares outstanding	57,855	—	57,855

c)    Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value.  Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances.  The Company is required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  The Company does not expect the new standard to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).”  The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet.  Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income.  The statement requires that companies measure plan assets and obligations as of the end of the company’s fiscal year.  The statement also requires enhanced disclosures related to defined benefit pension plans.  SFAS No. 158 is effective as of the end of the company’s first fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company is required to adopt SFAS No. 157 no later than the first quarter of fiscal 2008.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in the first quarter of fiscal 2008. The adoption of FIN 48 did not have a material impact on its financial position or results of operation.

3.     LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of convertible Series A Preferred Stock, Series B Preferred Stock and convertible debentures were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive.  Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation:

	June 30, 2007	June 30, 2006

Series A Preferred Stock	63,472,895	—
Series B Preferred Stock	9,988,513	—
Warrants	15,619,025	15,789,919
Options	10,780,337	6,375,314
December 17, 2004 convertible debentures	—	11,363,636
	99,860,770	33,528,869

4.     SHORT-TERM BANK INDEBTEDNESS

On February 28, 2007, the Company agreed with its senior lender to modify an existing revolving credit facility.  Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8 million or 80% of the Company’s U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company’s foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility.  The maturity date for borrowings under this amended facility was extended to March 31, 2008. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750.  Borrowings are secured by all assets and intellectual property of the Company.  Pursuant to the terms of various subordination agreements between the commercial bank, the Company’s debenture holder and one of its suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, under certain circumstances the supplier has a priority security interest in certain trade debts of the Company, and the Company’s debenture holder has a security interest in all of the assets of the Company. The loan agreement contains a number of financial and operational covenants.  As of August 8, 2007, the Company was in full compliance with these covenants.  As of August 8, 2007, there were no borrowings outstanding under the amended facility.

5.     DEBENTURE

Fiscal 2007 Debenture Issuances and Exchange of Debentures for Equity

On April 21, 2006, the Company entered into a financing agreement with Phoenix. The Chairman and Chief Executive Officer and one Director of the Company are co-managers of the managing member of Phoenix. Under this agreement, Phoenix agreed, in its sole discretion, to provide up to $5,000 in financing to the Company through the issuance of debentures or Series A Preferred Stock. In connection with the financing on April 21, 2006, the Company initially issued a 10% secured debenture in the aggregate principal amount of $1,000 to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 shares of Series A Preferred Stock in connection with the recapitalization discussed below. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 shares of Series A Preferred Stock issued to certain investors, designated by Phoenix.

On May 30, 2006, the Company completed a recapitalization pursuant to which approximately $18,877 of indebtedness, represented by 10% secured debentures in the original principal amount of $17,755 and accrued interest of $1,122 was exchanged for 55,520,542 shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible initially on a one-for-one basis into shares of common stock of the Company at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the Company issues additional securities at a purchase price less than the then current Series A Preferred Stock conversion price, such conversion price will be adjusted in accordance with the formula specified in the Company’s Certificate of Incorporation. The shares of Series A Preferred Stock are entitled to one vote per share at meetings of the Company’s shareholders, have a cumulative 5% dividend that is paid quarterly in shares of common stock, have certain protective provisions, and contain a liquidation preference over the common stock. Series A Preferred Stock issuance costs incurred was $453 and principally consisted of charges associated with the special shareholders’ meeting and legal fees.

One debenture in the amount of $250 and related accrued interest was not exchanged. This debenture bears interest at 10% per annum and the interest is payable semi-annually on June 30 and December 31. In connection with the recapitalization, the maturity of the debenture was extended to April 30, 2009. As discussed in Note 11, on July 25, 2007, the debenture holder and the Company entered into a debenture exchange agreement whereby the $250 debenture will be exchanged for 500,000 shares of preferred stock that is pari passu with the Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and a two-year warrant to purchase 250,000 shares of commons stock, at an exercise price of $0.50 per share.

As of March 31, 2006, the Company had unpaid interest of approximately $400 owed to Phoenix that was due on December 31, 2005. On May 30, 2006, this unpaid interest and interest accrued since December 31, 2005 was exchanged for Series A Preferred Stock.

Fiscal 2006 Debenture Issuances

On September 15, 2005, the Company entered into a debenture purchase agreement with Phoenix and other lenders, including an affiliate of Phoenix (collectively, the “Lenders”), whereby the Lenders provided an aggregate of $5,000 of financing to the Company through the issuance of short-term debentures. All of the short-term debentures issued under the purchase agreement had an original maturity date of March 31, 2006 and borrowings under the short-term debentures bore interest at 10% per annum. Borrowings were secured by all of the Company’s assets and were subordinated to the Company’s commercial bank credit facility and certain trade debts.

If any of the short-term debentures issued under the September 15, 2005 purchase agreement were not paid in full on or prior to March 31, 2006, the Company agreed to issue common share purchase warrants to the holders of such short-term debentures. The short-term debentures were not repaid and on April 10, 2006 the Company issued to the Lenders 5,235,343 warrants with an exercise price of CAD $0.45. The warrants are exercisable through April 10, 2008. The exercise price of the warrants was based on the average current market price of the Company’s common shares for the five days before the date of issuance. The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.8%, volatility of approximately 127% and no dividends. The value of $1,329 assigned to these warrants is reflected as a separate component of shareholders’ deficiency and as a deferred charge to be amortized as non-cash interest expense during the remaining term of the debentures. In connection with the Company’s recapitalization, the maturity date of the short-term debentures was extended to June 30, 2006. These short-term debentures and accrued interest were exchanged for shares of Series A Preferred Stock on May 30, 2006. From the date of the modification of the short-term debentures’ maturity date through May 30, 2006, non-cash interest expense of $905 was recorded to reflect the amortization of the deferred financing costs. The remaining unamortized deferred financing cost of $424 was recorded as a loss on extinguishment of debt in connection with the Company’s recapitalization on May 30, 2006.

Other Information Pertaining to the Debentures

The values assigned to warrants or the beneficial conversion features issued in connection with the debentures have been reflected as additional paid-in capital. Upon exercise of the warrants, the related value assigned to such warrants will be reclassified into share capital.

The discounts related to the values assigned to the warrants and the beneficial conversion features were amortized as non-cash interest expense over the term of the debentures. In connection with each modification to extend the maturity date of an outstanding debenture, the remaining unamortized discounts as of the date of the modification were prospectively amortized over the new term of the debenture. On May 30, 2006, all of the debentures and accrued interest, except for one debenture with outstanding principal of $250, were exchanged for shares of Series A Preferred Stock and the remaining unamortized discounts of $408 were recorded as a loss on extinguishment of debt in connection with the Company’s recapitalization.

For the three months ended June 30, 2007, there was no non-cash interest expense.  For the three months ended June 30, 2006, non-cash interest expense of $979 was recorded relating to the amortization of debentures discounts.

6.     SHARE CAPITAL

The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

For the three months ended June 30, 2007 and 2006, there were dividends of $271 and $80, respectively, for the Series A Preferred Stock and $43 and none, respectively, for the Series B Preferred Stock. As of June 30, 2007 and 2006, there were accrued unpaid dividends of $89 and $83, respectively, for the Series A Preferred Stock and $14 and none, respectively, for the Series B Preferred Stock. The liquidation preference values of the Series A and Series B Preferred Stock was $21,581 and $3,396, respectively. The Series B Preferred Stock ranks on parity with the Series A Preferred Stock with respect to a liquidation.

The convertible Series A and Series B Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A and Series B Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company’s common stock as of the related financing’s commitment date multiplied by the number of shares into which the Series A and Series B Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A and Series B Preferred Stockholders with an offsetting amount to additional paid-in capital. Since the Series A and Series B Preferred Stock are immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A and Series B Preferred Stock financings aggregating approximately $501 for the three months ended June 30, 2006.

Warrants outstanding

There were warrants to purchase 15,619,025 shares of common stock outstanding at June 30, 2007 as detailed in the table below:

Number of	Exercise	Expiration
Warrants	Price	Date
9,100,000	US$0.55	December 17, 2007
5,235,343	C$0.45	April 10, 2008
998,854	US$0.58	August 9, 2009
284,828	US$0.35	September 22, 2009

7.     RELATED PARTY TRANSACTIONS

On April 21, 2006, the Company entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide up to $5,000 in financing to the Company.  In connection with the financing, the Company initially issued a $1,000 10% secured debenture to Phoenix, which had a maturity date of June 30, 2006.  The debenture and related accrued and unpaid interest were exchanged for 2,970,185 shares of Series A Preferred Stock as part of the recapitalization.  Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 shares of Series A Preferred Stock issued to certain investors, designated by Phoenix.

There was no interest expense related to borrowings from Phoenix and its affiliates for the three months ended June 30, 2007.  Interest expense related to borrowings from Phoenix and its affiliates for the three months ended June 30, 2006 was $228.  Subsequent to May 30, 2006, there were no outstanding debentures held by such affiliates.

8.     SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems.  The majority of the Company’s revenue is derived from sales in the United States of America.  Other than Australia with 15% of the total revenue, no other country outside of the United States of America accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2007.  For the three months ended June 30, 2006, sales in Canada and France both accounted for 14% of the Company’s revenue.

The distribution of revenue by country is segmented as follows:

	Three Months Ended

	June 30, 2007	June 30, 2006
Revenue by country:
United States of America	$3,850	$3,937
Australia	1,142	378
Canada	629	1,290
France	210	1,328
All other countries	1,891	2,246
	$7,722	$9,179

The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of revenue.  For the three months ended June 30, 2007, the Company had one customer who accounted for more than 10% of total revenue.  The customer was located in Australia and accounted for 15% of the Company’s revenue. For the three months ended June 30, 2006, the Company had two customers that accounted for more than 10% of the total revenue. Those customers were located in Canada and France and accounted for 12% and 13%, respectfully, of the Company’s revenue. The percentage of total revenue from these customers for the periods presented is as follows:

	Total	Number of Customers with
Three Months	Revenue (in	Revenue > 10% of Total	Customer Share as a	Percentage Share of
Ended	millions)	Revenue	Percent of Total Revenue	Total Revenue

June 30, 2007	$7.7	1	15%	15%
June 30, 2006	$9.2	2	12% and 13%	25%

The Company’s exposure to accounts receivable that accounted for more than 10% of the outstanding receivables for the period presented is as follows:

	Accounts	Number of Customers with	Customer Share as a
Three Months	Receivable	Revenue > 10% of Total	Percent of Total	Percentage Share of
Ended	(in millions)	Receivables	Receivables	Total Receivables

June 30, 2007	$3.8	1	15%	15%

The receivable representing 15% of the accounts receivable balance at June 30, 2007 was subsequently collected.

The Company’s exposure to supplier risk is as follows:

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2007 and 2006, the Company owed $3,761 and $2,646, respectively, recorded as accounts payable and accrued liabilities.  The inventory purchases and engineering services from this supplier for the three months ended June 30, 2007 and 2006 were $4,478 and $4,058, respectively.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation.  No country, other than the United States of America, had more than 10% of the Company’s assets for each of the three months ended June 30, 2007 and 2006.

9.     COMMITMENTS AND CONTINGENT LIABILITIES

a)     Premises

The Company leases facilities in Austin, Texas.  The annual lease commitment is $232 and the lease maturity date was extended from May 31, 2007 to August 31, 2009.   The Company also leases a

satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2008	$206
2009	270
2010	139
$615

b)    Purchase commitment

At June 30, 2007, the Company had purchase obligations extending into fiscal 2008 of approximately $2,256 related to inventory and product development items.

c)     Litigation

The Company is involved in litigation arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.  SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which differ in certain respects from generally accepted accounting principles in Canada (“Canadian GAAP”).  Under Canadian securities regulations, the Company is required to provide a reconciliation setting out significant differences between U.S. GAAP and Canadian GAAP as applied to the Company’s financial statements.  There were no differences for the three months ended June 30, 2007 and significant differences for the three months ended June 30, 2006 are summarized below.

(a) Valuation of Common Share Purchase Warrants

The common share purchase warrants issued by the Company in connection with the December 17, 2004 debentures were assigned a value of $2,234 under U.S. GAAP as compared to $945 under Canadian GAAP.  The difference is attributable to different valuation methodologies.

(b) Recognition of Beneficial Conversion Feature

The conversion feature related to the December 17, 2004 debentures was deemed a beneficial conversion feature with a value of $2,766 under U.S. GAAP.  Under Canadian GAAP, the conversion feature was not deemed a beneficial conversion feature and accordingly no value was assigned.

(c) Recognition of Unamortized Discounts Upon Extension of Debenture Maturity Date

Under U.S. GAAP, the extensions of the maturity dates of the debentures were accounted for as modifications and the remaining unamortized discounts at the time of the restructurings were recognized rateably over the new term of the debentures.  Under Canadian GAAP, these transactions were accounted for as settlements of the original debts and related unamortized discounts were immediately expensed.  The sum of the differences noted  in (a) and (b) above are related in other income (expense) as either interest expense or loss on extinguishment of debt.

RECONCILIATION TO CANADIAN GAAP

The following is a reconciliation of the balance sheet and statement of loss reflecting the significant differences between U.S. GAAP and Canadian GAAP for the periods presented:

Consolidated Balance Sheet as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Additional paid-in capital (Contributed surplus)	$8,959	$(6,374)	$2,585
Warrants	—	2,319	2319
Accumulated other comprehensive loss	(1,104)	1,104	—
Accumulated deficit	(91,957)	2,951	(89,006)
Total shareholders’ equity	5,545	—	5,545
Total liabilities and shareholders’ deficiency	11,114	—	11,114

Consolidated Statement of Loss as of June 30, 2006

Line Item	U.S. GAAP	Difference	Canadian GAAP
Amortization of deferred financing costs	$979	$(74)	$905
Extinguishment of debt	832	(832)	—
Net loss	2,641	(906)	1,735
Loss per share	0.04	(0.01)	0.03
Weighted average number of common shares outstanding	57,855	—	57,855

11.  SUBSEQUENT EVENTS

On July 25, 2007, the Company and its remaining debenture holder entered into a debenture exchange agreement whereby the holder of the debenture agreed to convert the debenture, in the aggregate principal amount of $250, into 500,000 shares of preferred stock that is pari passu with the Company’s Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share. The closing of this transaction occurred on August 8, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the accompanying unaudited  interim consolidated results of operations, financial condition, and cash flows of Xplore Technologies Corp.  The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes.

We engineer, develop, integrate and market rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their job outside of traditional office settings. Our family of iX™ Tablet PCs systems, which we refer to as the iX104 Systems, are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 Systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases.

Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small. Therefore, we intend to grow our revenue by entering into other larger rugged, mobile computer markets through the development of new rugged, mobile computing systems.  Currently, we are developing numerous new products, including a rugged, mobile notebook PC and rugged Ultra-Mobile PC.  In addition, we are developing the next generation of our iX Tablet PC.   We expect that these products will be available in 2008.

We expect to grow our revenue with the introductions of these new products.  In the next several quarters, we are dependent upon the market acceptance of our current family of iX™ Tablet PCs systems.  Until such time as we introduce our new products, our revenue in the following three quarters of our fiscal year may not be comparable with prior year periods. Additionally, we are expanding our research, development and engineering resources in connection with our new products and expect these expenses to significantly increase over prior periods.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited interim consolidated financial statements as of and the three months ended June 30, 2007. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition.  Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, in limited circumstances we sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria generally is met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training and other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiation with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. Our allowance for returns is calculated and regularly reviewed based on historical experience. We have not had material adjustments as our returns have been minimal.

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

Inventory Valuation.  We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that management’s estimates have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material corrections to originally provided amounts.

Tooling Amortization.  We amortize tooling costs over a two year period or estimated life, whichever is shorter. Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling. This assessment requires an assessment of the market for our products and our future revenue expectations. On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue. There have been no material instances where we determined that useful life was less than two years. Accordingly, we have not recorded material adjustments.

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

Financial Instruments.  The debentures and the warrants we issued in prior fiscal years have been valued separately using the Black-Scholes methodology. The debentures were originally reflected in our financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures. The determination of the value attributed to the warrants and debentures required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options to acquire shares of common stock issued to employees have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005 with early adoption permitted. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee stock purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. We effectively adopted the provision of SFAS 123R for the year ended March 31, 2004.

We have valued the options separately using the Black-Scholes Option Pricing Model using discount rates of approximately 5.0% and 4.5% and volatility of 104% and 113% respectively, and no dividends for the three months ended June 30, 2007 and 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value.  Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances.  We are required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009.  We do not expect the new standard to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).”  The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet.  Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income.  The statement requires that companies measure plan assets and obligations as of the end of the company’s fiscal year.  The statement also requires enhanced disclosures related to defined benefit pension plans.  SFAS No. 158 is effective as of the end of our first fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  We were required to adopt SFAS No. 157 no later than the first quarter of fiscal 2008.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).”  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction.  Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 beginning in the first quarter of fiscal 2008.  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

Restatement

Subsequent to their issuance, we determined that our first quarter fiscal 2007 unaudited interim consolidated financial statements should be restated. The restatement reflected two adjustments related to amounts recorded with respect to our December 17, 2004 convertible debenture financing. The value assigned to the common share purchase warrants issued in the financing was increased from $945,000 to $2,234,000. In addition, the restatement reflects recognition of a beneficial conversion feature valued at $2,766,000. These amounts are recorded as discounts to the face amount of the December 17, 2004 convertible debentures and are recognized as non-cash interest expense during the term of the debentures.

In addition, the restatement adjusted the timing of the recognition of non-cash interest expense for long-term debentures. The extensions of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflects these transactions as modifications and accounts for the effects of the restructurings prospectively from the time of the restructurings. The remaining unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures.

In our interim financial statements, the restatement reflects that our interest expense and net loss were understated by $74,000 and $906,000 for the three months ended June 30, 2006. In addition, under the restatement, loss per share increased by $0.01 per share for the three months ended June 30, 2006. Furthermore, additional paid-in capital was understated by $6,374,000 for the three months ended June 30, 2006 and accumulated deficit was understated by $2,951,000.

The restatement is further described in Note 2(b) to our unaudited interim consolidated financial statements. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement.

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

General Administration.  General administration expenses consist of salaries and related expenses for finance, accounting, legal, human resources and information technology personnel, professional fees and corporate expenses, and costs associated with becoming and being a U.S. public company, including regulatory compliance costs.

Interest.  Interest expense includes interest on all debenture borrowings, interest on borrowings related to the bank revolving credit facility, non-cash interest charges representing the amortization of the debenture discount and amortization of deferred financing costs consisting principally of legal fees related to the financing transactions. Debentures issued in fiscal 2005 were originally reflected in the financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures. Interest on our one outstanding debenture is accrued at a rate of 10% per annum and paid semi-annually.

Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Revenue.  Total revenues for the three months ended June 30, 2007 were $7,722,000 as compared to $9,179,000 for the three months ended June 30, 2006, a decrease of $1,457,000, or approximately 16%.  The fluctuation consisted of a 20% decline in unit sales, the dollar impact of which was slightly offset by a 5% improvement in our average selling price.   The decrease was primarily attributable to a reduction in large unit orders. In the three months ended June 30, 2006, there were two orders with sales values exceeding $700,000, one in Canada and one in France, as compared to only one order of similar value from Australia for the three months ended June 30, 2007.

We have a number of customers, however, in a given period a single customer can account for a significant portion of our sales. For the three months ended June 30, 2007, one value-added reseller customer, Tough Corp PTY LTD, located in Australia, which accounted for 15% of our total revenue. For three months ended June 30, 2006, we had two customers, Psion Teklogix Europe SAS, located in France, and Filbitron Systems Group Inc, located in Canada, that accounted for 13% and 12%, respectively, of our revenue.  At June 30, 2007, there was only one customer with a receivable balances that was greater than 10% of the outstanding receivables, Tough Corp YTD LTD, which accounted for 15%. For the three months ended June 30, 2006, there was no one customer with a receivable balance that was greater than 10% of the outstanding receivables.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. Australia was the only country outside of the United States that accounted for more than 10% of our revenue during the three months ended June 30, 2007, with 15% of the total revenue. Canada and France accounted for 12% and 13%, respectfully, of our total revenue during the three months ended June 30, 2006.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2007 was $5,417,000 compared to $6,671,000 for the three months ended June 30, 2006, a decrease of $1,254,000 or approximately 19%.  Approximately 84% of the decrease was due to the decline in revenue.  The remainder was due to a decrease in the average unit cost resulting from cost reduction initiatives principally related to component pricing and freight.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at June 30, 2007 and 2006 were $4,478,000 and

$4,058,000, respectively.   At June 30, 2007 and 2006, we owed $3,761,000 and $2,646,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $203,000 to $2,305,000 (29.8% of revenue) for the three months ended June 30, 2007 from $2,508,000 (27.3% of revenue) for the three months ended June 30, 2006.  The improvement in gross profit as a percentage of revenue for the three months ended June 30, 2007 as compared to the prior year was attributable to the cost reduction initiatives principally related to component pricing and freight.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2007 were $1,229,000 compared to $1,574,000 for the three months ended June 30, 2006. Most of the $345,000 reduction consisted of a decline in variable costs of $171,000 related to marketing coop allowances and commissions due to the decline in revenue and a reduction of $164,000 in marketing costs related to trade shows and demonstration units.  An increase in payroll related costs of $54,000, principally salaries and stock compensation expense, offset these reductions.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2007 increased by $198,000 to $798,000 as compared to $600,000 for the three months ended June 30, 2006. Headcount related costs accounted for $123,000 of the increase as we hired additional engineering staff for new product developments.  Additionally, non-headcount related development costs increased by $75,000.  The majority of the current year research and development activities and associated expenses relate to the development of one of our new products, our rugged notebook PC.  The prior year projects principally included initial development activities related to the rugged notebook and modifications of existing product offerings.  This principally related to the C3 tablet (which is RoHs compliant) that was released in the second quarter of fiscal 2007.  We expect our research and development costs to increase during the next year as we develop numerous new products and the next generation of our iX Tablet PC.

General Administration Expenses.  General administration expenses for the three months ended June 30, 2007 were $1,380,000 compared to $800,000 for the three months ended June 30, 2006, an increase of $580,000.  The majority of this increase, or $345,000, was related to our corporate migration to the United States and consists of non-recurring costs, including legal and accounting professional fees, printing charges and the costs related to our special shareholder meeting on June 20, 2007.   The increase includes $110,000 for headcount costs associated with the staffing or upgrading of key positions of which $29,000 are one-time charges.  An increase in stock compensation of $108,000 also contributed to the overall increase.

For the three months ended June 30, 2007 and 2006, the fair value of employee stock-based compensation expense was $255,000 and $68,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an option grant to all of our employees in August 2006.

Depreciation and amortization expenses for the three months ended June 30, 2007 and 2006 were $149,000 and $113,000, respectively. This increase was related to depreciation of the WC3 tooling which began in September 2006.

Interest Expense.  Interest expense for the three months ended June 30, 2007 was $15,000 compared to $1,341,000 for the three months ended June 30, 2006. The decrease was primarily made up of non-cash interest expense of $979,000, included in interest expense, associated with the amortization of deferred financing costs and debenture discounts for the three months ended June 30, 2006.   In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly there was no further recognition of the amortization of the related deferred financing costs and debenture discounts.  There was no non-cash interest expense for the three months ended June 30, 2007.

Loss on Extinguishment of Debt.   In connection with our recapitalization on May 30, 2006, all of outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly the remaining unamortized values assigned to the related warrants and beneficial conversion feature of $832,000 were recorded as a loss on extinguishment of debt during the three months ended June 30, 2006.

Other Income (Expense).  Other income (expense) for the three months ended June 30, 2007 was $10,000 compared to ($2,000) for the three months ended June 30, 2006.

Net Loss.  The net loss for the three months ended June 30, 2007 was $1,107,000 ($0.02 per share) compared to a net loss of $2,641,000 ($0.04 per share) for the three months ended June 30, 2006.  The decline in the net loss and loss per share from the prior period was principally due to $1,811,000 of non-recurring, non-cash charges in the three months ended June 30, 2006, consisting of the amortization of deferred financing costs and values assigned to warrants and the beneficial conversion feature and the loss on extinguishment of debt.

Net Loss Attributable to Common Shareholders.  In fiscal 2007, we issued Series A and B Preferred Stock that earn a cumulative 5% dividend.  The dividends attributable to the shares of Series A and Series B Preferred Stock for the three months ended June 30, 2007 and 2006 were $314,000 and $80,000, respectively.  The current year amount is higher since it represents a full quarter of dividends on both the Series A and Series B Preferred Stock as compared to the prior year amount which represents approximately one month of dividends on the Series A Preferred Stock issued in connection with our recapitalization on May 30, 2006.  Additionally, our convertible Series A and Series B Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of the Series A and Series B Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing’s commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid-in capital. Since the Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately $501,000 during the three months ended June 30, 2006.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2008. As at June 30, 2007, our working capital was $4,373,000 and our cash and cash equivalents were $2,486,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $87.6 million.

Sources of capital that are immediately available to us are an asset-backed loan and security agreement with a commercial bank with a net borrowing capacity of up to $8 million depending upon eligible assets and in June 2007, our principal shareholder, Phoenix Venture Fund LLC, agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2008.

In April 2005, we entered into a loan and security agreement with a commercial bank that enabled us to finance certain eligible accounts receivable up to a maximum of $2,625,000. In September 2005, we replaced that credit facility with a new two-year $5 million credit facility with the same commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility to bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). Under the amended credit facility, the maturity date for borrowings was extended to March 31, 2008. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, a debenture holder and a supplier, the commercial bank has a first priority security interest in all of our assets, the supplier has a priority security interest in certain of our trade debts, and the debenture holder has a security interest in all of our assets. The loan agreement contains a number of financial and operational covenants, including that we have a minimum tangible net worth of at least $3,750,000 at all times and a minimum excess availability of $750,000. As of August 8, 2007, we were in compliance with such covenants. As of August 8, 2007, there were no borrowings outstanding under this amended credit facility.

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

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2007	2006
	(in thousands of dollars)
Cash provided by (used in) operating activities	$869	$(1,073)
Cash used in investing activities	(94)	(97)
Cash provided by financing activities	—	1,805
Cash and cash equivalents	2,486	691

Our operating activities provided $869,000 of cash for the three months ended June 30, 2007 as compared to using ($1,073,000) of cash in operating activities for the three months ended June 30, 2006.  The net loss net of items not affecting cash are comparable for both periods. However, the improvement in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, was principally attributable to the timing of our operations and benefits of asset management. This is reflected by the net cash benefit derived from a $588,000 reduction in accounts receivables, an $890,000 increase in inventory and a $1,598,000 increase in accounts payable and accrued liabilities in the three months ended June 30, 2006 and a ($1,089,000) increase in accounts receivable in the three months ended June 30, 2007.

Cash used in investment activities consists of additions to fixed assets, principally tooling equipment, for our new products, and demonstration units.

There were no financing activities for the three months ended June 30, 2007 since cash was provided by operations. Cash provided by financing activities for the three months ended June 30, 2006 was $1,805,000 primarily consisting of proceeds from the issuance of a debenture that was converted into Series A Preferred Stock and net proceeds from the issuance of Series A Preferred Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2007, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our United States dollar denominated cash and money market investments.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in litigation arising in the ordinary course of business. See a discussion of our litigation matters in Note 9(c) to our unaudited interim consolidated financial statements, which is incorporated herein by reference.

Item 1A.  Risk Factors

Except for the addition of the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. This information should be read in conjunction with the risk factors in such Annual Report.

Risks Relating to our Business

In the three months ended June 30, 2007, approximately 15% of our revenue was derived from one of our value-added resellers. If we are unable to replace revenues generated from one of our major resellers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three months ended June 30, 2007, one VAR customer, Tough Corp PTY LTD, located in Australia, accounted for approximately 15% of our total revenue.  In three months ended June 30, 2006, we had two customers, Psion Teklogix Europe SAS, located in France and Filbitron Systems Group Inc, located in Canada that accounted for approximately 13% and 12%, respectively, of our total revenue. If we are unable to replace revenues generated from one of our major resellers with revenues from others our revenues may fluctuate and our growth would be limited.

Item 2.  Unregistered  Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, we issued a total of 80,748 shares of common stock to Martin Janis & Company, Inc. in return for $30,000 of investor relations services provided to us. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering.  The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 16, 2006	26,916	$0.37
May 15, 2006	26,916	$0.37
June 15, 2006	26,916	$0.37

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 20, 2007, at a special meeting, our stockholders approved a special resolution authorizing us to change our jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware, by way of domestication under Section 388 of the Delaware General Corporation Law, and to adopt a new certificate of incorporation. Of the 84,047,146 votes cast by our stockholders at the special meeting, 83,985,671 votes where cast in favor of the resolution, 3,000 votes were cast against the resolution and 58,475 votes were cast in abstention.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: August 10, 2007	By:	/s/ Michael J. Rapisand
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)