Form 10-Q
period 2007-09-30
XPLORE TECHNOLOGIES CORP
filed 2007-11-13
CIK 1177845

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52697

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0563295 (IRS Employer Identification No.)
14000 Summit Drive, Suite 900, Austin, Texas (Address of Principal Executive Offices)	78728 (Zip Code)

(512) 336-7797
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 7, 2007, the registrant had 66,262,131 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,626	$1,711
Accounts receivable	3,397	4,408
Inventory	4,100	3,639
Prepaid expenses and other current assets	871	771

	14,994	10,529
Fixed assets, net	533	585
Deferred charges	549	—

	$16,076	$11,114

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,191	$5,319
Bank indebtedness	1,405	—

Total current liabilities	5,596	5,319
Debenture	—	250

Commitments and contingencies	5,596	5,569

SHAREHOLDERS' EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,473	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,989	10	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274	15	—
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 65,941 and 64,099, respectively	66	64
Additional paid-in capital	106,901	98,469
Accumulated other comprehensive loss	(1,130)	(1,104)
Accumulated deficit	(95,445)	(91,957)

	10,480	5,545

	$16,076	$11,114

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(Restated)		(Restated)
Revenue	$5,187	$8,660	$12,909	$17,839
Cost of revenue	3,564	6,246	8,981	12,917

Gross profit	1,623	2,414	3,928	4,922

Expenses:
Sales, marketing and support	1,135	1,553	2,364	3,127
Product research, development and engineering	858	641	1,656	1,241
General administration	1,305	938	2,685	1,738

	3,298	3,132	6,705	6,106

Loss from operations	(1,675)	(718)	(2,777)	(1,184)

Other expenses:
Interest expense	(33)	(33)	(48)	(1,375)
Loss on extinguishment of debt	—	—	—	(832)
Other	(43)	(1)	(33)	(4)

	(76)	(34)	(81)	(2,211)

Net loss	$(1,751)	$(752)	$(2,858)	$(3,395)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	(1,149)	(2,880)	(1,149)	(3,381)
Dividends attributable to Preferred Shares	(326)	(288)	(640)	(368)

Net loss attributable to common shareholders	(3,226)	(3,920)	(4,647)	(7,144)

Loss per common share	(0.03)	(0.01)	(0.04)	(0.06)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	(0.02)	(0.05)	(0.02)	(0.06)
Dividends attributable to Preferred Shares	—	(0.01)	(0.01)	(0.01)

Loss per share attributable to common shareholders	$(0.05)	$(0.07)	$(0.07)	$(0.13)

Weighted average number of common shares outstanding	65,215	58,155	64,720	58,006

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Cash used in operations:
Net loss	$(1,751)	$(752)	$(2,858)	$(3,395)
Items not affecting cash:
Depreciation and amortization	96	109	245	221
Amortization of deferred financing costs	—	—	—	979
Loss on extinguishment of debt	—	—	—	832
Stock-based compensation expense	252	233	480	293
Equity instruments issued in exchange for services	225	23	257	40
Changes in operating assets and liabilities:
Accounts receivable	423	238	1,011	(851)
Inventory	429	(2,113)	(461)	(2,250)
Prepaid expenses and other current assets	(371)	349	(100)	699
Accounts payable and accrued liabilities	(2,789)	870	(1,191)	1,315

Net cash used in operating activities	(3,486)	(1,043)	(2,617)	(2,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(99)	(199)	(193)	(295)

Net cash used in investing activities	(99)	(199)	(193)	(295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,750	3,900	4,750	12,825
Repayment of bank indebtedness	(3,345)	(5,811)	(3,345)	(14,497)
Proceeds on issuance of debentures	—	—	—	1,000
Proceeds on issuance of Common Shares	—	944	—	944
Net proceeds from issuance of Series A Preferred Shares	—	1,815	—	2,251
Net proceeds from issuance of Series B Preferred Shares	—	2,908	—	2,908
Net proceeds from issuance of Series C Preferred Shares	6,320	—	6,320	—
Proceeds from exercise of warrants	—	—	—	130

Net cash provided by financing activities	7,725	3,756	7,725	5,561

CHANGE IN CASH AND CASH EQUIVALENTS	4,140	2,514	4,915	3,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,486	691	1,711	56

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,626	$3,205	$6,626	$3,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$54	$30	$69	$247

Payments for income taxes	$—	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

        Xplore Technologies Corp. (the "Company"), incorporated under the laws of the state of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company's products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company's rugged computing products, the Company's endusers are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company's end-users are in the following markets: utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

        On June 20, 2007, the Company effected a domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company's jurisdiction of incorporation became the State of Delaware. Prior to June 20, 2007, the Company was incorporated under the federal laws of Canada.

2. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

        These unaudited interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes included in the Company's fiscal 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2007.

a)    Basis of consolidation and presentation

        The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2008. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC ("Phoenix"), its significant shareholder, and its affiliates, if necessary, will be sufficient to fund the anticipated operations for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company's financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management's estimates and assumptions.

b)    Restatement

        The Company's unaudited interim consolidated financial statements for the six months ended September 30, 2006 have been restated. The restatement reflected two adjustments related to amounts recorded with respect to the Company's December 17, 2004 convertible debenture financing. The value assigned to common share purchase warrants issued in the financing was increased from $945 to $2,234. In addition, the restatement reflects the recognition of a beneficial conversion feature valued at $2,766. These amounts were recorded as discounts to the face amount of the December 17, 2004 convertible debentures and recognized as non-cash interest expense during the term of the debentures.

        In addition, the restatement adjusted the timing of the recognition of non-cash interest expense related to certain debentures. The extensions of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflects these transactions as modifications and accounts for the effects of the restructurings prospectively from the time of the restructurings. The remaining unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures.

        The following table reflects the restatement for each line item on the unaudited consolidated statement of loss for the six months ended September 30, 2006:

Line Item	Original Balance	Adjustment	Ending Balance
Interest expense	$1,301	$74	$1,375
Loss on extinguishment of debt	—	832	832
Net loss	(2,489)	(906)	(3,395)
Loss per common share	(0.04)	(0.02)	(0.06)
Weighted average number of
common shares outstanding	58,006	—	58,006

c)    Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. The Company is required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The Company does not expect the new standard to have a material impact on its financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R." The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires that companies measure plan assets and obligations as of the end of the company's fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 was effective as of the end of the company's first fiscal year ended after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company's financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is required to adopt SFAS No. 157 no later than the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operation.

3. INVENTORY

	September 30,	March 31,
	2007	2007
Computer components	$392	$465
Finished goods	3,708	3,174

Total inventory	$4,100	$3,639

        Inventory sent to end-users for which revenue recognition attributes have not been completed is included in other current assets and was $356 at September 30, 2007 and $464 at March 31, 2007.

4. LOSS PER SHARE

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and convertible debentures were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

        The following securities were not considered in the earnings per share calculation:

	September 30, 2007	September 30, 2006
Series A Preferred Shares	63,472,895	63,472,895
Series B Preferred Shares	9,988,513	9,988,513
Series C Preferred Shares	15,274,000	—
Warrants	26,642,465	15,619,025
Options	10,778,003	12,675,669
December 17, 2004 convertible debentures	—	500,000

	126,155,876	102,256,102

5. SHORT-TERM BANK INDEBTEDNESS

        On February 28, 2007, the Company agreed with its senior lender to modify an existing revolving credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8 million or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The maturity date for borrowings under this amended facility was extended to March 31, 2008. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, and under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. The loan agreement contains a number of financial and operational covenants. As of November 7, 2007, the Company was in full compliance with these covenants. As of November 7, 2007, there were no borrowings outstanding under the amended facility.

6. DEBENTURE

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

        On May 30, 2006, the Company completed a recapitalization pursuant to which approximately $18,877 of indebtedness, represented by 10% secured debentures in the original principal amount of $17,755 and accrued interest of $1,122 was exchanged for 55,520,542 shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible initially on a one-for-one basis into shares of common stock of the Company at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the Company issues additional securities at a purchase price less than the then current Series A Preferred Stock conversion price, such conversion price will be adjusted in accordance with the formula specified in the Company's Certificate of Incorporation. The shares of Series A Preferred Stock are entitled to one vote per share at meetings of the Company's shareholders, have a cumulative 5% dividend that is paid quarterly in shares of common stock, have certain protective provisions, and contain a liquidation preference over the common stock. Series A Preferred Stock issuance costs incurred was $453 and principally consisted of charges associated with the special shareholders' meeting and legal fees.

        One debenture in the amount of $250 and related accrued interest was not exchanged on May 30, 2006. The debenture continued to bear interest at 10% per annum and the interest was payable semi-annually on June 30 and December 31. In connection with the recapitalization, the maturity of the debenture was extended to April 30, 2009. On August 8, 2007, pursuant to a debenture exchange agreement dated July 25, 2007, between the debenture holder and the Company, the $250 debenture was exchanged for 500,000 shares of Series C Preferred Stock that is pari passu with the Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and a two-year warrant to purchase 250,000 shares of commons stock, at an exercise price of $0.50 per share.

        As of March 31, 2006, the Company had unpaid interest of approximately $400 owed to Phoenix that was due on December 31, 2005. On May 30, 2006, this unpaid interest and interest accrued since December 31, 2005 was exchanged for Series A Preferred Stock.

        On September 15, 2005, the Company entered into a debenture purchase agreement with Phoenix and other lenders, including an affiliate of Phoenix (collectively, the "Lenders"), whereby the Lenders provided an aggregate of $5,000 of financing to the Company through the issuance of short-term debentures. All of the short-term debentures issued under the purchase agreement had an original maturity date of March 31, 2006 and borrowings under the short-term debentures bore interest at 10%

per annum. Borrowings were secured by all of the Company's assets and were subordinated to the Company's commercial bank credit facility and certain trade debts.

        If any of the short-term debentures issued under the September 15, 2005 purchase agreement were not paid in full on or prior to March 31, 2006, the Company agreed to issue common share purchase warrants to the holders of such short-term debentures. The short-term debentures were not repaid and on April 10, 2006 the Company issued to the Lenders 5,235,343 warrants with an exercise price of C$0.45. The warrants are exercisable through April 10, 2008. The exercise price of the warrants was based on the average current market price of the Company's common shares for the five days before the date of issuance. The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.8%, volatility of approximately 127% and no dividends. The value of $1,329 assigned to these warrants is reflected as a separate component of shareholders' deficiency and as a deferred charge to be amortized as non-cash interest expense during the remaining term of the debentures. In connection with the Company's recapitalization, the maturity date of the short-term debentures was extended to June 30, 2006. These short-term debentures and accrued interest were exchanged for shares of Series A Preferred Stock on May 30, 2006. From the date of the modification of the short-term debentures' maturity date through May 30, 2006, non-cash interest expense of $905 was recorded to reflect the amortization of the deferred financing costs. The remaining unamortized deferred financing cost of $424 was recorded as a loss on extinguishment of debt in connection with the Company's recapitalization on May 30, 2006.

Other Information Pertaining to the Debentures

        The values assigned to warrants or the beneficial conversion features issued in connection with the debentures have been reflected as additional paid-in capital. Upon exercise of the warrants, the related value assigned to such warrants will be reclassified into share capital.

        The discounts related to the values assigned to the warrants and the beneficial conversion features were amortized as non-cash interest expense over the term of the debentures. In connection with each modification to extend the maturity date of an outstanding debenture, the remaining unamortized discounts as of the date of the modification were prospectively amortized over the new term of the debenture. On May 30, 2006, all of the debentures and accrued interest, except for one debenture with an outstanding principal balance of $250, were exchanged for shares of Series A Preferred Stock and the remaining unamortized discounts of $408 were recorded as a loss on extinguishment of debt in connection with the Company's recapitalization.

        For the three and six months ended September 30, 2007 and the three months ended September 30, 2006, there was no non-cash interest expense. For the six months ended September 30, 2006, non-cash interest expense of $979 was recorded relating to the amortization of debentures discounts.

7. SHARE CAPITAL

        The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

        On September 21, 2007, the Company raised $7,387 in gross proceeds through the private placement to accredited investors of 14,774,000 shares of its Series C Convertible Preferred Stock and warrants to purchase 7,387,000 shares of its common stock. The Company sold the shares of Series C Preferred Stock and warrants to the investors in Units, at a price of $0.50 per Unit. Each Unit consisted of one share of Series C Preferred Stock and one warrant to purchase one-half of one share of the Company's common stock. Phoenix, the Company's largest stockholder, purchased an aggregate of 3,320,000 units for an aggregate purchase price of $1,660.

        The Series C Preferred Stock is pari passu with the Company's Series A and Series B Convertible Preferred Stock in terms of dividends, liquidation and voting. The Series C Preferred Stock carries a 5% cumulative dividend that may be paid, at the option of the Company, in either cash or common stock. The shares of Series C Preferred Stock are convertible initially on a one-for-one basis into shares of common stock at any time at the option of the holder, subject to adjustment for stock dividends, splits, combinations and similar events. The warrants issued to the investors are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009.

        In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix (see Note 8) aggregate fees of $443 and issued warrants to purchase an aggregate 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009. Other Series C Preferred Share issuance costs as of September 30, 2007 were $863 and include a non-cash charge of $241 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $622 represents costs associated with obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement, costs related to registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants issued in connection with the private placement and legal fees.

        For the three and six months ended September 30, 2007, there were dividends of $272 and $543, respectively, for the Series A Preferred Stock, $43 and $86, respectively, for the Series B Preferred Stock and $11 and $11, respectively, for the Series C Preferred Stock. For the three and six months ended September 30, 2006, there were dividends of $264 and $344, respectively, for the Series A Preferred Stock and $24 and $24, respectively, for the Series B Preferred Stock. As of September 30, 2007 and 2006, there were accrued and unpaid dividends of $89 and $364, respectively, for the Series A Preferred Stock, $14 and $24, respectively, for the Series B Preferred Stock and $10 and $10, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A,

Series B and Series C Preferred Stock was $21,581, $3,396 and $7,637, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to a liquidation.

        During the three months ended September 30, 2007, the Company issued warrants to the investors in the private placement, certain parties in connection with the private placement and the converting debenture holder. In addition, on July 18, 2007, the Company entered into an agreement with a financial services firm to serve as a financial and strategic advisor to assist in financing the Company's growth and product development, generating business development opportunities, improving the positioning and visibility of the Company to the investment community and identifying and advising on M&A opportunities. In exchange for these services, the Company issued to the advisor a warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.45. The warrant expires on August 8, 2010. Subject to stockholder approval, 500,000 warrant shares will vest upon stockholder approval and 500,000 warrant shares will vest every six months commencing on February 8, 2008; provided, however, that such unvested warrant shares shall cease to vest upon termination of this engagement by the Company at any time. If the Company consummates a merger or acquisition transaction prior to the termination of the agreement all unvested warrant shares shall automatically vest.

        The warrants have been valued separately at fair value using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value of $739 assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders' equity and as a deferred charge that is amortized over the warrant's vesting term. For the three months ended September 30, 2007, $190 of amortization was recorded in general administration.

        The convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series A, Series B and Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A, Series B and Series C Preferred Stockholders with an offsetting amount to additional paid-in capital. Since the Series A, Series B and Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A, Series B and Series C Preferred Stock financings aggregating approximately $1,511 for the three and six months ended September 30, 2007 and $2,880 and $3,381, respectively, for the three and six months ended September 30, 2006.

Warrants outstanding

        There were warrants to purchase 26,642,465 shares of common stock outstanding at September 30, 2007 as detailed in the table below:

Number of Warrants	Exercise Price	Expiration Date
9,100,000	US$0.55	December 17, 2007
5,235,343	C$0.45	April 10, 2008
998,854	US$0.58	August 9, 2009
250,000	US$0.50	August 8, 2009
284,828	US$0.35	September 22, 2009
7,387,000	US$0.50	September 20, 2009
2,500,000	US$0.45	August 8, 2010
886,440	US$0.50	September 21, 2010

        All of the warrants are immediately exercisable except for the issuance of the 2,500,000 shares for which, subject to shareholder approval, 500,000 shares will vest upon stockholder approval and the remaining shares will vest in increments of 500,000 every six months, commencing on February 8, 2008.

8. RELATED PARTY TRANSACTIONS

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

        There was no interest expense related to borrowings from Phoenix and its affiliates for the three and six months ended September 30, 2007. Interest expense related to borrowings from Phoenix and its affiliates was zero for the three months ended September 30, 2006 and $228 for the six months ended September 30, 2006. Subsequent to May 30, 2006, there were no outstanding debentures held by such affiliates.

        Under the terms of a standby letter of commitment with SG Phoenix LLC ("SG Phoenix"), entered into in connection with the Company's private placement of Series C Preferred Stock, SG Phoenix (an affiliate of the Company's principal stockholder Phoenix Venture Fund LLC) agreed to purchase or caused to be purchased up to 14 million Units, at the offering price of $0.50 per Unit, less the aggregate amount of Units sold by the Company's selling agents in the private placement. In connection with the private placement, SG Phoenix purchased or caused to be purchased 11,000,000 Units at an aggregate purchase price of $5,500 and the Company paid to SG Phoenix a fee of $330 and issued warrants to SG Phoenix to purchase an aggregate of 660,000 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009.

9. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of the Company's revenue is derived from sales in the United States of America. No other country outside of the United States of America accounted for more than 10% of the Company's revenue for the three and six months ended September 30, 2007 and the three months ended September 30, 2006. For the six months ended September 30, 2006, sales in Canada accounted for 15% of the Company's revenue.

        The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue by country:
United States of America	$3,250	$6,143	$7,133	$9,445
Canada	281	724	862	2,651
All other countries	1,656	1,793	4,914	5,743

	$5,187	$8,660	$12,909	17,839

        The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of revenues. For the three and six months ended September 30, 2007, and the six months ended September 30, 2006, the Company had no customers who accounted for more than 10% of total revenue. For the three months ended September 30, 2006, the Company had one customer that accounted for more than 10% of the total revenue. That customer was located in the United States and accounted for 12% of the Company's revenue. The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
September 30, 2007	$5.2	—	—	—
September 30, 2006	$8.7	1	12%	12%

        During the three months ended September 30, 2007, the Company had no exposure to accounts receivable that accounted for more than 10% of the outstanding receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
September 30, 2007	$3.4	none	N/A	N/A

        The Company's exposure to supplier risk is as follows:

        The Company relies on a single supplier for the majority of its finished goods. At September 30, 2007 and 2006, the Company owed $887 and $3,344, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the three months ended September 30, 2007 and 2006 were $6,559 and $11,039, respectively.

        Substantially all of the Company's capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States of America, had more than 10% of the Company's assets for each of the three months ended September 30, 2007 and 2006.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)
Premises

        The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date was extended from May 31, 2007 to August 31, 2009. The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2008	$151
2009	288
2010	132

$571

b)
Purchase commitment

        At September 30, 2007, the Company had purchase obligations extending into fiscal 2008 of approximately $2,636 related to inventory and product development items.

c)
Litigation

        The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

11. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"), which differ in certain respects from generally accepted accounting principles in Canada ("Canadian GAAP"). Under Canadian securities regulations, the Company is required to provide a reconciliation setting out significant differences between U.S. GAAP and Canadian GAAP as applied to the Company's financial statements. There were no significant differences for the three and six months ended September 30, 2007 and significant differences for the three and six months ended September 30, 2006 are summarized below.

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

RECONCILIATION TO CANADIAN GAAP

        The following is a reconciliation of the balance sheet and statement of loss reflecting the significant differences between U.S. GAAP and Canadian GAAP for the periods presented:

Consolidated Balance Sheet as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Additional paid-in-capital (Contributed surplus)	$98,469	$(6,374)	$92,095
Warrants	—	2,319	2319
Accumulated other comprehensive loss	(1,104)	1,104	—
Accumulated deficit	(91,957)	2,951	(89,006)
Total shareholders' equity	5,545	—	5,545
Total liabilities and shareholders' deficiency	11,114	—	11,114

Consolidated Statement of Loss as of September 30, 2006

Line Item	U.S. GAAP	Difference	Canadian GAAP
Amortization of deferred financing costs	$979	$(74)	$905
Extinguishment of debt	832	(832)	—
Net loss	3,395	(906)	2,489
Loss per share	0.06	(0.01)	0.05
Weighted average number of common shares outstanding	58,006	—	58,006

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Certain statements in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" in our Annual Report on Form 10-K and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        The following MD&A is intended to help the reader understand the accompanying unaudited interim consolidated results of operations, financial condition, and cash flows of Xplore Technologies Corp. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes.

        We engineer, develop, integrate and market rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ Tablet PCs systems, which we refer to as the iX104 Systems, are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 Systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases.

        Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. Therefore, we intend to grow our revenue by entering into other larger rugged, mobile computer markets through the development of new rugged, mobile computing systems. Currently, we are developing numerous new products, including a rugged, mobile notebook PC. In addition, we are developing the next generation of our iX Tablet PC. We expect that these products will be available in 2008.

        We expect to grow our revenue with the introductions of these new products. In the next several quarters, we are dependent upon the market acceptance of our current family of iX™ Tablet PCs systems. Until such time as we introduce our new products, our revenue in the following quarters of our fiscal year may not be comparable with prior year periods. Additionally, we are expanding our research, development and engineering resources in connection with our new products and expect these expenses to significantly increase over prior periods.

Critical Accounting Policies

        Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited interim consolidated financial statements as of and for the three and six months ended September 30, 2007. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

        Inventory Valuation.    We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that management's estimates have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material corrections to originally provided amounts.

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

        We have valued the options separately using the Black-Scholes Option Pricing Model using discount rates of approximately 4.0% and 4.5% and volatility of 104% and 113% respectively, and no dividends for the three and six months ended September 30, 2007 and 2006.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. We are required to adopt SFAS No. 159 no later than the first quarter of Fiscal 2009. We do not expect the new standard to have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R." The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires that companies measure plan assets and obligations as of the end of the company's fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 was effective as of the end of our first fiscal year ended after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We were required to adopt SFAS No. 157 no later than the first quarter of fiscal 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 beginning in the first quarter of fiscal 2008. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

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

        In our interim financial statements, the restatement reflects that our interest expense and net loss were understated by $74,000 and $906,000 for the six months ended September 30, 2006. In addition, under the restatement, loss per share increased by $0.02 per share for the six months ended September 30, 2006. Furthermore, additional paid-in capital was understated by $6,374,000 for the six months ended September 30, 2006 and accumulated deficit was understated by $2,951,000.

        The restatement is further described in Notes 2(b) to our unaudited interim consolidated financial statements. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

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

Three and Six Months Ended September 30, 2007 vs. Three and Six Months Ended September 30, 2006

        Revenue.    Total revenues for the three months ended September 30, 2007 were $5,187,000 as compared to $8,660,000 for the three months ended September 30, 2006, a decrease of $3,473,000, or approximately 40%. Total revenues for the six months ended September 30, 2007 were $12,909,000 as compared to $17,839,000 for the six months ended September 30, 2006, a decrease of $4,930,000, or approximately 28%. The fluctuation consisted of a 42% and 32% decline in unit sales for the three and six months, respectively, ended September 30, 2007, partially offset by a 4% and 6% average selling price increase for the three and six months, respectively, ended September 30, 2007. The decrease in revenue for the three months ended September 30, 2007 was primarily due to a decrease in large orders during the period.

        We have a number of customers, however, in a given period a single customer can account for a significant portion of our sales. For the three and six months ended September 30, 2007, no single customer accounted for more than 10% of our total revenue. For three months ended September 30, 2006, we had one customer that account for 12% of our revenue. For six months ended September 30, 2006, no single customer accounted for more than 10% of our total revenue. At September 30, 2007 and September 30, 2006, there was no one customer with a receivable balance that was greater than 10% of the outstanding receivables.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. No country outside of the United States accounted for more than 10% of our revenue during the three and six months ended September 30, 2007. No country outside of the United States accounted for more than 10% of our total revenue during the three months ended September 30, 2006. During the six months ended September 30, 2006, Canada accounted for 15% of our total revenue.

        Cost of Revenue.    Total cost of revenue for the three months ended September 30, 2007 was $3,564,000 compared to $6,246,000 for the three months ended September 30, 2006, a decrease of $2,682,000 or approximately 43%. Total cost of revenue for the six months ended September 30, 2007 was $8,981,000 compared to $12,917,000 for the six months ended September 30, 2006, a decrease of $3,936,000 or approximately 30%. Approximately 93% and 90% of the decrease was due to the decline in revenue for the three and six months, respectively, ended September 30, 2007. The remainder was due to a decrease in the average unit cost resulting from cost reduction initiatives principally related to component pricing and freight.

        We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at September 30, 2007 and 2006 were $6,559,000 and $11,039,000, respectively. At September 30, 2007 and 2006, we owed this supplier $887,000 and $3,344,000, respectively, recorded in accounts payable and accrued liabilities.

        Gross Profit.    Total gross profit decreased by $791,000 to $1,623,000 (31.1% of revenue) for the three months ended September 30, 2007 from $2,414,000 (27.9% of revenue) for the three months ended September 30, 2006. Total gross profit decreased by $994,000 to $3,928,000 (30.4% of revenue) for the six months ended September 30, 2007 from $4,922,000 (27.6% of revenue) for the six months ended September 30, 2006. The improvement in gross profit as a percentage of revenue for the three and six months ended September 30, 2007 as compared to the prior period was attributable to the cost reduction initiatives principally related to component pricing and freight.

        Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the three months ended September 30, 2007 were $1,135,000 compared to $1,553,000 for the three months ended September 30, 2006. The $418,000 reduction principally consisted of a decline in variable costs of $256,000 related to marketing co-op allowances and sales commissions due to the decline in revenue and a reduction of payroll related costs of $146,000, principally salaries and stock compensation expense, associated with a change in headcount mix. Sales, marketing and support expenses for the six months ended September 30, 2007 were $2,364,000 compared to $3,127,000 for the six months ended September 30, 2006. Most of the $763,000 reduction consisted of a decline in variable costs of $415,000 related to marketing coop allowances and sales commissions due to the decline in revenue and a reduction of payroll related costs of $205,000, principally salaries and stock compensation expense, associated with a change in headcount mix. In addition, a reduction of $117,000 in marketing costs related to trade shows and demonstration units as well as a reduction of $35,000 due to the timing of the annual sales meeting also contributed to the decrease of sales and marketing expenses for the six months ended September 30, 2007.

        Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for the three months ended September 30, 2007 increased by $217,000 to $858,000 as compared to $641,000 for the three months ended September 30, 2006. Headcount related costs accounted for $87,000 of the increase for additional engineering staff needed for our development of new products. Additionally, non-headcount related costs increased by $108,000 associated with the development activity. Product research, development and engineering expenses for the six months ended September 30, 2007 increased by $415,000 to $1,656,000 as compared to $1,241,000 for the six months ended September 30, 2006. Headcount related costs accounted for $205,000 of the increase for additional engineering staff for the new product developments. Additionally, non-headcount related development costs increased by $189,000. The majority of the current year research and development activities and associated expenses related to the development of one of our new products, our rugged notebook PC. The prior year projects principally included initial development activities related to the rugged notebook and modifications of existing product offerings. This principally related to the C3 tablet (which is RoHs compliant) that was released in the second quarter of fiscal 2007. We expect our research and development costs to increase during the next year as we develop numerous new products and the next generation of our current Tablet PC.

        General Administration Expenses.    General administration expenses for the three months ended September 30, 2007 were $1,305,000 compared to $938,000 for the three months ended September 30, 2006, an increase of $367,000. The increase included $180,000 for headcount related costs, of which $79,000 was an increase in non-cash stock compensation, and $190,000 was a non-cash charge relating to the value of warrants issued to a financial services firm serving as a strategic advisor. General administration expenses for the six months ended September 30, 2007 were $2,685,000 compared to $1,738,000 for the six months ended September 30, 2006, an increase of $947,000. The increase included $291,000 for headcount related costs of which $216,000 was due to an increase in non-cash stock compensation and $190,000 related to a non-cash charge for the warrants issued to the financial services firm. In addition, $345,000 of charges related to our corporate migration to the United States consisting of non-recurring costs, including legal and accounting professional fees, printing charges and the costs related to our special shareholder meeting on June 20, 2007.

        For the three months ended September 30, 2007 and 2006, the fair value of employee stock-based compensation expense was $252,000 and $233,000, respectively. For the six months ended September 30, 2007 and 2006, the fair value of employee stock-based compensation expense was $480,000 and $293,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an option grant to all of our employees and directors in August 2006.

        Depreciation and amortization expenses for the three months ended September 30, 2007 and 2006 were $96,000 and $109,000, respectively. Depreciation and amortization expenses for the six months ended September 30, 2007 and 2006 were $245,000 and $221,000, respectively. This increase was related to depreciation of the WC3 tooling which began in September 2006.

        Interest Expense.    Interest expense for the three months ended September 30, 2007 was $33,000 compared to $33,000 for the three months ended September 30, 2006. Interest expense for the six months ended September 30, 2007 was $48,000 compared to $1,375,000 for the six months ended September 30, 2006. The decrease was primarily made up of non-cash interest expense of $979,000, included in interest expense, associated with the amortization of deferred financing costs and debenture discounts for the six months ended September 30, 2006. In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly there was no further recognition of the amortization of the related deferred financing costs and debenture discounts. On August 8, 2007, the remaining debenture holder exchanged the note for Series C Preferred Stock and warrants. There was no non-cash interest expense for the three and six months ended September 30, 2007.

        Loss on Extinguishment of Debt.    In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly the remaining unamortized values assigned to the related warrants and beneficial conversion feature of $832,000 were recorded as a loss on extinguishment of debt during the six months ended September 30, 2006. There was no loss on extinguishment of debt expense recorded for the three and months ended September 30, 2007 and the three months ended September 30, 2006.

        Other Expenses.    Other expenses for the three months ended September 30, 2007 was $43,000 compared to $1,000 for the three months ended September 30, 2006. Other expenses for the six months ended September 30, 2007 was $33,000 compared to $4,000 for the six months ended September 30, 2006.

        Net Loss.    The net loss for the three months ended September 30, 2007 was $1,751,000 ($0.03 per common share) compared to a net loss of $752,000 ($0.01 per common share) for the three months ended September 30, 2006. The increase in the net loss for the three months ended September 30, 2007 is principally due to the decline in revenue. The net loss for the six months ended September 30, 2007 was $2,858,000 ($0.04 per common share) compared to a net loss of $3,395,000 ($0.06 per common share) for the six months ended September 30, 2006. The decline in the net loss and loss per share from the prior period was principally due to the net impact of the increase in the net loss for the three months ended offset by a decline of $1,811,000 of non-recurring, non-cash charges in the six months ended September 30, 2006, consisting of the amortization of deferred financing costs and values assigned to warrants and the beneficial conversion feature and the loss on extinguishment of debt.

        Net Loss Attributable to Common Shareholders.    We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended September 30, 2007 and 2006 were $326,000 and $288,000, respectively. The dividends attributable to these shares for the six months ended September 30, 2007 and 2006 were $640,000 and $368,000, respectively. The current year amount is higher since it represents a full quarter of dividends on both the Series A and Series B Preferred Stock as compared to the prior year amount which represents approximately one month of dividends on the Series A Preferred Stock issued in connection with our recapitalization on May 30, 2006. Additionally, our convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of the Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing's commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid in capital. Since the Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately $1,149,000 and $2,880,000 during the three months ended September 30, 2007 and 2006, respectively, and $1,149,000 and $3,381,000 for the six months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2008. As at September 30, 2007, our working capital was $9,398,000 and our cash and cash equivalents were $6,626,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $95 million.

        Sources of capital that are immediately available to us are an asset-backed loan and security agreement with a commercial bank with a net borrowing capacity of up to $8 million depending upon eligible assets and, our principal shareholder, Phoenix, which agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2008.

        In April 2005, we entered into a loan and security agreement with a commercial bank that enabled us to finance certain eligible accounts receivable up to a maximum of $2,625,000. In September 2005, we replaced that credit facility with a new two-year $5 million credit facility with the same commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). Under the amended credit facility, the maturity date for borrowings was extended to March 31, 2008. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including that we have a minimum tangible net worth of at least $3,750,000 at all times and a minimum excess availability of $750,000. As of November 7, 2007, we were in compliance with such covenants. As of November 7, 2007, there were no borrowings outstanding under this amended credit facility.

Prior Financings

        On September 21, 2007, we issued 14,774,000 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $7,387,000 and warrants to purchase 7,387,000 shares of our common stock. On August 8, 2007, our remaining debenture with an outstanding principal balance of $250,000 was exchanged for shares of our Series C Preferred Stock and warrants. The proceeds from this offering are being used for working capital and general corporate purposes.

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

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September
	2007	2006	2007	2006
	(in thousands of dollars)
Cash used in operating activities	$(3,486)	$(1,043)	$(2,617)	$(2,117)
Cash used in investing activities	(99)	(199)	(193)	(295)
Cash provided by financing activities	7,725	3,756	7,725	5,561
Cash and cash equivalents	6,626	3,205	6,626	3,205

        Our operating activities used $3,486,000 of cash for the three months ended September 30, 2007 as compared to $1,043,000 of cash used in operating activities for the three months ended September 30, 2006. The increase in the use of cash in the three months ended September 30, 2007 as compared to the prior period, was principally attributable to the increase in the cash net loss of $791,000, an increase in the use of cash related to the timing of inventory purchases and payments of $1,117,000 and net use of cash of $720,000 associated with prepaid expenses, principally deposits with suppliers. Our operating activities used $2,617,000 of cash for the six months ended September 30, 2007 as compared to $2,117,000 of cash used in operating activities for the six months ended September 30, 2006. The increase in the use of cash for the six months ended September 30, 2007, as compared to the prior period, is due to the increase in the cash net loss of $846,000, an increase in the use of cash related to the timing of inventory purchases and payments of $717,000 and net use of cash of $799,000 associated with prepaid expenses, principally deposits with suppliers offset by more favorable timing of receivable collections of $1,862,000.

        Cash used in investment activities consists of additions to fixed assets, principally tooling equipment, for our new products, and demonstration units.

        Our financing activities provided $7,725,000 for the three months ended September 30, 2007 as compared to $3,756,000 of cash provided by financing activities for the three months ended September 30, 2006. For the six months ended September 30, 2007 our financing activities provided $7,725,000 as compared to $5,561,000 of cash provided by financing activities for the six months ended September 30, 2006. Cash provided by financing activities for the three and six months ended September 30, 2007 consisted of net proceeds from the private placement of Series C Preferred Stock and net borrowings from our revolver facility. For the three months ended September 30, 2006, cash provided by financing activities was from the private placements of Series A and Series B Preferred Stock and common stock and a reduction of borrowings from our revolver facility. In addition to these factors, the six months ended September 30, 2006 also included proceeds from the issuance of debentures subsequently exchanged for Series A Preferred Stock.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2007, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our United States dollar denominated cash and money market investments.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

        During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are involved in litigation arising in the ordinary course of business. See a discussion of our litigation matters in Note 10(c) of our unaudited interim consolidated financial statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

        Except for the addition of the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. This information should be read in conjunction with the risk factors in such Annual Report.

Risks Relating to our Business

        In the three and six months ended September 30, 2007, no value-added resellers accounted for more than 10% of our total revenue, however, there are times when a significant amount of our revenue can be derived from one of our value-added resellers. If we are unable to replace revenues generated from one of our major resellers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

        Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three and six months ended September 30, 2007, no single VAR accounted for more than 10% of our total revenue. In three months ended September 30, 2006, one VAR, Promark Technology Inc., who is located in the United States, accounted for 12% of our revenue. In the six months ended September 30, 2006 no single VAR accounted for more than 10% of our revenue. If we are unable to replace revenues generated from one of our major resellers with revenues from others our revenues may fluctuate and our growth would be limited.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the three months ended September 30, 2007, we issued a total of 80,748 shares of common stock to Martin Janis & Company, Inc. in return for approximately $30,000 of investor relations services provided to us. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
July 16, 2006	26,916	$0.37
August 15, 2006	26,916	$0.37
September 17, 2006	26,916	$0.37

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

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

XPLORE TECHNOLOGIES CORP.
Dated: November 13, 2007	By:	/s/ MICHAEL J. RAPISAND Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

Xplore Technologies Corp. FORM 10-Q For the Quarterly Period Ended September 30, 2007 Table of Contents
PART I—FINANCIAL INFORMATION
XPLORE TECHNOLOGIES CORP. Consolidated Balance Sheets (in thousands of US dollars)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Loss—Unaudited (in thousands of US dollars, except loss per common share)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Cash Flows—Unaudited (in thousands of US dollars)
XPLORE TECHNOLOGIES CORP. Notes to the Unaudited Consolidated Financial Statements (In thousands of dollars, except share and per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURE