Form 10-Q/A
period 2007-09-30
XPLORE TECHNOLOGIES CORP
filed 2008-02-11
CIK 1177845

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52697

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0563295
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
14000 Summit Drive, Suite 900, Austin, Texas (Address of Principal Executive Offices)	78728 (Zip Code)

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

        As of February 7, 2007, the registrant had 68,147,397 shares of common stock outstanding.

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited consolidated financial statements of Xplore Technologies Corp. (the "Company") filed with the Securities and Exchange Commission ("SEC") on Quarterly Report on Form 10-Q on November 13, 2007.

        On February 7, 2008, the Audit Committee of the Board of Directors of the Company, upon management's recommendation, and after discussion with the Company's independent registered public accounting firm, PMB Helin Donovan, LLP, concluded that the Company's previously issued unaudited interim consolidated financial statements as of and for the six months ended September 30, 2007 (the "Financial Statements") should no longer be relied upon.

        Subsequent to their issuance, the Company determined that there was a mathematical error made in the calculation of the deemed dividends related to the beneficial conversion feature of its Series C Convertible Preferred Stock with respect to its unaudited consolidated financial statements for the three and six months ended September 30, 2007, which resulted in a $1,179,000 understatement of such amount for those periods. The correction of this error changes the net loss attributable to common shareholders for the three months ended September 30, 2007 from $3,226,000, as previously reported, to $4,405,000, as restated, and from $4,647,000, as previously reported, to $5,826,000, as restated, for the six months ended September 30, 2007. The correction of this error changes the loss per share attributable to common shareholders for the three months ended September 30, 2007 from $0.05, as previously reported, to $0.07, as restated, and from $0.07, as previously reported, to $0.09, as restated, for the six months ended September 30, 2007. This restatement did not impact the Company's previously reported balance sheets or statements of cash flow. See Note 2(b) to the Financial Statements for a discussion regarding the impact of the restatement on the Financial Statements.

        The Items of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 which are amended and restated herein are:

        1.     Part I, Item 1—Financial Statements; Consolidated Statements of Loss for the three and six months ended September 30, 2007 and 2006 (restated).

        2.     Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        3.     Part I, Item 4—Controls and Procedures.

        Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the November 13, 2007 filing of our Quarterly Report on Form 10-Q in any way, except those required to reflect the effects of this restatement of the Financial Statements for the periods presented or as deemed necessary in connection with the completion of restated Financial Statements.

        The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 in the form filed with the SEC on November 13, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader. In addition, this Amendment No. 1 includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Xplore Technologies Corp.

FORM 10-Q/A

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

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$5,187	$8,660	$12,909	$17,839
Cost of revenue	3,564	6,246	8,981	12,917

Gross profit	1,623	2,414	3,928	4,922

Expenses:
Sales, marketing and support	1,135	1,553	2,364	3,127
Product research, development and engineering	858	641	1,656	1,241
General administration	1,305	938	2,685	1,738

	3,298	3,132	6,705	6,106

Loss from operations	(1,675)	(718)	(2,777)	(1,184)

Other expenses:
Interest expense	(33)	(33)	(48)	(1,375)
Loss on extinguishment of debt	—	—	—	(832)
Other	(43)	(1)	(33)	(4)

	(76)	(34)	(81)	(2,211)

Net loss	$(1,751)	$(752)	$(2,858)	$(3,395)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	(2,328)	(2,880)	(2,328)	(3,381)
Dividends attributable to Preferred Shares	(326)	(288)	(640)	(368)

Net loss attributable to common shareholders	(4,405)	(3,920)	(5,826)	(7,144)

Loss per common share	(0.03)	(0.01)	(0.04)	(0.06)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	(0.04)	(0.05)	(0.04)	(0.06)
Dividends attributable to Preferred Shares	—	(0.01)	(0.01)	(0.01)

Loss per share attributable to common shareholders	$(0.07)	$(0.07)	$(0.09)	$(0.13)

Weighted average number of common shares outstanding	65,215	58,155	64,720	58,006

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

        Xplore Technologies Corp. (the "Company"), incorporated under the laws of the state of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company's products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company's rugged computing products, the Company's end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company's end-users are in the following markets: utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

        On June 20, 2007, the Company effected a domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company's jurisdiction of incorporation became the State of Delaware. Prior to June 20, 2007, the Company was incorporated under the federal laws of Canada.

2. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

        These unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes included in the Company's fiscal 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2007.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

b)    Restatements

        Subsequent to their issuance, the Company determined that there was a mathematical error made in the calculation of the deemed dividends related to the beneficial conversion feature of its Series C Convertible Preferred Stock with respect to its unaudited consolidated financial statements for the three and six months ended September 30, 2007, which resulted in a $1,179,000 understatement of such amount for those periods. The correction of this error changes the net loss attributable to common shareholders for the three months ended September 30, 2007 from $3,226,000, as previously reported, to $4,405,000, as restated, and from $4,647,000, as previously reported, to $5,826,000, as restated, for the six months ended September 30, 2007. The correction of this error changes the loss per share attributable to common shareholders for the three months ended September 30, 2007 from $0.05, as previously reported, to $0.07, as restated, and from $0.07, as previously reported, to $0.09, as restated, for the six months ended September 30, 2007. This restatement did not impact the Company's previously reported balance sheets or statements of cash flow.

        The Company's unaudited consolidated financial statements for the six months ended September 30, 2006 have been restated. The restatement reflected two adjustments related to amounts recorded with respect to the Company's December 17, 2004 convertible debenture financing. The value assigned to common share purchase warrants issued in the financing was increased from $945 to $2,234. In addition, the restatement reflects the recognition of a beneficial conversion feature valued at $2,766. These amounts were recorded as discounts to the face amount of the December 17, 2004 convertible debentures and recognized as non-cash interest expense during the term of the debentures.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operation.

3. INVENTORY

	September 30, 2007	March 31, 2007
Computer components	$392	$465
Finished goods	3,708	3,174

Total inventory	$4,100	$3,639

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

5. SHORT-TERM BANK INDEBTEDNESS

        On February 28, 2007, the Company agreed with its senior lender to modify an existing revolving credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8 million or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

5. SHORT-TERM BANK INDEBTEDNESS (Continued)

eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The maturity date for borrowings under this amended facility was extended to March 31, 2008. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. The loan agreement contains a number of financial and operational covenants. As of November 7, 2007, the Company was in full compliance with these covenants. As of November 7, 2007, there were no borrowings outstanding under the amended facility.

6. DEBENTURE

Debenture Issuances and Exchange of Debentures for Equity

        On April 21, 2006, the Company entered into a financing agreement with Phoenix. The Chairman and Chief Executive Officer and one Director of the Company are co-managers of the managing member of Phoenix. Under this agreement, Phoenix agreed, in its sole discretion, to provide up to $5,000 in financing to the Company through the issuance of debentures or Series A Preferred Stock. In connection with the financing on April 21, 2006, the Company initially issued a 10% secured debenture in the aggregate principal amount of $1,000 to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 shares of Series A Preferred Stock in connection with the Company's recapitalization discussed below. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 shares of Series A Preferred Stock issued to certain investors, designated by Phoenix.

        On May 30, 2006, the Company completed a recapitalization pursuant to which approximately $18,877 of indebtedness, represented by 10% secured debentures in the original principal amount of $17,755 and accrued interest of $1,122, was exchanged for 55,520,542 shares of Series A Preferred Stock. The shares of Series A Preferred Stock are convertible initially on a one-for-one basis into shares of common stock of the Company at any time at the option of the holder and will convert upon the occurrence of specified events. The conversion rate is subject to adjustment for stock dividends, splits, combinations and similar events. In the event that the Company issues additional securities at a purchase price less than the then current Series A Preferred Stock conversion price, such conversion price will be adjusted in accordance with the formula specified in the Company's Certificate of Incorporation. The shares of Series A Preferred Stock are entitled to one vote per share at meetings of the Company's shareholders, have a cumulative 5% dividend that is paid quarterly in shares of common stock, have certain protective provisions, and contain a liquidation preference over the common stock. Series A Preferred Stock issuance costs incurred was $453 and principally consisted of charges associated with a special shareholders' meeting and legal fees.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

6. DEBENTURE (Continued)

        One debenture in the amount of $250 and related accrued interest was not exchanged on May 30, 2006. The debenture continued to bear interest at 10% per annum and the interest was payable semi-annually on June 30 and December 31. In connection with the recapitalization, the maturity of the debenture was extended to April 30, 2009. On August 8, 2007, pursuant to a debenture exchange agreement dated July 25, 2007 between the debenture holder and the Company, the $250 debenture was exchanged for 500,000 shares of Series C Preferred Stock that is pari passu with the Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and a two-year warrant to purchase 250,000 shares of common stock, at an exercise price of $0.50 per share.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

6. DEBENTURE (Continued)

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

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

        The convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series A, Series B and Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A, Series B and Series C Preferred Stockholders with an offsetting

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

amount to additional paid-in capital. Since the Series A, Series B and Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A, Series B and Series C Preferred Stock financings aggregating approximately $2,328 (restated) for the three and six months ended September 30, 2007 and $2,880 and $3,381, respectively, for the three and six months ended September 30, 2006.

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

        In connection with the Company's private placement of Series C Preferred Stock, the Company entered into a standby letter of commitment with SG Phoenix LLC ("SG Phoenix"), an affiliate of Phoenix, whereby SG Phoenix agreed to purchase or caused to be purchased up to 14 million Units, at

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

8. RELATED PARTY TRANSACTIONS (Continued)

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

9. SEGMENTED INFORMATION (Continued)

        For the three months ended September 30, 2007, the Company had no exposure to accounts receivable that accounted for more than 10% of the outstanding receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
September 30, 2007	$3.4	—	—	—

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

11. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"), which differ in certain respects from generally accepted accounting principles in Canada ("Canadian GAAP"). Under Canadian securities regulations, the Company is required to provide a reconciliation setting out

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

11. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Certain statements in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" in our Annual Report on Form 10-K and elsewhere in this Form 10-Q/A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Critical Accounting Policies

        Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2007. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        Our critical accounting policies are as follows:

        Revenue Recognition.    Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, in limited circumstances we sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria generally is met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiation with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. Our allowance for returns is calculated and regularly reviewed based on historical experience. We have not had material adjustments as our returns have been minimal.

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

Restatements

        Subsequent to their issuance, we determined that there was a mathematical error made in the calculation of the deemed dividends related to the beneficial conversion feature of our Series C Convertible Preferred Stock with respect to our unaudited consolidated financial statements for the three and six months ended September 30, 2007, which resulted in a $1,179,000 understatement of such amount for those periods. The correction of this error changes the net loss attributable to common shareholders for the three months ended September 30, 2007 from $3,226,000, as previously reported, to $4,405,000, as restated, and from $4,647,000, as previously reported, to $5,826,000, as restated, for the six months ended September 30, 2007. The correction of this error changes the loss per share attributable to common shareholders for the three months ended September 30, 2007 from $0.05, as previously reported, to $0.07, as restated, and from $0.07, as previously reported, to $0.09, as restated, for the six months ended September 30, 2007. This restatement did not impact our previously reported balance sheets or statements of cash flow.

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

        The restatements are further described in Note 2(b) to our unaudited interim consolidated financial statements. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatements.

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

        Net Loss.    The net loss for the three months ended September 30, 2007 was $1,751,000 ($0.03 per common share) compared to a net loss of $752,000 ($0.01 per common share) for the three months ended September 30, 2006. The increase in the net loss for the three months ended September 30, 2007 was principally due to the decline in revenue. The net loss for the six months ended September 30, 2007 was $2,858,000 ($0.04 per common share) compared to a net loss of $3,395,000 ($0.06 per common share) for the six months ended September 30, 2006. The decline in the net loss and loss per share from the prior period was principally due to the net impact of the increase in the net loss for the three months ended offset by a decline of $1,811,000 of non-recurring, non-cash charges in the six months ended September 30, 2006, consisting of the amortization of deferred financing costs and values assigned to warrants and the beneficial conversion feature and the loss on extinguishment of debt.

        Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the three months ended September 30, 2007 was $4,405,000 (restated) compared to $3,920,000 for the three months ended September 30, 2006. Net loss attributable to common shareholders for the six months ended September 30, 2007 was $5,826,000 (restated) compared to $7,144,000 for the six months ended September 30, 2006. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended September 30, 2007 and 2006 were $326,000 and $288,000, respectively. The dividends attributable to these shares for the six months ended September 30, 2007 and 2006 were $640,000 and $368,000, respectively. The current year amount is higher since it represents a full quarter of dividends on both the Series A and Series B Preferred Stock as compared to the prior year amount which represents approximately one month of dividends on the Series A Preferred Stock issued in connection with our recapitalization on May 30, 2006. Additionally, our convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of the Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the

Toronto Stock Exchange as of the related financing's commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid in capital. Since the Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately $2,328,000 (restated) and $2,880,000 during the three months ended September 30, 2007 and 2006, respectively, and $2,328,000 (restated) and $3,381,000 for the six months ended September 30, 2007 and 2006, respectively.

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

        Our operating activities used $3,486,000 of cash for the three months ended September 30, 2007 as compared to $1,043,000 of cash used in operating activities for the three months ended September 30, 2006. The increase in the use of cash in the three months ended September 30, 2007 as compared to the prior period was principally attributable to the increase in the cash net loss of $791,000, an increase in the use of cash related to the timing of inventory purchases and payments of $1,117,000, and net use of cash of $720,000 associated with prepaid expenses, principally deposits with suppliers. Our operating activities used $2,617,000 of cash for the six months ended September 30, 2007 as compared to $2,117,000 of cash used in operating activities for the six months ended September 30, 2006. The increase in the use of cash for the six months ended September 30, 2007, as compared to the prior period, is due to the increase in the cash net loss of $846,000, an increase in the use of cash related to the timing of inventory purchases and payments of $717,000, and net use of cash of $799,000 associated with prepaid expenses, principally deposits with suppliers offset by more favorable timing of receivable collections of $1,862,000.

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

Item 4.    Controls and Procedures.

  Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Amendment No. 1 to our Quarterly Report on Form 10-Q/A. Based on such evaluation, which also contemplated the effects of the restatement discussed in Note 2(b) to our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2007, our principal executive officer and principal financial officer have concluded, as of September 30, 2007, that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

XPLORE TECHNOLOGIES CORP.
Dated: February 11, 2008	By:	/s/ MICHAEL J. RAPISAND Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

EXPLANATORY NOTE
Xplore Technologies Corp. FORM 10-Q/A For the Quarterly Period Ended September 30, 2007 Table of Contents
PART I—FINANCIAL INFORMATION
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
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURE