Form 10-Q
period 2007-12-31
XPLORE TECHNOLOGIES CORP
filed 2008-02-13
CIK 1177845

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or
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

        As of February 7, 2008, the registrant had 68,147,397 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2007

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,709	$1,711
Accounts receivable	4,137	4,408
Inventory	4,888	3,639
Prepaid expenses and other current assets	654	771

	12,388	10,529
Fixed assets, net	889	585
Deferred charges	475	—

	$13,752	$11,114

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,292	$5,319

Total current liabilities	5,292	5,319
Debenture	—	250

	5,292	5,569

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,589	10	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274	15	—
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 68,082 and 64,099, respectively	68	64
Additional paid-in capital	107,551	98,469
Accumulated other comprehensive loss	(1,128)	(1,104)
Accumulated deficit	(98,119)	(91,957)

	8,460	5,545

	$13,752	$11,114

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
		(Restated)		(Restated)
Revenue	$5,394	$8,114	$18,303	$25,953
Cost of revenue	3,772	5,871	12,753	18,788

Gross profit	1,622	2,243	5,550	7,165

Expenses:
Sales, marketing and support	1,260	1,411	3,624	4,538
Product research, development and engineering	1,162	861	2,818	2,102
General administration	1,505	1,477	4,190	3,215

	3,927	3,749	10,632	9,855

Loss from operations	(2,305)	(1,506)	(5,082)	(2,690)

Other income (expenses):
Interest expense	(6)	(27)	(54)	(1,402)
Loss on extinguishment of debt	—	—	—	(832)
Other	24	8	(9)	4

	18	(19)	(63)	(2,230)

Net loss	$(2,287)	$(1,525)	$(5,145)	$(4,920)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	—	(2,328)	(3,381)
Dividends attributable to Preferred Shares	(410)	(315)	(1,050)	(683)

Net loss attributable to common shareholders	(2,697)	(1,840)	(8,523)	(8,984)

Loss per common share	(0.03)	(0.03)	(0.07)	(0.08)
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	—	(0.04)	(0.06)
Dividends attributable to Preferred Shares	(0.01)	—	(0.02)	(0.01)

Loss per share attributable to common shareholders	$(0.04)	$(0.03)	$(0.13)	$(0.15)

Weighted average number of common shares outstanding	66,893	60,897	65,447	58,973

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(2,287)	$(1,525)	$(5,145)	$(4,920)
Items not affecting cash:
Depreciation and amortization	201	173	446	394
Amortization of deferred financing costs	—	—	—	979
Loss on extinguishment of debt	—	—	—	832
Stock-based compensation expense	249	259	729	552
Equity instruments issued in exchange for services	98	172	355	212
Changes in operating assets and liabilities:
Accounts receivable	(740)	(318)	271	(1,169)
Inventory	(788)	632	(1,249)	(1,618)
Prepaid expenses and other current assets	217	(229)	117	470
Accounts payable and accrued liabilities	1,095	(2,485)	(96)	(1,170)

Net cash used in operating activities	(1,955)	(3,321)	(4,572)	(5,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(557)	(58)	(750)	(353)

Net cash used in investing activities	(557)	(58)	(750)	(353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	—	4,000	4,750	17,825
Repayment of bank indebtedness	(1,405)	(3,261)	(4,750)	(18,758)
Proceeds on issuance of debentures	—	—	—	1,000
Proceeds on issuance of Common Shares	—	—	—	944
Net proceeds from issuance of Series A Preferred Shares	—	—	—	1,451
Net proceeds from issuance of Series B Preferred Shares	—	—	—	2,908
Net proceeds from issuance of Series C Preferred Shares	—	—	6,320	—
Proceeds on issuance of warrants	—	—	—	800
Proceeds from exercise of warrants	—	—	—	130

Net cash provided by (used in) financing activities	(1,405)	739	6,320	6,300

CHANGE IN CASH AND CASH EQUIVALENTS	(3,917)	(2,640)	998	509
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,626	3,205	1,711	56

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,709	$565	$2,709	$565

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$6	$21	$75	$268

Payments for income taxes	$—	$—	$—	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2009. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC ("Phoenix"), its significant shareholder, and its affiliates, if necessary, will be sufficient to fund the anticipated operations for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

b)    Restatement

        The Company's unaudited consolidated financial statements for the nine months ended December 31, 2006 have been restated. The restatement reflected two adjustments related to amounts recorded with respect to the Company's December 17, 2004 convertible debenture financing. The value assigned to common share purchase warrants issued in the financing was increased from $945 to $2,234. In addition, the restatement reflects the recognition of a beneficial conversion feature valued at $2,766. These amounts were recorded as discounts to the face amount of the December 17, 2004 convertible debentures and recognized as non-cash interest expense during the term of the debentures.

        In addition, the restatement adjusted the timing of the recognition of non-cash interest expense related to certain debentures. The extensions of the maturity dates of these debentures were originally accounted for as settlements of the original debts and related unamortized discounts were immediately expensed. The restatement reflects these transactions as modifications and accounts for the effects of the restructurings prospectively from the time of the restructurings. The remaining unamortized discounts at the time of the restructurings have been accordingly recognized over the new term of the debentures. All of the debentures related to the restatement were exchanged for shares of Series A Preferred Stock on May 30, 2006.

        The following table reflects the restatement for each line item on the unaudited consolidated statement of loss for the nine months ended December 31, 2006:

Line Item	Original Balance	Adjustment	Ending Balance
Interest expense	$1,328	$74	$1,402
Loss on extinguishment of debt	—	832	832
Net loss	(4,014)	(906)	(4,920)
Loss per common share	(0.06)	(0.02)	(0.08)
Weighted average number of common shares outstanding	58,973	—	58,973

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

3. INVENTORY

	December 31, 2007	March 31, 2007
Computer components	$848	$465
Finished goods	4,040	3,174

Total inventory	$4,888	$3,639

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

3. INVENTORY (Continued)

        Inventory sent to end-users for which revenue recognition attributes have not been completed is included in other current assets and was $264 at December 31, 2007 and $464 at March 31, 2007.

4. LOSS PER SHARE

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and convertible debentures were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

        The following securities were not considered in the earnings per share calculation:

	December 31, 2007	December 31, 2006
Series A Preferred Shares	63,178,777	63,472,895
Series B Preferred Shares	9,488,513	9,988,513
Series C Preferred Shares	15,274,000	—
Warrants	26,642,465	15,619,025
Options	14,618,668	6,371,205
December 17, 2004 convertible debentures	—	500,000

	129,202,423	95,951,638

5. SHORT-TERM BANK INDEBTEDNESS

        On February 28, 2007, the Company agreed with its senior lender to modify an existing revolving credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The maturity date for borrowings under this amended facility was extended to March 31, 2008. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. The loan agreement contains a number of financial and operational covenants. As of February 7, 2008, the Company was in full compliance with these covenants. As of February 7, 2008, there were no borrowings outstanding under the amended facility.

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

        For the three and nine months ended December 31, 2007 and the three months ended December 31, 2006, there was no non-cash interest expense. For the nine months ended December 31, 2006, non-cash interest expense of $979 was recorded relating to the amortization of debentures discounts.

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

        In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix (see Note 8) aggregate fees of $443 and issued warrants to purchase an aggregate 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will expire on September 21, 2009. Other Series C Preferred Stock issuance costs as of September 30, 2007 were $863 and include a non-cash charge of $241 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $622 represents costs associated with the private placement, obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement and registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants.

        For the three and nine months ended December 31, 2007, there were paid dividends of $268 and $811, respectively, for the Series A Preferred Stock, $42 and $128, respectively, for the Series B Preferred Stock and $75 and $86, respectively, for the Series C Preferred Stock. For the three and nine months ended December 31, 2006, there were paid dividends of $272 and $528, respectively, for the Series A Preferred Stock and $43 and $53, respectively, for the Series B Preferred Stock. As of December 31, 2007 and 2006, there were accrued and unpaid dividends of $90 and $616, respectively, for the Series A Preferred Stock, $13 and $67, respectively, for the Series B Preferred Stock and $31 and none, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $3,260 and $7,637, respectively. Each series of preferred stock ranks on parity with each other series of preferred stock with respect to a liquidation.

        During the nine months ended December 31, 2007, the Company issued warrants to the investors in the private placement, certain parties in connection with the private placement and a debenture holder. In addition, on July 18, 2007, the Company entered into an agreement with a financial advisory firm to serve as a financial and strategic advisor to the Company and assist the Company in obtaining financing for its growth and product development. In exchange for these services, the Company issued

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

to the advisor a warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.45. The warrant expires on August 8, 2010. Under the terms of the agreement, 500,000 warrant shares will vest upon stockholder approval (which was received on January 15, 2008) and 500,000 warrant shares will vest every six months commencing on February 8, 2008 (see Note 12); provided, however, that such unvested warrant shares shall cease to vest upon termination of this engagement by the Company at any time. If the Company consummates a merger or acquisition transaction prior to the termination of the agreement all unvested warrant shares shall automatically vest.

        The warrants have been valued separately at fair value using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value of $739 assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders' equity and as a deferred charge that is amortized over the warrant's vesting term. For the three and months ended December 31, 2007, $74 and $264, respectively, of amortization of the deferred charge were recorded in general administration.

        The convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series A, Series B and Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A, Series B and Series C Preferred Stockholders with an offsetting amount to additional paid-in capital. Since the Series A, Series B and Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A, Series B and Series C Preferred Stock financings. For the three months ended December 31, 2007 and 2006 there were no deemed dividends and for the nine months ended December 31, 2007 and 2006 there were non-cash charges (deemed dividends) aggregating approximately $2,328 and $3,381, respectively. During the three months ended December 31, 2007, 294,118 shares of Series A and 400,000 shares of Series B Preferred Stock were exchanged for an aggregate of 694,118 shares of common stock.

        The fair value of employee stock-based compensation expense for the three months ended December 31, 2007 and 2006 was $249,000 and $259,000, respectively. For the nine months ended December 31, 2007 and 2006, the fair value of employee stock-based compensation expense was $729,000 and $552,000, respectively. This expense was recorded in the employee related functional classification.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

Warrants outstanding

        There were warrants to purchase 26,642,465 shares of common stock outstanding at December 31, 2007 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
9,100,000/9,100,000	US$0.55	May 30, 2008
5,235,343/5,235,343	C$0.45	April 10, 2008
998,854/998,854	US$0.58	August 9, 2009
250,000/250,000	US$0.50	August 8, 2009
284,828/284,828	US$0.35	September 22, 2009
7,387,000/7,387,000	US$0.50	September 21, 2009
886,440/886,440	US$0.50	September 21, 2009
2,500,000/500,000	US$0.45	August 8, 2010

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

        There was no interest expense related to borrowings from Phoenix and its affiliates for the three and nine months ended December 31, 2007. There was no interest expense related to the borrowing from Phoenix and its affiliates for the three months ended December 31, 2006. Interest expense related to borrowings from Phoenix and its affiliates was $129 for the nine months ended December 31, 2006. Subsequent to May 30, 2006, there were no outstanding debentures held by such affiliates.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

9. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of the Company's revenue is derived from sales in the United States of America. For the three and nine months ended December 31, 2007, sales in the Netherlands accounted for 23% and 11%, respectively, of the Company's revenue. No other country outside of the United States of America accounted for more than 10% of the Company's revenue for the three and nine months ended December 31, 2006.

        The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenue by country:
United States of America	$2,523	$5,181	$9,608	$15,173
Netherlands	1,233	64	1,944	665
All other countries	1,638	2,869	6,751	10,115

	$5,394	$8,114	$18,303	$25,953

        The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of revenues. For the three and nine months ended December 31, 2007, the Company had one customer that accounted for more than 10% of the total revenue. That customer was located in the Netherlands and accounted for 23% and 11%, respectively, of the Company's revenue. For the three and nine months ended December 31, 2006, the Company had no customers who accounted for more than 10% of total revenue. The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
December 31, 2007	$5.4	1	23%	23%
December 31, 2006	$8.1	—	—	—

        For the three months ended December 31, 2007, the Company had one customer that accounted for more than 10% of the outstanding receivables. That customer was located in the Netherlands.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
December 31, 2007	$4.1	1	27%	27%

        The receivables that accounted for 27% of the total receivables balance at December 31, 2007 were subsequently collected.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

9. SEGMENTED INFORMATION (Continued)

        The Company's exposure to supplier risk is as follows:

        The Company relies on a single supplier for the majority of its finished goods. At December 31, 2007 and 2006, the Company owed $2,204 and $1,116, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the nine months ended December 31, 2007 and 2006 were $9,602 and $15,621, respectively.

        Substantially all of the Company's capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States of America, had more than 10% of the Company's assets for each of the three months ended December 31, 2007 and 2006.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)    Premises

        The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date was extended from May 31, 2007 to August 31, 2009. The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2008	$77
2009	306
2010	158

2011	54

$595

b)    Purchase commitment

        At December 31, 2007, the Company had purchase obligations extending into fiscal 2008 of approximately $3,528 related to inventory and product development items.

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

significant differences between U.S. GAAP and Canadian GAAP as applied to the Company's financial statements. There were no significant differences for the three and nine months ended December 31, 2007 and significant differences for the three and nine months ended December 31, 2006 are summarized below.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

11.  SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING
       PRINCIPLES IN THE UNITED STATES AND CANADA (Continued)

Consolidated Statement of Loss as of December 31, 2006

Line Item	U.S. GAAP	Difference	Canadian GAAP
Amortization of deferred financing costs	$979	$(74)	$905
Extinguishment of debt	832	(832)	—
Net loss	4,920	(906)	4,014
Loss per share	0.08	(0.02)	0.06
Weighted average number of common shares outstanding	58,973	—	58,973

12.    SUBSEQUENT EVENTS

        On January 14, 2008, the Company's agreement with the financial advisory firm (see Note 7) was amended to provide that out of the 2,500,000 warrants shares issued thereunder, 500,000 warrant shares will vest upon stockholder approval (which was obtained on January 15, 2008, see below) and the remaining 2,000,000 warrant shares will vest in the sole discretion of the Company.

        On January 15, 2008, at the Company's annual meeting, the Company's stockholders approved (i) an amendment to the Company's amended and restated share option plan, increasing the total number of shares of common stock issuable thereunder from 26,800,000 to 30,900,000 shares, (ii) the issuance of up to 392,903 shares of common stock to Martin E. Janis & Company, Inc., and (iii) the issuance of a warrant to purchase up to 2,500,000 shares of common stock to the financial advisory firm (see Note 7).

        On November 9, 2006, the Company issued a Statement of Claim against Deloitte & Touche LLP ("Deloitte") in the Ontario Superior Court of Justice (the "Court"). In the Statement of Claim, the Company alleged negligence against Deloitte with respect to the auditing services provided to the Company in connection with its audit in accordance with Canadian generally accepted accounting principles of the Company's 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of C$4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed a defense to the Statement of Claim. On January 31, 2008, Deloitte served notice that it intends to seek leave of the Court to make a counterclaim against the Company for indemnification for damages, costs and expenses (including legal fees and disbursements and personnel time) allegedly incurred by Deloitte in responding to regulatory inquiries, requests, reviews or investigations relating to, arising out of or associated with Deloitte's review or audit engagements for or during the Company's fiscal years 2002, 2003 and 2004. In the event Deloitte's motion is granted, the Company will vigorously oppose the counterclaim, which the Company believes to be without merit.

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

        We expect to grow our revenue with the introductions of these new products. In the next several quarters, we are dependent upon the market acceptance of our current family of iX™ Tablet PCs systems. Until such time as we introduce our new products, our revenue in subsequent periods may not be comparable with prior year periods. Additionally, we are expanding our research, development and engineering resources in connection with our new products and expect these expenses to significantly increase over prior periods.

Critical Accounting Policies

        Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2007. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        Our critical accounting policies are as follows:

        Revenue Recognition.    Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, in limited circumstances we sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria generally is met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. Our allowance for returns is calculated and regularly reviewed based on historical experience. We have not had material adjustments as our returns have been minimal.

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

        We have valued the options separately using the Black-Scholes Option Pricing Model using discount rates of approximately 4.3% and 4.9% and volatility of 104% and 113% respectively, and no dividends for the three and nine months ended December 31, 2007 and 2006.

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

        Interest.    Interest expense includes interest on all debenture borrowings, interest on borrowings related to our revolving credit facility, non-cash interest charges representing the amortization of the debenture discount and amortization of deferred financing costs consisting principally of legal fees related to the financing transactions. Debentures issued in fiscal 2005 were originally reflected in the financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures.

        Other Income and Expense.    Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three and Nine Months Ended December 31, 2007 vs. Three and Nine Months Ended December 31, 2006

        Revenue.    Total revenues for the three months ended December 31, 2007 were $5,394,000 as compared to $8,114,000 for the three months ended December 30, 2006, a decrease of $2,720,000, or approximately 34%. Total revenues for the nine months ended December 31, 2007 were $18,303,000 as compared to $25,953,000 for the nine months ended December 31, 2006, a decrease of $7,650,000, or approximately 29%. The fluctuation consisted of a 22% and 29% decline in unit sales for the three and nine months, respectively, ended December 31, 2007, partially offset by a 9% and 7% average selling price increase for the three and nine months, respectively, ended December 31, 2007. While we did have one order account for 18% and 5% of our revenue for the three and nine months ended December 31, 2007, respectively, the decrease in revenue for the three and nine months ended December 31, 2007 was primarily due to a decrease in the volume of large orders during the periods.

        We have a number of customers, however, in a given period a single customer can account for a significant portion of our sales. For three and nine months ended December 31, 2007, we had one customer that account for 23% and 11%, respectively, of our revenue. For the three and nine months ended December 31, 2006, no single customer accounted for more than 10% of our total revenue. At December 31, 2007, there was one customer with a receivable balance that was 27% of the outstanding receivables. At December 31, 2006, there was no one customer with a receivable balance that was greater than 10% of the outstanding receivables.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. No other country accounted for more than 10% of our revenue, except for the Netherlands, which accounted for 23% and 11% of our revenue during the three and nine months ended December 31, 2007, respectively. No country outside of the United States accounted for more than 10% of our revenue during the three and nine months ended December 31, 2006.

        Cost of Revenue.    Total cost of revenue for the three months ended December 31, 2007 was $3,772,000 compared to $5,871,000 for the three months ended December 31, 2006, a decrease of $2,099,000 or approximately 36%. Total cost of revenue for the nine months ended December 31, 2007 was $12,753,000 compared to $18,788,000 for the nine months ended December 31, 2006, a decrease of $6,035,000 or approximately 32%. Approximately 94% and 92% of the decrease was due to the decline in revenue for the three and nine months, respectively, ended December 31, 2007. The remainder was due to a decrease in the average unit cost resulting from cost reduction initiatives principally related to component pricing and freight.

        We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at December 31, 2007 and 2006 were $9,602,000 and $15,621,000, respectively. At December 31, 2007 and 2006, we owed this supplier $2,204,000 and $1,116,000, respectively, recorded in accounts payable and accrued liabilities.

        Gross Profit.    Total gross profit decreased by $621,000 to $1,622,000 (30.1% of revenue) for the three months ended December 31, 2007 from $2,243,000 (27.6% of revenue) for the three months ended December 31, 2006. Total gross profit decreased by $1,615,000 to $5,550,000 (30.3% of revenue) for the nine months ended December 31, 2007 from $7,165,000 (27.6% of revenue) for the nine months ended December 31, 2006. The improvement in gross profit as a percentage of revenue for the three and nine months ended December 31, 2007 as compared to the prior period was attributable to the cost reduction initiatives principally related to component pricing and freight.

        Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the three months ended December 31, 2007 were $1,260,000 compared to $1,411,000 for the three months ended December 31, 2006. The $151,000 reduction principally consisted of a decline in variable costs of $144,000 related to marketing co-op allowances and sales commissions due to the decline in revenue and marketing costs of $32,000 related to trade shows offset by a slight increase of payroll related costs of $16,000, principally salaries and stock compensation expense, associated with a change in headcount mix. Sales, marketing and support expenses for the nine months ended December 31, 2007 were $3,624,000 compared to $4,538,000 for the nine months ended December 31, 2006. Most of the $914,000 reduction consisted of a decline in variable costs of $559,000 related to marketing co-op allowances and sales commissions due to the decline in revenue and a reduction of payroll related costs of $189,000, principally salaries and stock compensation expense, associated with a change in headcount mix. In addition, a reduction of $149,000 in marketing costs related to trade shows and demonstration units as well as a reduction of $12,000 due to the timing of the annual sales meeting also contributed to the decrease of sales and marketing expenses for the nine months ended December 31, 2007.

        Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for the three months ended December 31, 2007 increased by $301,000 to $1,162,000 as compared to $861,000 for the three months ended December 31, 2006. Headcount related costs accounted for $124,000 of the increase for additional engineering staff needed for our development of new products. Additionally, non-headcount related costs increased by $162,000 associated with development activity. Product research, development and engineering expenses for the nine months ended December 31, 2007 increased by $716,000 to $2,818,000 as compared to $2,102,000 for the nine months ended December 31, 2006. Headcount related costs accounted for $329,000 of the increase for additional engineering staff for new product developments. Additionally, non-headcount related development costs increased by $386,000. The majority of the current year research and development activities and associated expenses relate to the development of one of our new products, our rugged notebook PC. The prior year projects principally included initial development activities related to the rugged notebook and modifications of existing product offerings. This principally related to the C3 tablet (which is RoHs compliant) that was released in the second quarter of fiscal 2007. We expect our research and development costs to continue to increase during the next year as we develop numerous new products and the next generation of our current Tablet PC.

        General Administration Expenses.    General administration expenses for the three months ended December 31, 2007 were $1,505,000 compared to $1,477,000 for the three months ended December 31, 2006, an increase of $28,000. The increase included $176,000 for headcount related costs, of which $172,000 was an increase in non-cash stock compensation, and $74,000 for a non-cash charge relating to the value of warrants issued to a financial services firm serving as a strategic advisor. These increases were partially offset by non-recurring prior period charges of $184,000 representing consulting services related to our migration and funding strategies, of which $160,000 was a non-cash charge for the value of warrants issued for such services. General administration expenses for the nine months ended December 31, 2007 were $4,190,000 compared to $3,215,000 for the nine months ended December 31, 2006, an increase of $975,000. The increase included $467,000 for headcount related costs of which $388,000 was due to an increase in non-cash stock compensation and $264,000 related to a non-cash charge for the warrants issued to the financial services firm. In addition, $345,000 of charges related to our corporate migration to the United States consisting of non-recurring costs, including legal and accounting professional fees, printing charges and the costs related to our special shareholder meeting on June 20, 2007.

        For the three months ended December 31, 2007 and 2006, the fair value of employee stock-based compensation expense was $249,000 and $259,000, respectively. For the nine months ended December 31, 2007 and 2006, the fair value of employee stock-based compensation expense was $729,000 and $552,000, respectively. This expense was recorded in the employee related functional classification. The increase for the nine months ended December 31, 2007 over the prior period was primarily attributable to an option grant to all of our employees and directors in August 2006.

        Depreciation and amortization expenses for the three months ended December 31, 2007 and 2006 were $201,000 and $173,000, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2007 and 2006 were $446,000 and $394,000, respectively. Depreciation and amortization expense is recorded in the related functional classification. This decrease was related to amortization of the WC3 tooling which began in September 2006 and was fully amortized in December 2007.

        Interest Expense.    Interest expense for the three months ended December 31, 2007 was $6,000 compared to $27,000 for the three months ended December 31, 2006. Interest expense for the nine months ended December 31, 2007 was $54,000 compared to $1,402,000 for the nine months ended December 31, 2006. The decrease was primarily made up of non-cash interest expense of $979,000, included in interest expense, associated with the amortization of deferred financing costs and debenture discounts for the nine months ended December 31, 2006. In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly there was no further recognition of the amortization of the related deferred financing costs and debenture discounts. On August 8, 2007, the remaining debenture holder exchanged the note for Series C Preferred Stock and warrants. There was no non-cash interest expense for the three and nine months ended December 31, 2007.

        Loss on Extinguishment of Debt.    In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for Series A Preferred Stock and accordingly the remaining unamortized values assigned to the related warrants and beneficial conversion feature of $832,000 were recorded as a loss on extinguishment of debt during the nine months ended December 31, 2006. There was no loss on extinguishment of debt expense recorded for the three and nine months ended December 31, 2007 and the three months ended December 31, 2006.

        Other Income (Expenses).    Other income for the three months ended December 31, 2007 was $24,000 compared to $8,000 for the three months ended December 31, 2006. Other expenses for the nine months ended December 31, 2007 was $(9,000) compared to other income of $4,000 for the nine months ended December 31, 2006.

        Net Loss.    The net loss for the three months ended December 31, 2007 was $2,287,000 ($0.03 per common share) compared to a net loss of $1,525,000 ($0.03 per common share) for the three months ended December 31, 2006. The increase in the net loss for the three months ended December 31, 2007 was principally due to the decline in revenue and increase in operating expenses. The net loss for the nine months ended December 31, 2007 was $5,145,000 ($0.07 per common share) compared to a net loss of $4,920,000 ($0.08 per common share) for the nine months ended December 31, 2006. The increase in the net loss from the prior period was principally due to the net impact of the increase in the net loss for the three months ended due to the decline in revenue and increase in operating expenses offset by a decline of $1,811,000 of non-recurring, non-cash charges in the nine months ended December 31, 2006, consisting of the amortization of deferred financing costs and values assigned to warrants and the beneficial conversion feature and the loss on extinguishment of debt.

        Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the three months ended December 31, 2007 was $2,697,000 compared to $1,840,000 for the three months ended December 31, 2006. Net loss attributable to common shareholders for the nine months ended December 31, 2007 was $8,523,000 compared to $8,984,000 for the nine months ended December 31, 2006. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended December 31, 2007 and 2006 were $410,000 and $315,000, respectively. The dividends attributable to these shares for the nine months ended December 31, 2007 and 2006 were $1,050,000 and $683,000, respectively. The current year amount is higher since it represents a full quarter of dividends on both the Series A and Series B Preferred Stock as compared to the prior year amount which represents approximately one month of dividends on the Series A Preferred Stock issued in connection with our recapitalization on May 30, 2006. Additionally, our convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of the Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing's commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid in capital. Since the Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately zero and $2,880,000 during the three months ended December 31, 2007 and 2006, respectively, and $2,328,000 and $3,381,000 for the nine months ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2009. As at December 31, 2007, our working capital was $7,096,000 and our cash and cash equivalents were $2,709,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $95 million.

        Sources of capital that are immediately available to us are an asset-backed loan and security agreement with a commercial bank with a net borrowing capacity of up to $8 million depending upon eligible assets and, our principal shareholder, Phoenix, which agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2009.

        In April 2005, we entered into a loan and security agreement with a commercial bank that enabled us to finance certain eligible accounts receivable up to a maximum of $2,625,000. In September 2005, we replaced that credit facility with a new two-year $5 million credit facility with the same commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). Under the amended credit facility, the maturity date for borrowings was extended to March 31, 2008. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including that we have a minimum tangible net worth of at least $3,750,000 at all times and a minimum excess availability of $750,000. As of February 7, 2008, we were in compliance with such covenants. As of February 7, 2008, there were no borrowings outstanding under this amended credit facility. We are currently negotiating with our senior lender to amend the maturity date for borrowings under our credit facility and we expect to obtain an extension prior to March 31, 2008, the current maturity date.

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

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December
	2007	2006	2007	2006
	(in thousands of dollars)
Cash used in operating activities	$(1,955)	$(3,321)	$(4,572)	$(5,438)
Cash used in investing activities	(557)	(58)	(750)	(353)
Cash provided by financing activities	(1,405)	739	6,320	6,300
Cash and cash equivalents	2,709	565	2,709	565

        Our operating activities used $1,955,000 of cash for the three months ended December 31, 2007 as compared to $3,321,000 of cash used in operating activities for the three months ended December 31, 2006. The decrease in the use of cash in the three months ended December 31, 2007 as compared to the prior period was principally attributable to the decrease in the use of cash related to the timing of inventory purchases and payments of $2,160,000 offset by an increase in the net loss of $(762,000). Our operating activities used $4,572,000 of cash for the nine months ended December 31, 2007 as compared to $5,438,000 of cash used in operating activities for the nine months ended December 30, 2006. The decrease in the use of cash for the nine months ended December 31, 2007, as compared to the prior period, is primarily due to the decrease in the use of cash related to the timing of inventory purchases and payments of $1,443,000 and more favorable timing of receivable collections of $1,440,000 offset by an increase in the net loss, net of items not affecting cash, of $(1,664,000).

        Cash used in investment activities consists of additions to fixed assets, principally tooling equipment, for our new products, and demonstration units.

        Our financing activities used $(1,405,000) for the three months ended December 31, 2007 as compared to $739,000 of cash provided by financing activities for the three months ended December 31, 2006. For the nine months ended December 31, 2007 our financing activities provided $6,320,000 as compared to $6,300,000 of cash provided by financing activities for the nine months ended December 31, 2006. Cash used in financing activities for the three months ended December 31, 2007 consisted of the pay down of our revolving credit facility. Cash provided by financing activities for the nine months ended December 31, 2007 consisted of net proceeds from the private placement of Series C Preferred Stock and net borrowings from our revolving credit facility. For the three months ended December 31, 2006, cash provided by financing activities was from a reduction of borrowings from our revolving credit facility. For the nine months ended December 31, 2006 cash provided by financing activities was from the private placements of Series A and Series B Preferred Stock and common stock and a reduction of borrowings from our revolving credit facility and also included proceeds from the issuance of debentures subsequently exchanged for Series A Preferred Stock.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2007, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our United States dollar denominated cash and money market investments.

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

Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are involved in litigation arising in the ordinary course of business. See a discussion of our litigation matters in Note 10(c) and Note 12 of our unaudited interim consolidated financial statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

        Except for the addition of the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. This information should be read in conjunction with the risk factors in such Annual Report.

Risks Relating to our Business

        In the three and nine months ended December 31, 2007, 23% and 11%, respectively, of our revenue was derived from one of our value-added resellers. If we are unable to replace revenues generated from one of our major resellers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

        Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three and nine months ended December 31, 2007, one VAR, Methec B.V. Inustreilaan, who is located in the Netherlands, accounted for 23% and 11%, respectively, of our revenue. In the three and nine months ended December 31, 2006 no single VAR accounted for more than 10% of our revenue. If we are unable to replace revenues generated from one of our major resellers with revenues from others our revenues may fluctuate and our growth would be limited.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2007, we issued a total of 53,832 shares of common stock to Martin Janis & Company, Inc. in return for approximately $20,000 of investor relations services provided to us. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
October 17, 2007	26,916	$0.37
November 21, 2007	26,916	$0.37

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

XPLORE TECHNOLOGIES CORP.
Dated: February 13, 2008	By:	/s/ MICHAEL J. RAPISAND Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

Xplore Technologies Corp. FORM 10-Q For the Quarterly Period Ended December 31, 2007 Table of Contents
PART I—FINANCIAL INFORMATION
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