Form 10-K
period 2008-03-31
XPLORE TECHNOLOGIES CORP
filed 2008-06-05
CIK 1177845

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission file number:

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-2809234 (IRS Employer Identification No.)
14000 Summit Drive, Suite 900, Austin, Texas (Address of Principal Executive Offices)	78728 (Zip Code)
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of September 29, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant was Cdn. $24,651,068 based on the closing sale price of Cdn. $0.43 on such date as reported on the Toronto Stock Exchange.

         As of May 31, 2008, the registrant had 70,290,669, shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

i

Forward-Looking Statements

        From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

        The words "believe," "plan," "expect," "intend," "anticipate," "estimate," "may," "will," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

        In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors are discussed in the "Risk Factors" section of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

        Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ Tablet PCs systems, which we refer to as the iX104 Systems, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 Systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases.

        Our strategy is to become the leading developer and marketer of rugged mobile wireless computing systems. Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. Over the past several years, our iX104 Systems have been recognized for their ruggedness and versatility by Pen Computing ("Best Rugged Slate-Style Tablet PC"), Table PC2 ("Editor's Choice Award for AllVue™ Screen") and Lap Top Magazine ("Editor's Choice Award"). We intend to grow our revenue by entering into other larger rugged, mobile computer markets through the development of new rugged, mobile computing systems. Currently we are developing numerous new products, including a rugged, mobile notebook PC. In addition, we are developing the next generation of our iX Tablet PC. We expect that these products will be available in fiscal year 2009.

Recent Developments

        We believe Xplore is positioned for significant future revenue growth. Our key initiatives include the following:

  •
  New product development

  •
  Enhanced focus on military markets

  •
  Continued penetration into the Fortune 500/Global 2000 markets

  •
  Establishment of key relationships with new suppliers

        Significant effort is being directed toward the development of several new products to expand our addressable market. The first two products, which we plan to release during our current fiscal year, include a rugged notebook and a rugged convertible notebook. Both devices will share a similar form factor and unique casing and design features which should enable these devices to be among the lightest, most technologically advanced rugged mobile computers available.

        Our iX104 remains a viable product based on its features and 10.4 inch screen size. An upgraded version of our iX104 Tablet PC offering, which we refer to as iX104, will include a more powerful processor and significant improvements to our award winning AllVue screen technology that delivers a bright picture both indoors and outdoors.

        We have made a significant investment to expand our presence in the U.S. military market, one of the world's largest consumers of rugged mobile computers. In addition to creating a team focused on military opportunities, we are developing what we believe is a state of the art rugged docking station that when combined with our iX104 creates a highly flexible and functional system. We believe our efforts should position Xplore to compete more effectively in this market.

        We are very proud of our partner and reseller network and continue to expand and improve our network to reach new markets and new geographies and to lay the groundwork for our expanded product offering. Our efforts have resulted in attracting new and significant Fortune 500 and Global 2000 companies.

        We have built a scalable infrastructure to support our growing business. Wistron Corporation (which we refer to as Wistron) continues to manufacture our iX104. We engaged Pegatron Corporation (which we refer to as Pegatron), the contracting manufacturing service spin-off from Taiwan-based ASUS. Both Pegatron and Wistron are recognized as leading providers of computers and electronic components to some of the world's largest technology companies, including Dell, Inc. and Hewlett-Packard Company. We expect these alliances to support our planned sales growth and product demand.

        We are a Delaware corporation. Shares of our common stock are quoted on the OTC Bulletin Board ("OTCBB") under the symbol XLRT.

Products

        Our family of iX™ advanced rugged Tablet Personal Computers is comprised of:

  •
  the iX104C3 Plus Tablet PC with durable finger print reader and user accessible hard drive and PC card bay; and

  •
  the iX104C2 Tablet PC with Intel Centrino® technology.

        Each of these tablets is available in the following models:

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

        Our family of iX™ computers are based primarily on the following features:

        Rugged—As opposed to some of our competitors, which have primarily placed non-rugged computers in rugged cases, we have built our devices from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Our products meet some of strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. These specifications are designed to allow our products to withstand damage from being dropped onto concrete from up to 4 feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as -40° Fahrenheit and as high as 167° Fahrenheit. In addition, our products continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

        Screen Technology—We seek to be a leader of screen technology with award winning displays. We have designed the AllVue™ screen which is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, as well as its Dual Mode screen that allows the use of a digitizer pen and/or the finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

        Processing Power—We have the ability to provide processing power alternatives on a timely and cost-effective basis. Our systems use Intel Pentium M Centrino® processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, Lithium ION batteries support usage times between 3-5 hours and a "warm" swap feature allows users to switch batteries in the field without having to power down the system.

        Remote Connectivity—Our current products provide a complete range of wireless options (wLAN, wWAN and PAN) as well as global positioning system options.

        Accessories—We offer a broad range of add-on modules and accessories that better enable customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to customer needs. Service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems have been deployed to customers.

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

Strategy

        Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market. Leveraging our expertise and our existing infrastructure, we plan to penetrate other product market categories, such as rugged notebooks, which are larger than our existing rugged tablet PC market.

  Leverage Existing Markets

        We seek to continue to analyze the needs of the vertical markets we are involved in so that we can continue to grow our business. We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

        Our strategy includes the following key elements:

        Identifying and targeting vertical markets, major account and OEM opportunities—To achieve broad penetration of our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion Teklogix Inc. and Peak Technologies.

        Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing so that we can continue to focus our efforts on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our partners, such as Wistron and Pegatron, leading contract manufacturers located in Taiwan. In addition, we are working with VT Miltope on an integrated tablet and active docking system. The initial targeted military market segments include ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

        Flexible product design and customer-centric approach—We believe the design of our products provides us with the flexibility to respond to customer-specific requirements. We involve our customers in product development and enhancements. This approach is intended to result in improved communication flow throughout the entire sales cycle and is designed to position our products as the optimal mobile computing platform for our customers.

        Delivery of high quality, reliable systems—We measure and improve product quality through rigorous quality assurance programs implemented with our partners, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

        Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy allows us to define multiple channels of sale within a region while maintaining key strategic alliances.

  Expand into New Rugged Product Markets

        We are evaluating other market opportunities, such as the growing need for rugged notebooks, which are broader in scope and opportunity. We believe, based upon a white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC) in July 2007, that an increasing number of companies are requiring their employees to transmit data from the field or non-traditional office environments. The white paper projects worldwide sales in the rugged mobile computing market to grow to over $6.3 billion by 2010 and the market for large form factor rugged devices to grow to $2.8 billion in 2010. We currently have one product in the large form factor segment of the rugged mobile computer market.

        We believe our family of rugged tablet PCs are uniquely positioned to capitalize on the convergence of three current market trends:

  •
  the expanding wireless data movement;

  •
  the transition toward rugged computing solutions in non-traditional office environments; and

  •
  the adoption of more rugged mobile computers in the face of the failure rates for office-oriented computers that have been deployed into challenging operating environments.

        We believe companies recognize the total cost of ownership is improved by rugged computing solutions.

Sales

        Our customers are distribution partners, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users. For fiscal year 2008 approximately 83% of our total revenues were attributable to sales to our distribution partners and approximately 17% of our total revenues were attributable to sales directly to our end-users. We currently have more than 60 distribution partners. Our distribution partners generally have large sales organizations which in turn sell our products to entities that are the ultimate end-users of our products. Our distribution partners include large computer companies such as Dell, Inc., specialized system integrators such as Methec B.V. Industrielaan, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute. In any given year, a single distribution partner can account for a significant portion of our revenue. In fiscal year 2008, we had one distribution partner located in the Netherlands that accounted for approximately 10% of our revenue and we did not have any single end-user that accounted for over 10% of our revenue. We are not substantially dependent on any single one distribution partner or end-user. Our end-users include Daimler Chrysler, Hydro One, the City of Cleveland Police Department, Shell Oil UK, Proctor & Gamble, the Royal Netherlands Air Force, the Rome Fire Department and the U.S. Federal Emergency Management Agency. Proctor & Gamble and Burlington Northern Santa Fe Railway have adopted our Tablet PC as their standard rugged tablet computer.

        We have a sales team of 15 individuals that have geographic responsibilities for direct and indirect sales opportunities. Our sales team works closely with our distribution partners in defined regions based upon a standard agreement. Our distribution partners are currently selling our products in the public safety, utility, field service, logistics and military markets.

        Our total revenue decreased 27% from fiscal 2007 to fiscal 2008. Our revenue outside of North America was 35% of total revenue in fiscal year 2008 as compared to 33% of total revenue in fiscal year 2007.

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

  •
  Inclusion of customers, industry experts and others in the product development and testing cycles; and

  •
  Development of proven case studies or application papers for specific vertical market applications.

        We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communication systems to the project, agents that specialize in rugged mobile computing devices and other consultants. We believe the driving force behind these relationships is an active project where the combination of our systems with the application software and support services seeks to provide a tailored solution designed to meet customers' needs.

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

        We recognize that, as a small company, our key to success depends on our ability to provide a better product than our larger competitors and to be more responsive to our customers' needs. Some of our accomplishments, such as the AllVue™ screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new device or an upgrade of an existing one, we devote resources to soliciting customer feedback. We believe this process, combined with our flexibility to make quick decisions and the support of major manufacturing partners like Wistron and Pegatron, has enabled us to deliver products and market leading technology ahead of our competitors.

  Market Segments

        We target a number of different sectors where we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

        Logistics.    We believe globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe these sectors will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this sector include Daimler Chrysler, Meijer, Andersen Windows and Clare Rose.

        Utilities & Energy.    Generally, utilities and energy related companies continuously have to respond to customers' requests and power outages expeditiously and efficiently to remain competitive. We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Hydro One in Canada and Essent in Europe are major end-users in this sector, as well as Shell Oil.

        Public Safety.    Given the focus in the U.S. on homeland security issues and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety arena are searching for efficiencies that will better enable them to do their jobs. Rugged mobile computing devices assist these groups in a variety of ways. For example, having a reliable and durable Tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases. In this market segment, our products have been sold to over 300 public safety organizations in the U.S., including the Rochester, Santa Monica, Detroit and Cleveland Police Departments, and multiple international organizations, including the Rome Fire Department.

        Military.    As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this segment will represent a significant opportunity. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead, is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force. In addition, we are working with VT Miltope on an integrated tablet and active docking system. The initial targeted military market segments include ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

        Field Service.    According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry. This market segment includes mobile technicians from the telecommunications, cable and appliance sectors who typically must have real time access to mission critical data including work tickets, schematics, manuals, customer service records, inventory levels and order status. We believe that companies in this market segment recognize that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies. Our end-users in this market segment include Cincinnati Bell, Boeing and HydroChem.

Research and Development

        We have assembled an experienced engineering and product development team. Through the collaboration of our employees, engineering and manufacturing partners, including Wistron and Pegatron, we believe we are able to bring significant resources to the research, development and design of our products.

        We seek to design and manage product life cycles through a controlled and structured process. We involve customers and industry experts from our target markets in the definition and refinement of product development. Product development emphasis is placed on meeting industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality and reliability.

        We continue to invest in research and development to enhance and expand our rugged mobile computing systems. Additional form factors, operating systems and screen technologies are all considered for integration into our rugged platform as we seek to expand into additional markets. During the fiscal years ended March 31, 2008 and 2007, we incurred $4,244,000 and $2,935,000, respectively, on research and development activities.

Competition

        Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We believe that the principal competitive factors affecting the market for our products are the product's performance, features and reliability, price, customer service, reputation in the industry and brand loyalty. We believe that our strongest competitive factors are our products' durability and reputation in the industry. In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors' innovations.

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

Manufacturing

        We outsource the majority of our manufacturing services for our ruggedized mobile personal computer tablets to Wistron, including board production, certain parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreement with Wistron. Wistron makes computers and components for some of the world's largest technology companies, such as Dell, Inc. and Hewlett-Packard Company. Wistron collaborates with us on product specifications and provides us with the flexibility to make changes to our products as market conditions change.

        Under the terms of our agreement with Wistron, which we entered into on July 1, 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile personal computer tablets. Our purchase price of the products produced by Wistron is determined based on the specific configuration of the tablet being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop the cost reduction plan. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Wistron has 45 days after acceptance of the purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after acceptance of the purchase order.

        Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. So long as we are meeting our target volumes, Wistron agrees not to design, engineer, and manufacture or sell any rugged mobile tablet that is competitive with ours. The term of the agreement is for five years and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term. The Wistron agreement is expected to automatically renew for a one-year term on July 1, 2008. In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days notice.

        During our fourth quarter of fiscal 2008, we entered into a purchase and distribution agreement with Pegatron, the multi-billion dollar spin-off of Taiwan-based ASUS.

        Under the terms of our agreement with Pegatron, Pegatron provides us with design, manufacturing, distribution and support services related to our ruggedized mobile personal computer notebooks. Our purchase price of the products produced by Pegatron is determined based on the specific configuration of the notebook being produced and is subject to a cost reduction program. We provide Pegatron with a six month rolling forecast of the products we anticipate ordering and the required delivery dates. Pegatron is responsible for shipping the product on the date and in the quantities identified in the purchase order. Although Pegatron has no obligation to meet requested increases in excess of certain stated percentages, if products ordered during any quarter exceed the volume projected in the forecast, Pegatron has agreed to use its best efforts to meet such increased orders in accordance with our forecast updates.

        Pegatron has provided several warranties to us, including that the materials and components used in the product are new (including those materials and components obtained from Pegatron's vendors and subcontractors), that each product is free from defects in material, workmanship and design, that the product is free from any liens, encumbrances or defects in title and that the product complies with all specifications, drawings, samples and descriptions. Under the terms of our agreement with Pegatron, Pegatron agrees not to produce, manufacture or sell for itself or for any of its other customers any product that has the look and feel, with regards to physical styling, of our products.

        The term of the agreement is for three years and expires on December 6, 2010, but automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the expiration of any renewal term. The Pegatron agreement contains a provision that allows for termination for any reason by either party upon three months notice.

        We maintain build-to-order capabilities and quality control functions in-house, which are the responsibility of our production and engineering teams. This includes manufacture engineering, development of production and assembly test procedures, definition of quality assurance program and development of test fixtures, build-to-order production and "out-of-box" quality assurance testing.

Intellectual Property

        Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We have four U.S. patents and one Canadian patent, along with two U.S. patent applications and one Canadian patent application. We are seeking to obtain patent protection for certain key components of our technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

Employees

        As at May 31, 2008, we had 73 full-time employees, of which 44 were employed in the operations, engineering, research and development and customer support areas, 10 were involved in corporate and administrative areas, and 19 were employed in sales and marketing. Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Trademarks and Service Marks

        Trademarks or trade names of Xplore Technologies Corp. used in this annual report include: "iX™" and "AllVue™." Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.

Principal Executive Offices

        Our principal executive offices are located at 14000 Summit Drive, Suite 900, Austin, Texas 78728 and our telephone number is (512) 336-7797. We maintain an Internet website at www.xploretech.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report.

Available Information

        We have filed a copy of this annual report with the Securities and Exchange Commission, which we refer to as the SEC. You may read and copy this annual report at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies of this annual report by mail from the Public Reference Section of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Xplore Technologies Corp., that file electronically with the SEC. The address of the SEC's Internet website is http://www.sec.gov.

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

        We have incurred net losses in each fiscal year since our inception. For our fiscal year ended March 31, 2008, we incurred a net loss of approximately $7.1 million. In addition, as of March 31, 2008, our accumulated deficit was approximately $100 million. Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products. We expect to continue to incur additional operating losses through fiscal 2009 as we continue our research and development efforts, introduce new products and expand our sales and marketing activities. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our rugged notebook and may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

        Our operations have consumed substantial amounts of cash since inception. From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from debt and equity financings totaling $95 million. We expect to continue to spend substantial amounts to complete the development and commercialization of our rugged notebook and rugged convertible notebook and to continue our research and development programs, including those to advance our current product line. As at March 31, 2008, our working capital was approximately $5.1 million and our cash and cash equivalents were approximately $0.7 million. We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix Venture Fund LLC ("Phoenix"), our significant shareholder, and its affiliates will be sufficient to fund our anticipated operations for the next 12 months. However, we may seek to access the public or private markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us or at all. To the extent we raise additional funds by issuing equity our shareholders may experience significant dilution. Any debt financing, if available, may require us to agree to restrictive covenants that could negatively impact our ability to conduct our business. If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to decline.

Since our revenues are highly dependent on one product family, any significant reduction of sales of this product family would materially harm our operating results.

        Because our revenues are derived substantially from sales of our iX104 Systems, we are highly dependent upon the continued market acceptance of the iX104 product family. We cannot assure you that the iX104 product family will continue to achieve acceptance in the marketplace. Any significant reduction of sales of the iX104 product family would materially harm our operating results.

We may not be able to develop a rugged notebook or a convertible rugged notebook or develop a notebook that is accepted by the market, in which case our planned future growth would be negatively affected.

        We do not currently have a product in the rugged notebook market; however, we are developing a rugged notebook and a convertible rugged notebook. Our future growth is based in part upon these products. We cannot assure you that we will be able to develop a rugged notebook or a convertible rugged notebook or that any notebook we develop will be able to compete or have any success in the marketplace. If we are unable to develop a rugged notebook or a convertible rugged notebook or if we do develop a rugged notebook or a convertible rugged notebook but it is not accepted by the market, our planned future growth would be negatively affected.

In fiscal year 2008, approximately 10% of our revenue was derived from one of our value-added resellers. If we are unable to replace revenues generated from one of our major resellers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

        Historically, in any given year a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In fiscal year 2008, one VAR customer, Methec B.V. Industrielaan, accounted for approximately 10% of our total revenue and in fiscal year 2007, no one VAR customer accounted for over 10% of our total revenue. If we are unable to replace revenues generated from one of our major resellers with revenues from others our revenues may fluctuate and our growth would be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

        The purchase of an iX104 system is often an enterprise-wide decision for prospective end-user customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective end-user customers regarding the uses and benefits of such systems. As a result, our products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if forecasted sales from a specific end-user customer are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of an expected large order could result in a significant unexpected revenue shortfall. Moreover, to the extent that significant contracts are entered into and performed earlier than expected, operating results for subsequent periods may be adversely affected.

We are currently dependent on Wistron and Pegatron to manufacture our products and products under development and our reliance subjects us to significant operational risks, any of which would impair our ability to deliver products to our customers should they occur.

        We currently rely primarily on Wistron for the manufacture of our products and Pegatron to manufacture products under development and expect to continue to do so for the foreseeable future. Our reliance involves a number of risks, including:

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

        Our business is therefore dependent upon Wistron and Pegatron for their manufacturing abilities. During the fiscal years ended March 31, 2008 and 2007, we purchased approximately $11.3 million and $16.3 million, respectively, from Wistron. Both the Wistron Agreement and the Pegatron Agreement contain a provision that allows for termination for any reason, accordingly, we cannot assure you that Wistron and Pegatron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron or Pegatron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed. The availability to us of Wistron or Pegatron, and the amount and timing of resources to be devoted to these activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business. The loss of Wistron or Pegatron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

        We operate in a highly competitive industry. Many of our competitors, such as DRS Technologies, Inc. in the tablet area and Panasonic in the notebook markets, have much greater financial, technical, research and development resources and production and marketing capabilities than we do. The principal competitive factors in our industry include:

  •
  product performance, features and reliability;

  •
  price;

  •
  name recognition in the marketplace; and

  •
  product availability and lead times.

        If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition will be adversely affected.

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

Others could claim that we infringe on their intellectual property rights, which may result in costly and time consuming litigation and could delay or otherwise impair the development and commercialization of our products.

        We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be materially harmed.

We are subject to risks by doing business outside of the United States which could impair our ability to grow our revenues.

        In the fiscal years ended March 31, 2008 and March 31, 2007, approximately 42% and 44%, respectively, of our revenue was comprised of sales made outside of the United States. Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

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

If we are unable to retain key personnel we may not be able to execute our business strategy.

        Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including our Chairman, Philip S. Sassower, Mark Holleran, our President and Chief Operating Officer, Michael J. Rapisand, our Chief Financial Officer, Bryan Bell, our Vice President of Engineering, Randy Paramore, our Vice President of Supply Chain and Gregory E. Arends, our Chief Technology Officer. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel. Competition for such personnel is intense. We may be unable to attract and retain the personnel necessary for the development of our business. The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

Risks Relating to Ownership of our Common Stock

Two of our shareholders, Philip S. Sassower and Phoenix Venture Fund LLC, own in the aggregate approximately 36.0% of our voting securities and thus have effective control over matters requiring shareholder approval.

        One of our shareholders, Phoenix Venture Fund LLC, is co-managed by Philip S. Sassower, our Chairman and Chief Executive Officer, and Andrea Goren, one of our directors, and beneficially owns, in the aggregate, approximately 24.6% of our outstanding voting securities. In addition, Mr. Sassower, together with entities controlled by him, beneficially own approximately 11.4%, in the aggregate, of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower together control approximately 36.0% of our outstanding voting securities. Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

Some of the rights granted to the holders of our Series A Preferred Stock could prevent a potential acquirer from buying our company.

        Holders of our Series A Preferred Stock, which include Phoenix Venture Fund and Mr. Sassower, have the right to block the company from consummating a merger, consolidation, sale of substantially all of its assets or liquidation. Phoenix Venture Fund and Mr. Sassower together control more than 70.7% of the outstanding Series A Preferred Stock. Accordingly, the holders of our Series A Preferred Stock could prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares.

The anti-takeover effect of certain of our charter provisions could adversely affect holders of our common stock.

        Our authorized capital consists of preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting shares, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Many factors can adversely affect the price of our common stock.

        The trading price of our common stock has been highly volatile and may continue to fluctuate substantially. We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

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

        In addition, in recent years the stock market in general and the market for shares of small capitalization technology companies in particular, has experienced substantial price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of affected companies. Any fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

Dividends are not expected to be paid on our common stock.

        We have never paid cash dividends on our common stock. Our current policy is to retain any future earnings to finance the future development and expansion of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, capital requirements, operating and financial conditions and on such other factors the board of directors deems relevant. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends (which are paid in common stock) are paid on our shares of Series A, Series B, and Series C Preferred Stock. Furthermore, under the terms of our loan agreement with a commercial bank, we are prohibited from paying cash dividends.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our corporate functions along with sales support, marketing, finance, engineering and operating groups at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2009, and has a current annual base rent of approximately $251,000. We have the option to renew this lease for an additional three years. We also lease a satellite office in Helsinki, Finland, on a three-month renewable basis. We believe that our existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3.    Legal Proceedings

        On November 9, 2006, we issued a Statement of Claim against Deloitte & Touche LLP (which we refer to as Deloitte) in the Ontario Superior Court of Justice. In the Statement of Claim, we have alleged negligence against Deloitte with respect to the auditing services provided to us in connection with its audit in accordance with Canadian generally accepted accounting principles of our 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of Cdn. $4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed an answer to the Statement of Claim. On March 28, 2008, Deloitte filed an amended defense and counterclaim against the Company, seeking indemnification for damages, costs and expenses (including legal fees and disbursements and personnel time) allegedly incurred by Deloitte in responding to regulatory inquiries, requests, reviews or investigations relating to, arising out of or associated with Deloitte's review or audit engagements for or during the Company's fiscal years 2002, 2003 and 2004. The Company does not expect the counterclaim to have a material adverse impact its financial condition or results of operations.

        In March 2008, Typhoon Touch Technologies, Inc. ("Typhoon") and Nova Mobility Systems, Inc. ("Nova") (collectively, the "Plaintiffs") filed Plaintiffs' First Amended Complaint for Patent Infringement (the "Complaint") against the Company and several other defendants including Dell, Inc., in the United States District Court for the Eastern District of Texas (the "Court"). The Complaint alleges that the defendants manufacture, sell, offer for sale and/or import products that infringe on two U.S. patents owned by Typhoon and exclusively licensed to Nova (the "Patents"). In April 2008, the Company filed its Answer, Defenses and Counterclaim in response to the Complaint, denying the allegations of infringement and requesting the Court to dismiss the Complaint and award judgment in favor of the Company, including recovery of the Company's attorneys' fees and costs. In May 2008, Plaintiffs filed Plaintiffs' Reply to the Company's Counterclaims in which Plaintiffs deny any allegation that any claim relating to the Patents is invalid. The Court has not issued a scheduling order. The Company believes the Plaintiff's claims are without merit and will continue to defend against such claims. The Company does not expect this matter to have a material adverse impact on its financial condition or results of operations.

        We are involved in other various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on the Company's financial condition or the results of operations.

Item 4.    Submission of Matters to a Vote of Security

        The Annual Meeting of shareholders was held on January 15, 2008. At the Annual Meeting, the board of directors was re-elected in its entirety and the following proposals were adopted by the vote specified below:

        Proposal No.1:    Ratification of the appointment of PMB Helin Donovan, LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008:

For	Against	Abstain	Broker Non-Vote	% of Shares Voting For
79,558,690	775	62,467	—	99.9%

        Proposal No.2:    Ratification and approval of an amendment to our Amended and Restated Share Option Plan increasing the total number of shares of common stock issuable thereunder from 26,800,000 shares to 30,900,000 shares:

For	Against	Abstain	Broker Non-Vote	% of Shares Voting For
22,124,317	3,463,492	61,895	—	86.2%

        Does not include 53,972,228 shares beneficially owned by insiders and their associates.

        Proposal No.3:    The approval of the issuance of up to 392,903 shares of common stock to Martin E. Janis & Company Inc. for services to be rendered to us:

For	Against	Abstain	Broker Non-Vote	% of Shares Voting For
78,796,353	340,910	161,674	—	99.3%

        Does not include 322,995 shares beneficially owned by Martin E. Janis & Company, Inc.

        Proposal No.4:    Approval of the issuance of a warrant to purchase up to 2,500,000 shares of common stock to Legend Merchant Group for services to be rendered to us:

For	Against	Abstain	Broker Non-Vote	% of Shares Voting For
79,306,054	153,458	162,240	—	99.6%

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is quoted on the OTC Bulletin Board under the symbol "XLRT". Our common stock was formerly listed on the Toronto Stock Exchange under the symbol "XPL." We voluntarily delisted from the Toronto Stock Exchange effective April 11, 2008. We have one class of common stock and three classes of preferred stock. As of May 31, 2008, there were 589 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the Toronto Stock Exchange.

PERIOD	High	Low
	(Cdn. $)	(Cdn. $)
Fiscal Year Ended March 31 2007:
First Quarter	0.50	0.30
Second Quarter	0.68	0.35
Third Quarter	0.46	0.36
Fourth Quarter	0.50	0.32
Fiscal Year Ended March 31, 2008:
First Quarter	0.64	0.32
Second Quarter	0.68	0.41
Third Quarter	0.49	0.21
Fourth Quarter	0.37	0.19

Dividend Policy

        We have not declared or paid any dividends on our common stock during our last five fiscal years. Our outstanding shares of Preferred Stock carry an annual 5% dividend, payable quarterly in shares of our common stock or, with respect to our Series A, Series B and Series C Preferred Stock, in cash at our option.

        The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our board of directors may consider appropriate. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series A, Series B and Series C Preferred Stock. Furthermore, under the terms of our loan agreement with a commercial bank, we are prohibited from paying cash dividends without the bank's prior written consent. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        On January 17, 2008, we issued 65,484 shares of common stock to Martin E. Janis & Company, Inc. in return for investor relations services provided to us by Martin Janis. The issuance of such common stock was exempt from the registration requirements of the Act pursuant to Section 4(2) as the transaction did not involve a public offering. The price per share was $0.31.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        You should read the following discussion and analysis in conjunction with our financial statements and notes included in this annual report. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in "Risk Factors" and elsewhere in this annual report.

General

        We engineer, develop, integrate and market rugged, mobile computing systems. Our products and features are designed to enhance the ability of persons to perform their job outside of traditional office settings. Our line of iX™ Tablet PCs are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Further, these systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

        Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. Therefore, we intend to grow our revenue by entering into other larger rugged, mobile computer markets through the development of new rugged, mobile computing systems. Currently we are developing numerous new products, including a rugged, mobile notebook PC. In addition, we are developing the next generation of our iX Tablet PC. We expect that these products will be available in fiscal 2009.

        We expect to grow our revenue with the introduction of these new products. In the next several quarters, we are dependent upon the market acceptance of our current family of iX™ Tablet PCs systems. Until such time as we introduce our new products, our revenue may not be comparable with prior year periods. Additionally, we are expanding our research, development and engineering resources in connection with our new products and expect these expenses to significantly increase over prior periods.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes included in this annual report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2008 and 2007 and for each of years in the two year period ended March 31, 2008. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

        Warranty Reserves.    Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are covered by a warranty coverage agreement provided by a third party. All warranty obligations related to revenue recognized are covered by warranty coverage agreements provided by Wistron. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

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

        Tooling Amortization.    We amortize tooling costs over a two year period or estimated life, whichever is shorter. Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling. This assessment requires an assessment of the market for our products and our future revenue expectations. On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue. There have been no instances where we determined that useful life was significantly less than two years. Accordingly, we have not recorded material adjustments.

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

        Financial Instruments.    The debentures and the warrants we issued have been valued separately using the Black-Scholes methodology. The debentures were originally reflected in our financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures. The determination of the value attributed to the warrants and debentures required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options to acquire common stock issued to employees have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Recent Accounting Pronouncements

        In December 2007, the FASB issued Financial Accounting Standard No. 141(R), "Business Combinations," or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that FAS 141R will have a material impact on our financial position or results of operations.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R." The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires companies to measure plan assets and obligations as of the end of the fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 was effective as of the end of our first fiscal year ended after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our financial position or results of operations.

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

Results of Operations

        Revenue.    We derive revenue from sales of our rugged wireless Tablet PC systems which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, fork truck docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue principally derived from out-of-warranty repairs.

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

        Sales, Marketing and Support.    Sales, marketing and support expenses include salaries, commissions, agent fees and costs associated with co-operative marketing programs, as well as other personnel-related costs, travel expenses, advertising programs, trade shows and other promotional activities associated with marketing and selling our products. We are expanding our sales operations in order to increase awareness and sales of our products. We also believe part of our future success will be dependent upon establishing successful relationships with a variety of resellers.

        Product Research, Development and Engineering.    Product research, development and engineering expenses consist of salaries and related expenses for development and engineering personnel, and non-recurring engineering costs, including prototype costs, related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly fluctuation in our expenses.

        General Administration.    General administration expenses consist of salaries and related expenses for finance, accounting, legal, human resources and information technology personnel, professional fees and corporate expenses, and costs associated with being a public company, including regulatory compliance costs.

        Interest.    Interest expense includes interest on all debentures and borrowings related to the bank revolving credit facility, non-cash interest charges representing the amortization of the debenture discount and amortization of commitment fees related to the revolving credit facility. Debentures issued in fiscal 2005 were originally reflected in the financial statements at their discounted value and the difference between this discount amount and the face value of the debentures, which is repayable at maturity, has been amortized as additional non-cash interest expense during the term of the debentures.

        Other Income and Expenses.    Other income and expenses includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Fiscal Year Ended March 31, 2008 vs. Fiscal Year Ended March 31, 2007

        Revenue.    Total revenue for the fiscal year ended March 31, 2008 was $25,355,000 as compared to $34,534,000 for the fiscal year ended March 31, 2007, a decrease of $9,179,000 or 27%. The decrease in revenue was attributable to a decline in unit sales of approximately 28% which was partially offset by an average selling price increase of approximately 2%. While we did have one order account for approximately 5% of our revenue for the fiscal year ended March 31, 2008 the decrease in revenue was primarily due to a decrease in the number of and revenue from large orders.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. The Netherlands was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2008, with approximately 10.0% of the total revenue. Canada was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2007 with 10.7% of the total revenue. At March 31, 2008, there were two customers with a receivable balances that were greater than 10% of the outstanding receivables, Hewlett Packard Company accounted for 30% and Methec B.V. Industrielaan accounted for 13%. Both receivables were collected subsequent to our fiscal year end.

        We have a number of customers, however, in a given year a single customer can account for a significant portion of our sales. For the fiscal year ended March 31, 2008, we had one customer located in the Netherlands, Methec B.V. Industrielaan, who accounted for approximately 10% of our total revenue. For the fiscal year ended March 31, 2007, there were no customers that accounted for more than 10% of our total revenue.

        Cost of Revenue.    Total cost of revenue for the year ended March 31, 2008 was $17,924,000 compared to $24,723,000 for the year ended March 31, 2007, a decrease of $6,799,000 or 28%. This decrease was principally attributable to the approximately 27% decrease in revenue. The remainder was due to a decrease in the average unit cost resulting from cost reduction initiatives principally related to component pricing and freight.

        We rely on a single supplier for the majority of our finished goods. At March 31, 2008 and 2007, we owed $1,144,000 and $2,095,000, respectively, recorded in accounts payable and accrued liabilities. The year to date inventory purchases and engineering services from this supplier at March 31, 2008 and 2007 were $11,286,000 and $16,275,000, respectively.

        Gross Profit.    Total gross profit decreased by $2,380,000 to $7,431,000 (29.3% of revenue) for the year ended March 31, 2008 from $9,811,000 (28.4% of revenue) for the year ended March 31, 2007. The improvement in gross profit as a percentage of revenue for the year ended March 31, 2008 as compared to the prior year was attributable to the cost reduction initiatives principally related to component pricing and freight.

        Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the year ended March 31, 2008 were $4,840,000 compared to $6,094,000 for the year ended March 31, 2007. This $1,254,000 reduction principally consisted of declines of $627,000 related to marketing co-op allowances and sales commissions due to the decline in revenue, $265,000 of non-cash stock option compensation expense attributable to the timing of grants and a reduction in marketing costs of $147,000 related to demonstration units. In addition, a reduction of travel related expenses of $180,000 contributed to the decrease of sales and marketing expenses for the year ended March 31, 2008.

        Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for the year ended March 31, 2008 increased by $1,309,000 to $4,244,000 as compared to $2,935,000 for the year ended March 31, 2007. Headcount related costs accounted for $416,000 of the increase of which $72,000 was stock compensation, for additional engineering staff required for new product developments. Our non-headcount related development costs increased by $845,000. The majority of the research and development activities and associated expenses for the year ended March 31, 2008 related to the development of our new products, including our rugged notebook PC, the next generation of our iX104 rugged tablet, referred to as the C4, and rugged docking station. The projects for the year ended March 31, 2007 principally included initial development activities related to the rugged notebook and modifications of existing product offerings principally related to the C3 tablet (which is RoHs compliant) that was released in the second quarter of fiscal 2007. We expect our research and development costs to continue to increase during our fiscal 2009 as we move to complete the development of our new products.

        General Administration Expenses.    General administration expenses for the year ended March 31, 2008 were $5,330,000 compared to $5,058,000 for the year ended March 31, 2007. For the year ended March 31, 2008, we had an increase in our provision for doubtful accounts of $456,000 principally related to one reseller for which we have initiated legal collection activities. Other increases for fiscal 2008 included non-cash stock option compensation charges of $323,000, operating costs, utilities and facilities of $55,000, legal and accounting professional fees of $34,000 and upgrades to our information systems and related training of $22,000. The increases were offset by reductions of $444,000 of charges related to our corporate migration to the United States, employee acquisition related expenses for 2007 hires of $144,000 and a $48,000 reduction of benefit related costs associated with the implementation of a new cost saving plan. These combined factors resulted in the $272,000 increase in general administration expenses.

        For fiscal years 2008 and 2007, the fair value of employee stock-based compensation expense was $963,000 and $819,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an option grant to all of our employees in August 2006.

        Depreciation and amortization expenses for fiscal years 2008 and 2007 were $604,000 and $579,000, respectively. Depreciation and amortization expense is recorded in the related functional classification. There was an increase in depreciation expense in fiscal 2008 associated with additions for new product testing equipment that was offset by a decline in depreciation associated with demonstration units for our older products.

        Interest Expense.    Interest expense for the year ended March 31, 2008 was $54,000 compared to $1,467,000 for the year ended March 31, 2007. The decrease was primarily made up of non-cash interest expense of $979,000, included in interest expense, associated with the amortization of deferred financing costs and debenture discounts for the year ended March 31, 2007. In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for shares of Series A Preferred Stock and accordingly there was no further recognition of the amortization of the related deferred financing costs and debenture discounts. On August 8, 2007, the remaining debenture holder exchanged the debenture for shares of Series C Preferred Stock and warrants. There was no non-cash interest expense for the year ended March 31, 2008. The decrease in interest paid in cash was attributable to our recapitalization completed in May 2006 and the reduction in working capital borrowings since we raised capital through private placements in both of the second quarters of fiscal years 2008 and 2007.

        Loss on Extinguishment of Debt.    In connection with our recapitalization on May 30, 2006, all of our outstanding debentures, other than one in the principal amount of $250,000, were exchanged for shares of Series A Preferred Stock and accordingly the remaining unamortized values assigned to the related warrants and beneficial conversion feature of $832,000 were recorded as a loss on extinguishment of debt during the year ended March 31, 2007. There was no debt extinguishment for the year ended March 31, 2008.

        Other Expense.    Other expense for the year ended March 31, 2008 was ($41,000) compared to ($40,000) for the year ended March 31, 2007.

        Net Loss.    The net loss for the year ended March 31, 2008 was $7,078,000 ($0.11 per share) compared to a net loss of $6,615,000 ($0.11 per share) for the year ended March 31, 2007.

        Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the year ended March 31, 2008 was $10,855,000 compared to $10,881,000 for the year ended March 31, 2007. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the years ended March 31, 2008 and 2007 were $1,449,000 and $885,000, respectively. The current year amount is higher since it represents a full year of dividends on both the Series A and Series B Preferred Stock which were issued in the first and second quarters of fiscal 2007, as well as includes dividends for the Series C Preferred Stock issued September 21, 2007. Additionally, our convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of the Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing's commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid-in capital. Since the Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately $2,328,000 and $3,381,000 for the years ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2009. As at March 31, 2008, our working capital was $5,101,000 and our cash and cash equivalents were $733,000. From inception we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $95 million.

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

        In September 2005, we entered into a two-year $5 million credit facility with a commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). On March 28, 2008, the maturity date for borrowings was extended to March 30, 2009. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including that we have a minimum tangible net worth of at least $3,750,000 at all times and a minimum excess availability of $750,000. As of June 2, 2008, we were in compliance with such covenants. As of June 2, 2008, there were $445,000 borrowings outstanding under this amended credit facility.

        In September 2007, we issued 14,774,000 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $7,387,000 and warrants to purchase 7,387,000 shares of our common stock. The proceeds from this offering are being used for working capital and general corporate purposes.

        We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix and its affiliates will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for the next 12 months. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2008	2007
	(in thousands of US dollars)
Cash used in operating activities	$(6,165)	$(3,339)
Cash used in investing activities	(1,113)	(567)
Cash provided by financing activities	6,300	5,561
Cash and cash equivalents	733	1,711

        Cash used in operating activities in fiscal year 2008 was $(6,165,000) as compared to $(3,339,000) in fiscal 2007, an increase of $(2,826,000). The increase in the use of cash for the year ended March 31, 2008, as compared to the prior period, was primarily due to an increase in the net loss, net of items not affecting cash, of $(1,820,000) and less favorable timing of receivable collections of $(1,124,000).

        Cash used in investment activities consists of additions to fixed assets, principally tooling and test equipment for our new products, and demonstration units.

        Cash provided by financing activities for the years ended March 31, 2008 and 2007 was $6,300,000 and $5,561,000, respectively. Cash provided by financing activities for the year ended March 31, 2008 consisted of net proceeds from the private placement of Series C Preferred Stock. For the year ended

March 31, 2007, cash provided by financing activities was from the private placements of Series A and Series B Preferred Stock and common stock, a reduction of borrowings from our revolving credit facility and also included proceeds from the issuance of debentures subsequently exchanged for Series A Preferred Stock.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-28 of this annual report and incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Not applicable.

Item 9A(T).    Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commissions rules and forms.

(b)
Management's report on internal control over financial reporting.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-K.

(c)
Changes in internal control over financial reporting.

        As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        During our fourth quarter of fiscal 2008, we entered into a purchase and distribution agreement with Pegatron, the multi-billion dollar spin-off of Taiwan-based ASUS. Under the terms of our agreement with Pegatron, Pegatron provides us with design, manufacturing, distribution and support services related to our ruggedized mobile personal computer notebooks. Our purchase price of the products produced by Pegatron is determined based on the specific configuration of the notebook being produced and is subject to a cost reduction program. We provide Pegatron with a six month rolling forecast of the products we anticipate ordering and the required delivery dates. Pegatron is responsible for shipping the product on the date and in the quantities identified in the purchase order. Although Pegatron has no obligation to meet requested increases in excess of certain stated percentages, if products ordered during any quarter exceed the volume projected in the forecast, Pegatron has agreed to use its best efforts to meet such increased orders in accordance with our forecast updates.

        Pegatron has provided several warranties to us, including that the materials and components used in the product are new (including those materials and components obtained from Pegatron's vendors and subcontractors), that each product is free from defects in material, workmanship and design, that the product is free from any liens, encumbrances or defects in title and that the product complies with all specifications, drawings, samples and descriptions. Under the terms of our agreement with Pegatron, Pegatron agrees not to produce, manufacture or sell for itself or for any of its other customers any product that has the look and feel, with regards to physical styling, of our products.

        The term of the agreement is for three years and expires on December 6, 2010, but automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the expiration of any renewal term. Either party may terminate the Pegatron Agreement at any time for any reason upon three months notice to the other party.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of our company as of May 31, 2008:

Name	Age	Positions with our Company
Philip S. Sassower	68	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	50	President and Chief Operating Officer
Michael J. Rapisand	48	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	47	Vice President of Engineering
Gregory E. Arends	49	Chief Technology Officer
Randy Paramore	51	Vice President of Supply Chain
Francis J. Elenio	41	Director
Andrea Goren	40	Director
Thomas F. Leonardis	63	Director
Brian E. Usher-Jones	62	Director

        Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has been a director of our company and served as Chairman of the Board of Directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. Mr. Sassower served as Chairman of the Board of Communication Intelligence Corp., an electronic signature solution provider, from 1998 to 2002 and Chairman of the Board of Newpark Resources, Inc., an environmental services company, from 1987 to 1996. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal shareholder.

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

        Michael J. Rapisand has served as our Chief Financial Officer and Corporate Secretary since August 2004. Prior to joining our company, Mr. Rapisand served as Chief Financial Officer of TippingPoint Technologies, Inc., a network-based security hardware manufacturer, from October 2002 to March 2004. Prior to that, Mr. Rapisand served as Chief Financial Officer and Vice President of ThinkWell Corporation, a publishing company, from October 2001 to September 2002. From March 1997 to July 2001, Mr. Rapisand served as Finance Director of Dell Inc. Mr. Rapisand served as a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products from October 2006 to March 2008.

        Bryan J. Bell became our Vice President of Engineering in May 2008. Prior to joining our company, Mr. Bell was Vice President of Operations at Sirific Wireless since February 2003. Sirific develops solutions for 3.5G multi-mode, multi-band mobile cellular and broadband data for notebook computers. From October 2000 to February 2003, he was DSL Engineering Team Leader at Texas Instruments. From February 1997 to October 2000, Mr. Bell was the Vice President and General Manager of the notebook computer business of Acer Advanced Labs, Inc.

        Gregory E. Arends was appointed as our Chief Technology Officer in May, 2008 and prior to such appointment, served as our Vice President of Engineering since March 2006. Prior to joining our company, Mr. Arends was Engineering Manager at Grayhill, Inc., a manufacturer of switches, keypads and mobile computers, from February 2002 to March 2006.

        Randy Paramore has served as our Vice President of Supply Chain since December 2007. Mr. Paramore joined us in June 2006 as our Director of Supply. Prior to joining us, Mr. Paramore was Vice President of Supply Chain and Customer Service Operations at Alienware, a manufacturer of high-performance computer gaming systems, from 2004 to 2006. Mr. Paramore started his career in 1989 at Compaq Computer Corp., which was subsequently acquired by The Hewlett-Packard Company in 2002. Mr. Paramore rose to the level of Senior Manager of Service Project Management and Hardware Delivery at Hewlett-Packard and served in that position from 2003 to 2004.

        Francis J. Elenio has been a director of our company since November 2007. Mr. Elenio is Chief Financial Officer of Premier Wealth Management, Inc., a wealth management company focused on medium and high net worth individuals, and has served in that position since September 2007. In addition, Mr. Elenio is Chief Financial Officer of Wilshire Enterprises, Inc., a real estate investment and management company, and has served in that position since September 2006. Previously, Mr. Elenio was Chief Financial Officer of WebCollage, Inc., an internet content integrator for manufacturers, from March 2006 through August 2006. From November 2005 through March 2006, Mr. Elenio was interim Chief Financial Officer of TWS Holdings, Inc., a business process outsourcing company. From April 2004 until November 2005, Mr. Elenio was Chief Financial Officer and Director for Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers. From January 1999 to August 2003, Mr. Elenio served as Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc., a provider of wireless communications products and services.

        Andrea Goren has been a director of our company since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren is a Director of The Fairchild Corporation. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, our principal shareholder.

        Thomas F. Leonardis has been a director of our company since June 2005. Mr. Leonardis has been President and Chief Executive Officer of Ember Industries, Inc., a contract electronics manufacture, since November 2001. Mr. Leonardis served as a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products, from November 2001 to March 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2008 fiscal year.

Code of Ethics

        We have adopted a code of ethics that applies to the members of our board of directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees. A copy of our code of ethics is available, without charge, upon written request directed to the Chief Financial Officer, Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728.

Audit Committee

        The members of our Audit Committee are Brian E. Usher-Jones, Francis J. Elenio and Thomas Leonardis. Our Board of Directors has determined that Brian E. Usher-Jones meets the criteria of an "audit committee financial expert" as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. Mr. Usher-Jones is an independent director as defined under the rules of The Nasdaq Stock Market. Mr. Usher-Jones' background and experience include being a chartered accountant and Chief Financial Officer of Nesbitt Thomson and Company, LTD.

Item 11.    Executive Compensation

Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal years ended March 31, 2008 and 2007, such officers are referred to herein as the "named executive officers."

Name and Principal Position	Year	Salary US($)	Bonus US($)		Option Awards US($)(1)	All Other Compensation US($)		Total US($)
Philip S. Sassower— Chief Executive Officer(2)	2008 2007	— —	— —		54,000 47,542	7,500 3,750	(3) (3)	61,500 51,292
Mark Holleran— President and Chief Operating Officer	2008 2007	250,000 230,743	148,940 147,934	(4) (4)	296,689 211,661	— 60,059	(5)	694,787 650,397
Michael J. Rapisand— Chief Financial Officer	2008 2007	180,000 167,010	— 50,400	(6)	105,723 47,542	— —		285,723 264,952

(1)
Option award amounts included in this table reflect the compensation cost for the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model.

(2)
Mr. Sassower does not receive a salary in connection with his services as our Chief Executive Officer. Mr. Sassower is the Chairman of our Board of Directors.

(3)
Represents fees paid to Mr. Sassower for attending meetings of our Board of Directors

(4)
Under the terms of Mr. Holleran's Management by Objective (MBO) plan, in fiscal years 2008 and 2007, he had the opportunity to earn a cash bonus of up to 100% of his base salary ($250,000) based on the achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), new product development (15%), additional financings (10%), retention of staff (7.5%) and hiring new employees (7.5%). For purposes of our named executive officers' MBO plans, we define EBITDA as earnings before, interest, taxes, depreciation, amortization and non-cash transactions (such as stock compensation expense, services paid with stock and amortization of values assigned to warrants issued in financings). Mr. Holleran's bonuses in fiscal years 2008 and 2007 were based on his efforts in managing our sales team and he did not earn any compensation under his MBO plan.

(5)
Represents reimbursement for actual out-of-pocket relocation costs incurred by Mr. Holleran.

(6)
Represents bonus compensation earned by Mr. Rapisand pursuant to his MBO plan. Under the terms of Mr. Rapisand's MBO plan in fiscal year 2008, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of objectives in the following weighted categories: revenues (50%), EBITDA performance (25%) and additional financings (25%). The objectives under Mr. Rapisand's MBO plan were not achieved in fiscal 2008 and no bonus was earned. Under the terms of Mr. Rapisand's MBO plan in fiscal year 2007, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), additional financings (20%) and completion of our corporate migration (20%). In fiscal 2007, objectives under his MBO plan were partially achieved and a partial bonus was earned.

  Elements of Our Compensation Program

        The compensation of our executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. Our executives' compensation has three primary components: base salary; an annual cash incentive bonus; and equity-based compensation. In addition, we provide our executives with benefits that are generally available to our salaried employees.

        As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help our company grow, we must do so within budgetary constraints. We reward outstanding performance with cash bonuses which in large part are based on financial measures, such as revenue and EBITDA targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation as we believe equity compensation provides an incentive to our executive officers to build value for our company over the long-term and aligns the interests of our executive officers and shareholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives while remaining within our budgetary constraints and also creating cash incentives which reward company-wide and individual performance and aligning the interests of our executive officers with those of our shareholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

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

        During our 2007 fiscal year, the base salary of Mark Holleran, our President and Chief Operating Officer, was increased from $200,000 to $250,000 after his relocation from Canada to Austin, Texas, pursuant to the terms of his employment agreement. Also during our 2007 fiscal year, Michael J. Rapisand, our Chief Financial Officer, received a merit increase in his base salary from $145,000 to $180,000. There were no changes in these salary amounts in our 2008 fiscal year.

        Cash Incentive Bonuses.    Our executive officers are eligible for annual incentive bonuses if they meet key financial and operational objectives. The payment of cash incentive bonuses to executive officers is within the discretion of our compensation committee and is based on our compensation committee's assessment of the performance of the company and each executive officer measured in large part against financial objectives, strategic goals and corporate milestones. These financial, strategic and corporate objectives include revenue and EBITDA targets, product development objectives and corporate milestones such as the completion of financings. Our compensation committee may in its discretion award a cash incentive bonus to an executive officer for partial achievement of such executive officer's objectives. The total amount of the cash incentive bonus available to an executive officer is either based upon a percentage of such executive officer's base salary or a fixed dollar amount. Bonuses are reviewed by the compensation committee on an annual basis. Furthermore, in recognition of an executive officer's exceptional performance our board of directors may award a performance bonus in excess of that executive officer's maximum cash incentive bonus.

        Each of our named executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan as discussed in footnotes four and six in the summary compensation table for fiscal years 2008 and 2007.

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

        We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We grant stock options at regularly scheduled meetings of our board of directors or at special meetings. The authority to make equity grants to our executive officers rests with our board of directors, although, as noted above, our board of directors does, in determining the grants of equity awards, consider the recommendations of our Chief Executive Officer and other members of senior management. All stock options granted have an exercise price equal to or greater than the closing price of our common stock on the date that the grant action occurs.

        With respect to establishing compensation for our executive officers, we do not have any formal policies in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of our company's performance. In addition, we have no policies regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which such award or payment was based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

        With respect to newly hired employees, our practice is typically to make stock grants at the first meeting of our board of directors following such employee's hire date. We do not have any program, plan or practice to time stock options grants with the release of material non-public information. We do not time, nor do we plan to time, the release of material non-public information for the purposes of affecting the value of executive compensation.

        On August 29, 2006, our board of directors awarded to our named executive officers and directors a grant of options intended to compensate them for the dilution to their previous issued options which occurred as a result of our May 2006 recapitalization, pursuant to which we issued over 55.5 million shares of Series A Preferred Stock in exchange for approximately $18.9 million of debt.

        On December 19, 2007, our board of directors awarded options to purchase 3,400,664 shares of common stock to our employees. The award was intended to align such executive's equity compensation with market levels based upon a compensation study performed by an independent third party for the compensation committee of the board.

  Employment Agreements

  Mark Holleran

        On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement is for a period of two years, and may be renewed for additional one year periods. In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary, currently of $250,000 per year, subject to any increase as may be approved by our board of directors. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance. In connection with entering into the employment agreement, Mr. Holleran received options to purchase 1.2 million shares of common stock with an exercise price of $0.34 per share. The options received vest in equal annual installments over a period of three years commencing on June 30, 2006. As part of this grant, Mr. Holleran agreed to the extinguishment of any options previously granted to him that did not vest on or before June 22, 2006.

        Mr. Holleran is also eligible to participate in a transaction bonus pool in the event of the sale of our company during the term of Mr. Holleran's employment agreement. The amount of the transaction bonus pool will be based upon the total consideration received by our shareholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool.

        As part of the employment agreement, we agreed to reimburse Mr. Holleran up to $80,000 of his expenses incurred in connection with his relocation from Toronto, Canada to Austin, Texas. The actual amount incurred was $60,059, which was paid in fiscal 2007. We also agreed that if we terminate Mr. Holleran's employment without cause during the term of his employment agreement, in addition to any payments due to him under the terms of the agreement, we will reimburse Mr. Holleran up to $80,000 of his expenses incurred in connection with his relocation back to Canada. The employment agreement also contains customary non-compete, non-solicitation, non-disparagement and confidentiality provisions.

  Severance and Change in Control Benefits

        Mark Holleran, our President and Chief Operating Officer, has a provision in his employment agreement that gives him severance benefits if his employment is terminated without cause. In addition, his employment agreement provides for the acceleration of his then unvested options following a change in control of our company. Mr. Holleran will also receive a transaction bonus if our company is sold during the term of his employment. The amount of the transaction bonus will be based upon the total consideration received by our shareholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool that is eligible to be paid to our executives. In addition, under the terms of our transaction bonus pool, if our company is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30%, our Vice President of Engineering, Bryan J. Bell, will receive 5% and the remaining 15% will be distributed among our senior management team as decided by our board of directors.

        We have chosen to provide these benefits to our executives because we believe we must remain competitive in the marketplace. These severance and acceleration provisions and estimates of these change of control and severance benefits are described in the section entitled "—Estimated Payments and Benefits Upon Termination or Change in Control" below.

  Pension Benefits

        We do not sponsor any qualified or non-qualified defined benefit plans. We do maintain a 401(k) plan for our employees, including our executive officers; however, we do not match contributions made by our employees, including contributions made by our executive officers.

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

  Impact of Regulatory Requirements

        Deductibility of Executive Compensation.    Our executive officers' MBO plans and our stock option plan do not currently provide compensation that qualifies as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year that is attributable to one of those arrangements would not currently be deductible for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as "performance-based compensation" within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences.

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

  Role of the Executive Officers in Determining Executive Compensation

        The compensation of our Chief Executive Officer (Philip S. Sassower) and President and Chief Operating Officer (Mark Holleran) is determined by our compensation committee. Mr. Sassower does not receive a salary in connection with his services as Chief Executive Officer. Mr. Holleran has no role in determining his own compensation. Our compensation committee consults with Mr. Sassower in connection with Mr. Holleran's compensation and with Mr. Sassower and Mr. Holleran with respect to the compensation for our other executive officers.

Outstanding Equity Awards at 2008 Fiscal Year-End

        The following table sets forth the equity awards outstanding at March 31, 2008 for each of the named executive officers.

Name	Number of Securities Exercisable	Number of Securities Unexercisable		Option Exercise Price C($)			Option Expiration Date
Philip S. Sassower— Chief Executive Officer	100,000 100,000	50,000 100,000	(1) (2)	$ $	0.93 0.44		06/21/2010 08/29/2011
Mark Holleran— President and Chief Operating Officer	175,000 78,334 113,334 400,000 522,22355 —	— — — 800,000 1,044,445 1,866,664	(3) (4) (5) (6)	$ $ $ $ $ $	0.46 0.56 0.93 0.38 0.44 0.50	(6)	05/20/2008 01/06/2010 06/21/2010 06/30/2011 08/29/2011 12/19/2012
Michael J. Rapisand— Chief Financial Officer	64,459 372,701 91,717	476,362	(7)	$ $ $	1.12 0.56 0.44		08/11/2009 01/06/2010 08/29/2011

(1)
50,000 options vest on June 21, 2008.

(2)
50,000 options vest on August 29, 2008 and 50,000 options vest on August 29, 2009.

(3)
Such options expired, unexercised, on May 20, 2008.

(4)
400,000 options vest on June 30, 2008 and 400,000 options vest on June 30, 2009.

(5)
522,223 options vest on August 29, 2008 and 522,222 options vest on August 29, 2009.

(6)
622,222 options vest on December 19, 2008, 622,221 options vest on December 19, 2009 and 622,221 options vest on December 19, 2010. The exercise price for these options is in United States dollars.

(7)
230,493 options vest on August 29, 2008 and 245,869 options vest on August 29, 2009.

  Estimated Payments and Benefits Upon Termination or Change in Control

  Holleran Employment Agreement

        The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment terminated as of the March 31, 2008, the last business day of our last fiscal year. If Mr. Holleran's employment is terminated by us without cause, as a result of his death or disability, by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$148,437	(5)
Benefits and Perquisites:	$92,024	(6)

(1)
For purposes of Mr. Holleran's employment agreement, "cause" includes, among other things, (i) his willful failure to perform his duties under his employment agreement, (ii) any intentional act of fraud, embezzlement or theft involving more than a nominal amount of our assets or property, (iii) any material damage to our assets, business or reputation resulting from his intentional or grossly negligent conduct, (iv) his intentional wrongful disclosure of material confidential information, (v) his intentional engagement in competitive activity which would constitute a breach of his employment agreement and/or his duty of loyalty, (vi) his intentional breach of any material employment policy, or (vii) his ineligibility for any reason to work lawfully in the United States for a period of four consecutive months.

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

(5)
Under the terms of Mr. Holleran's employment agreement, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.

(6)
Represents payments of $1,002 a month to pay the cost of Mr. Holleran's continued participation in our group health plans under COBRA during the 12-month severance period and a maximum of $80,000 which Mr. Holleran is entitled to be reimbursed for his relocation costs back to Canada.

  Change in Control Benefits

        Under the terms of our Share Option Plan, which we also refer to as our Plan, upon a change in control of our company all outstanding options will immediately vest and become exercisable. A "change of control" means the occurrence of (i) a person, including the person's affiliates and any other person acting jointly or in concert with that person, becoming the beneficial owner of, or exercising control over, more than 50.1% of the total voting power of our common stock; or (ii) our company consolidating with, or merging with or into, another person or selling, transferring, leasing or otherwise disposing of all or substantially all of our assets to any person, or any person consolidating with, or merging with or into, our company, in any such event pursuant to a transaction in which our outstanding shares of common stock are converted into or exchanged for cash, securities or other property, except for any such transaction in which the holders of our then outstanding common stock receive voting securities, or securities exchangeable at the option of the holder into voting securities, of the surviving person which constitute a majority of the voting securities.

        The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2008, the last business day of our 2008 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,000,462	(4)	—	(5)
Michael J. Rapisand—Chief Financial Officer	$600,277	(6)	—	(7)

(1)
Our named executive officers (except for Philip S. Sassower) are eligible to participate in a transaction bonus pool designed to incentivize and reward our executives who are employed by us upon the sale of our company. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $0.34 and 10% of the remaining per share consideration received through such sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. For example, if a sale of our company is completed and each holder of our common stock will receive $1.00 per share after transaction expenses, the transaction bonus pool will be equal to 5% on the first $0.34 per share and 10% on the balance per share ($0.66 per share). The participation in the transaction bonus pool will be allocated as follows: 50% to Mark Holleran, our President and Chief Operating Officer, 30% to Michael J. Rapisand, our Chief Financial Officer, 5% to Bryan J. Bell, our Vice President of Engineering and the balance to our then current senior management team, as decided by our board of directors, in consultation with Mr. Holleran.

(2)
Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)
Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.28 per share, which represents the closing price of our common stock on March 31, 2008 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada's closing exchange rate, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

(4)
Assuming (i) a per share sales price of $0.28, which represents the closing price of our common stock on March 31, 2008 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada's closing exchange rate, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,000,923. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)
Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.28 per share, which represents the closing price of our common stock on March 31, 2008 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada's closing exchange rate, the exercise price of all of the options held by such executive officer would be at or below the market price and thus the accelerated options would have a value of nil.

(6)
Assuming (i) a per share sales price of $0.28, which represents the closing price of our common stock on March 31, 2008 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada's closing exchange rate, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,000,923. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

(7)
Pursuant to the terms of our Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.28 per share, which represents the closing price of our common stock on March 31, 2008 as reported by the Toronto Stock Exchange, converted into U.S. dollars based upon the Bank of Canada's closing exchange rate, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

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

Fiscal Year 2008 Director Compensation

        The following table sets forth compensation information for the Company's directors, who are not named executive officers, for our fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Brian E. Usher-Jones	7,500	15,500	23,000
Andrea Goren	7,500	54,000	61,500
Thomas F. Leonardis	7,500	54,000	61,500
Frank Elenio	2,250	6,667	8,917

Stock Option Plan

        We maintain a stock option plan (which we refer to as the Plan), the purpose of which is to attract, retain and motivate eligible persons whose contributions are important to our success and to advance the interests of our company by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company.

        Pursuant to the Plan, our board of directors is authorized, from time to time in its discretion, to issue to directors, officers, employees and consultants of our company and its affiliates options to acquire common stock of our company at such prices as may be fixed by our board of directors at that time; provided, however, that the option exercise price will in no circumstances be lower than the market price of our common stock at the date the option is granted. Options granted under the Plan are generally non-assignable, are exercisable for a term not exceeding 10 years and generally vest over a three year period in three annual installments, as determined by our board of directors.

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

        We currently have 30,900,000 shares of common stock reserved for issuance under the Plan, which represents approximately 19.5% of our total issued and outstanding shares of common and preferred stock.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,329,668	C$	0.51	16,048,947
Equity compensation plans not approved by security holders	N/A		N/A	—
Total	14,329,668	C$	0.51	16,048,947

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficially ownership of our capital stock as of May 31, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our"named executive officers" and (iv) our directors and executive officers as a group.

				Series A Preferred Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
	Common Stock Beneficially Owned
				Number of Shares of Series A Preferred Stock			Number of Share of Series B Preferred Stock		Number of Shares of Series B Preferred Stock
Name of Beneficial Owner(1)	Number of Shares of Common Stock(2)		Percentage of Class(3)			Percentage of Class(4)		Percentage of Class(5)		Percentage of Class(6)	Percentage of Combined Classes(7)
Philip S. Sassower	4,539,386	(8)	6.4%	13,676,370	(24)	21.6%	—	—	—	—	11.4%
Mark Holleran	1,513,891	(9)	2.1%	—		—	—	—	—	—	*
Michael J. Rapisand	635,001	(10)	*	147,059		*	—	—	—	—	*
Bryan J. Bell	—		—	—		—	—	—	—	—	—
Gregory E. Arends	500,000	(11)	*	—		—	—	—	—	—	*
Randy Paramore	300,000	(12)	*	—		—	—	—	—	—	*
Brian E. Usher-Jones	513,750	(13)	*	—		—	—	—	—	—	*
Andrea Goren	920,000	(14)	*	—		—	—	—	—	—	*
Thomas F. Leonardis	250,000	(15)	*	—		—	—	—	—	—	*
Frank Elenio	—		—	—		—	—	—	—	—	—
Phoenix Venture Fund LLC 110 East 59th Street New York, NY 10022	5,008,337	(16)	7.0%	31,032,014	(25)	49.1%	—	—	3,320,000	21.7%	24.6%
Alex and James Goren 150 East 52nd Street New York, NY 10022	3,247,496	(17)	4.6%	4,357,708	(26)	6.9%	—	—	—	—	4.8%
JAM Capital Assoc. LLC 112 W 56th New York, NY 10019	1,459,461	(18)	2.1%	1,130,137		1.8%	—	—	1,000,000	6.5%	2.3%

William Freas c/o Joseph Gunnar & Co. 30 Broad Street New York, NY 10004	267,208		*	—		—	2,941,177	30.7%	—	—	2.0%
James J O'Donnell 845 UN Plaza New York, NY 10017	1,137,116	(19)	1.6%	780,655		1.2%	—	—	900,000	5.9%	1.8%
Keith Guenther 25391 Commercenter Dr Ste 200 Lake Forest, CA 92630	1,173,817	(20)	1.7%	—		—	—	—	840,000	5.5%	1.3%
Harmir Realty Co 12 E 49th New York, NY 10017	812,628	(21)	1.1%	—		—	—	—	1,070,000	7.0%	1.2%
Fifty-Ninth Street Investors LLC 110 E 59th Street New York, NY 10022	547,061	(22)	*	—		—	—	—	1,000,000	6.5%	1.0%
Ross Irvine c/o Sky Capital LLC 110 Wall Street New York, NY 10005	189,184		*	—		—	1,000,000	10.4%	—	—	*
Adrian Maginnis 21 Ravranet Rd Lisburn, Country Atrium BT27 5NB	40,591		*	—		—	500,000	5.2%	—	—	*
All directors and executive officers as a group (10 persons)	8,512,028	(23)	11.4%	13,823,429	(27)	21.9%	—	—	—	—	13.6%

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

(2)
Options and warrants exercisable within 60 days of May 31, 2008 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)
Based on 70,140,669 shares of common stock issued and outstanding as of May 31, 2008.

(4)
Based on 63,178,777 shares of Series A Preferred Stock issued and outstanding as of May 31, 2008.

(5)
Based 9,588,513 shares of Series B Preferred Stock issued and outstanding as of May 31, 2008.

(6)
Based 15,274,000 shares of Series C Preferred Stock issued and outstanding as of May 31, 2008.

(7)
Based on 70,140,669 shares of common stock, 63,178,777 shares of Series A Preferred Stock, 9,588,513 shares of Series B Preferred Stock and 15,274,000 shares of Series C Preferred Stock issued and outstanding as of May 31, 2008.

(8)
Includes 2,229,676 shares of common stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 250,000 shares of common stock that Mr. Sassower has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008, 660,000 shares of common stock that Mr. Sassower has the right to control under outstanding warrants exercisable within 60 days after May 31, 2008, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares, and 330,414 shares of common stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust. Does not include 5,008,337 shares of common stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(9)
Includes 1,513,891 shares of common stock that Mr. Holleran has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(10)
Includes 621,352 shares of common stock that Mr. Rapisand has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(11)
Includes 500,000 shares of common stock that Mr. Arends has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(12)
Includes 300,000 shares of common stock that Mr. Paramore has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(13)
Includes 100,000 shares of common stock that Mr. Usher-Jones has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(14)
Includes 250,000 shares of common stock that Mr. Goren has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008 and 660,000 common shares that Mr. Goren has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares. Does not include 5,008,337 shares of common stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(15)
Includes 250,000 shares of common stock that Mr. Leonardis has the right to acquire under outstanding options exercisable within 60 days after May 31, 2008.

(16)
Includes 1,660,000 shares of common stock that Phoenix Venture Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008. Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(17)
Consists of 2,018,643 shares of common stock owned of record by JAG Multi Investment LLC and 1,228,853 shares of common stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(18)
Includes 500,000 shares of common stock that JAM Capital Associates LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008.

(19)
Includes 450,000 shares of common stock that James O'Donnell has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008.

(20)
Includes 420,000 shares of common stock that Keith Guenther has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008.

(21)
Includes 535,000 shares of common stock that Hamir Realty Co. has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008.

(22)
Includes 500,000 shares of common stock that Fifty-Ninth Street Investors has the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008.

(23)
Includes 3,692,768 shares of common stock our directors and executive officers have the right to acquire under outstanding options exercisable within 60 days after May 31, 2008 and 660,000 shares of common stock our directors and executive officers have the right to acquire under outstanding warrants exercisable within 60 days after May 31, 2008. Does not include 5,008,337 shares of common stock beneficially owned by Phoenix Venture Fund LLC, in which Philip S. Sassower and Andrea Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(24)
Includes 5,171,847 shares of Series A Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC and 7,135,973 shares of Series A Preferred Stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, entities controlled by Mr. Sassower. Does not include 31,032,014 shares of Series A Preferred Stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(25)
Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(26)
Consists of 3,259,723 shares of Series A Preferred Stock owned of record by JAG Multi Investment LLC and 1,097,985 shares of Series A Preferred Stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(27)
Does not include 31,032,014 shares of Series A Preferred Stock beneficially owned by Phoenix Venture Fund LLC, in which Philip S. Sassower and Andrea Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        On April 21, 2006, we entered into a financing agreement with Phoenix pursuant to which Phoenix agreed, at its sole discretion, to provide us with up to $5 million in financing. In connection with this financing, we issued a $1 million 10% secured debenture to Phoenix, which had a maturity date of June 30, 2006. The debenture (including accrued and unpaid interest) was exchanged for 2,970,185 shares of Series A Preferred Stock in connection with the completion of our May 2006 recapitalization. The remaining $4 million balance under the financing could be funded at any time through June 30, 2006 (subsequently amended to July 31, 2006), in Phoenix's sole discretion, through the issuance of additional shares of Series A Preferred Stock, at a purchase price of $0.34 per share, to Phoenix and /or its assigns. Phoenix later assigned its right to purchase $2,703,800 of the remaining $4 million debentures to non-affiliated third parties (except for $50,000 which was assigned to Michael J. Rapisand, our Chief Financial Officer). In connection with our May 2006 recapitalization, these debentures were subsequently exchanged for 7,952,353 Series A Preferred Stock, including 147,059 shares of Series A Preferred Stock issued to Mr. Rapisand.

        On April 21, 2006, we entered into a purchase and exchange agreement with Phoenix and other debenture holders, whereby the debenture holders agreed to exchange their outstanding debentures for our Series A Preferred Stock at the rate of one share for every $0.34 of principal and accrued and unpaid interest. On May 30, 2006, we completed a recapitalization, pursuant to which approximately $18.9 million of indebtedness, representing all of our outstanding 10% secured debentures, including accrued interest (except for one debenture in the aggregate principal amount of $250,000), was exchanged for 55,520,542 shares of our Series A Preferred Stock. Pursuant to this recapitalization, we issued 45,012,677 shares of Series A Preferred Stock to Phoenix, the Sassower Trust, Mr. Sassower and Phoenix Enterprises Family Fund LLC, another entity controlled by Mr. Sassower, in exchange for debentures in the aggregate principal amount of $14,307,500, and 2,497,976 shares of Series A Preferred Stock to JAG Multi Investments LLC (which we refer to as JAG), an entity affiliated with Alex Goren, the father of Andrea Goren, in exchange for debentures in the aggregate principal amount of $820,000. Furthermore, as part of the recapitalization, we issued 1,097,985 shares of Series A Preferred Stock to Goren Brothers LP, an affiliated entity of Alex Goren, in exchange for debentures in the aggregate principal amount of $360,000, which debentures were originally issued in November 2002.

        In September 2007, we issued 3,320,000 shares of Series C Preferred Stock and warrants to purchase 1,660,000 shares of our common stock to Phoenix for $1,660,000. The shares of Series C Preferred Stock are convertible at any time at the option of the holder, subject to adjustment for stock dividends, splits, combinations and similar events. Additionally, we issued warrants to purchase 660,000 shares of our common stock to SG Phoenix LLC, an affiliate of Phoenix. The warrants were exercisable upon issuance, at an exercise price of $0.50 per share, and will expire on September 21, 2009.

        In March 2008, Phoenix agreed to provide or arrange to provide us with additional financing, to the extent necessary, to fund our planned operations through March 31, 2009.

Director Independence

        We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Thomas Leonardis, Frank Elenio and Brian Usher-Jones are "independent directors" as defined under the rules of The Nasdaq Stock Market.

Item 14.    Principal Accounting Fees and Services.

  Principal Accountant Fees

Fee Category	Fiscal Year 2008	% of Total	Fiscal Year 2007	% of Total
Audit Fees(1)	$137,292	100%	$202,447	63%
Audit-Related Fees(2)	—		—	—
Tax Fees(3)	—		22,252	7%
All Other Fees(4)	—		98,905	30%

Total Fees	$137,292	100%	$323,604	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our company's annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audit of the Company's annual consolidated financial statements for the year ended March 31, 2008 and have fees of $117,800. All of the fees were for professional services performed for the audit of our company's annual financial statements and review of quarterly financial statements for our third quarter ended December 31, 2007, and services that are normally provided in connection with statutory and regulatory filings or engagements. Mintz & Partners performed the review of our quarterly financial statements for our first and second quarters ended June 30, 2007 and September 30, 2007 and were paid fees of $19,492. Mintz & Partners performed the audit of our annual consolidated financial statements for the year ended March 31, 2007 and were paid fees of $202,447, this amount includes $10,000 for the reissuance of their report in connection with the filing of the Form 10-K for the fiscal year ended March 31, 2008. All of the fees were for professional services performed for the audit of our company's annual financial statements and reviews of all fiscal 2007 quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
No fees were paid to PMB Helin Donovan or Mintz & Partners for assurance and related services reasonably related to the performance of the audit or review of our company's quarterly financial statements, other than Audit Fees, during the two years ended March 31, 2008.

(3)
Consists of professional services rendered by Mintz & Partners for tax compliance, tax advice and tax planning.

(4)
Mintz & Partners billed us $98,905 for services rendered with respect to our domestication.

  Pre-Approval Policy

        Consistent with SEC and PCAOB requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and other fees paid to PMB Helin Donovan or Mintz & Partners for fiscal years 2008 and 2007 were approved by our audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(1)
Financial Statements
(2)
Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A, filed on June 22, 2007, Commission File No. 000-52697)
3.2	By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K, filed on July 6, 2007)
3.3
Certificate of Designation of Series C Convertible Preferred Stock of Xplore Technologies Corp (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on August 13, 2007)
4.1
Specimen Stock Certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)
4.2
Specimen Stock Certificate for Registrant's Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)
4.3
Specimen Stock Certificate for Registrant's Series B Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)
4.4
Specimen Stock Certificate for Registrant's Series C Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1, filed on October 10, 2007, Registration Statement No. 333-146611)
10.1††
Turnkey Design and Manufacturing Agreement, by and between Xplore Technologies Corp. and Wistron Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

10.2
Intercreditor, Trade Credit Restructuring and Security Agreement, dated December 17, 2004, by and among Xplore Technologies Corp., Phoenix Venture Fund LLC, The Philip S. Sassower 1996 Charitable Remainder Annuity Trust and Wistron Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.3
December 2004 Debenture Purchase Agreement, dated December 17, 2004, by and among Xplore Technologies Corp., Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.4
Loan and Security Agreement, dated September 15, 2005, as amended, between Silicon Valley Bank and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, filed on March 19, 2007, Registration Statement No. 333-138675)
10.5	Fourth Amendment to the Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 3, 2008)
10.6*	Fifth Amendment to the Loan and Security Agreement
10.7
September 2005 Debenture Purchase Agreement, dated September 15, 2005, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.8
April 2006 Debenture Purchase Agreement, dated April 20, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.9
Exchange and Purchase Agreement, dated April 21, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.10
Relocation Agreement, dated September 6, 2005, by and between Xplore Technologies Corporation of America and Brian Groh (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.11
Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.12
Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.13		Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A, filed on December 21, 2007).
10.14	*†	Purchase and Distribution Agreement between Xplore Technologies Corp. and Pegatron Corporation dated as of December 7, 2007.
10.15		Form of Warrant to purchase shares of Company's common stock (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on September 25, 2007).
10.16		Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on September 25, 2007).
21.1
Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
31.1*		Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*		Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*		Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

†
Portions of this agreement have been omitted pursuant to a request for confidential treatment.

††
Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of June 2008.

XPLORE TECHNOLOGIES CORP.
By:	/s/ MICHAEL J. RAPISAND
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	June 5, 2008
/s/ MICHAEL J. RAPISAND Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2008
/s/ BRIAN E. USHER-JONES Brian E. Usher-Jones	Director	June 5, 2008
/s/ ANDREA GOREN Andrea Goren	Director	June 5, 2008
/s/ THOMAS F. LEONARDIS Thomas F. Leonardis	Director	June 5, 2008
/s/ FRANK ELENIO Frank Elenio	Director	June 5, 2008

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.

        We have audited the accompanying consolidated balance sheet of Xplore Technologies Corp. and subsidiary as of March 31, 2008 and the related consolidated statements of loss, stockholders' deficiency and cash flows for the year ended March 31, 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and subsidiary as of March 31, 2008, and the results of its operations and its cash flows for the year ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan

Austin, TX
June 2, 2008

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.

        We have audited the accompanying consolidated balance sheet of Xplore Technologies Corp. and subsidiary as of March 31, 2007 and the related consolidated statements of loss, stockholders' deficiency and cash flows for the year ended March 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and subsidiary as of March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ MINTZ & PARTNERS LLP
CHARTERED ACCOUNTANTS
Licensed Public Accountants

North York, Ontario
June 20, 2007

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$733	$1,711
Accounts receivable, net	4,936	4,408
Inventory	3,408	3,639
Prepaid expenses and other current assets	658	771

Total current assets	9,735	10,529
Fixed assets, net	1,094	585

	$10,829	$11,114

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,634	$5,319

Total current liabilities	4,634	5,319
Debenture	—	250

	4,634	5,569

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179 and 63,473, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,589 and 9,989, respectively	10	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274 and none, respectively	15	—
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 70,010 and 64,099, respectively	70	64
Additional paid-in capital	107,594	98,469
Accumulated deficit	(101,557)	(93,061)

	6,195	5,545

	$10,829	$11,114

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss

(in thousands, except shares and per share amounts)

	March 31, 2008	March 31, 2007
Revenue	$25,355	$34,534
Cost of revenue	17,924	24,723

Gross profit	7,431	9,811

Expenses:
Sales, marketing and support	4,840	6,094
Product research, development and engineering	4,244	2,935
General administration	5,330	5,058

	14,414	14,087

Loss from operations	(6,983)	(4,276)

Other expenses:
Interest expense	(54)	(1,467)
Loss on extinguishment of debt	—	(832)
Other	(41)	(40)

	(95)	(2,339)

Net loss	$(7,078)	$(6,615)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	(2,328)	(3,381)
Dividends attributable to Preferred Stock	(1,449)	(885)

Net loss attributable to common shareholders	$(10,855)	$(10,881)

Loss per common share	$(0.11)	$(0.11)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	(0.04)	(0.06)
Dividends attributable to Preferred Stock	(0.02)	(0.01)

Loss per share attributable to common shareholders, basic and fully diluted	$(0.17)	$(0.18)

Weighted average number of common shares outstanding, basic and fully diluted	66,257,655	59,616,950

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders' Deficiency

(in thousands of United States dollars)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Shares
									Additional Paid- in Capital	Accumulated Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount			Total
Balances, March 31, 2006	—	$—	—	$—	—	$—	57,468,387	$57	$71,491	$(85,561)	$(14,013)

Warrants exercised	—	—	—	—	—	—	454,546	1	129	—	130
Warrants issued for services	—	—	—	—	—	—	—	—	471	—	471
Issuance of common shares, net of issuance costs $38	—	—	—	—	—	—	2,848,253	3	906	—	909
Shares issued for services	—	—	—	—	—	—	244,483	—	96	—	96
Stock-based compensation	—	—	—	—	—	—	—	—	819	—	819
Issuance of Preferred Series A for debt conversion, net of issuance costs of $364	55,520,542	55	—	—	—	—	—	—	18,458	—	18,513
Issuance of Preferred Series A, net of issuance costs of $89	7,952,353	8	—	—	—	—	—	—	2,607	—	2,615
Issuance of Preferred Series B, net of issuance costs of $488	—	—	9,988,513	10	—	—	—	—	2,697	—	2,707
Preferred Series A dividend	—	—	—	—	—	—	2,766,887	3	712	(790)	(75)
Preferred Series B dividends	—	—	—	—	—	—	316,444	—	83	(95)	(12)
Beneficial conversion feature on issuance of Series A & B redeemable convertible Preferred Shares	—	—	—	—	—	—	—	—	3,381	—	3,381
Deemed dividends related to beneficial conversion feature of convertible Preferred Shares	—	—	—	—	—	—	—	—	(3,381)	—	(3,381)
Net loss	—	—	—	—	—	—	—	—	—	(6,615)	(6,615)

Balances, March 31, 2007	63,472,895	63	9,988,513	10	—	—	64,099,000	64	98,469	(93,061)	5,545

Warrants issued for services	—	—	—	—	—	—	—	—	152	—	152
Shares issued for services	—	—	—	—	—	—	280,812	—	110	—	110
Stock-based compensation	—	—	—	—	—	—	—	—	963	—	963
Issuance of Preferred Series C for debt conversion	—	—	—	—	500,000	1	—	—	249		250
Issuance of Preferred Series C, net of cash issuance costs of $1,087	—	—	—	—	14,774,000	14	—	—	6,286	—	6,300
Preferred Series A dividends	—	—	—	—	—	—	3,674,096	4	1,041	(1,079)	(34)
Preferred Series B dividends	—	—	—	—	—	—	546,367	1	156	(168)	(11)
Preferred Series C dividends	—	—	—	—	—	—	715,308	1	168	(171)	(2)
Conversion of Series A Preferred Stock into Common Stock	(294,118)	—	—	—	—	—	294,118	—	—		—
Conversion of Series B Preferred Stock into Common Stock	—	—	(400,000)	—	—	—	400,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,078)	(7,078)

Balances, March 31, 2008	63,178,777	$63	9,588,513	$10	15,274,000	$15	70,009,701	$70	$107,594	$(101,557)	$6,195

See accompany notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands of US dollars)

	Year Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(7,078)	$(6,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604	579
Provision for doubtful accounts	366	(39)
Amortization of deferred financing costs	—	979
Loss on extinguishment of debt	—	832
Stock-based compensation expense	963	819
Equity instruments issued in exchange for services	262	332
Changes in operating assets and liabilities:
Accounts receivable	(894)	244
Inventory	231	74
Prepaid expenses and other current assets	114	55
Accounts payable and accrued liabilities	(733)	(599)

Net cash used in operating activities	(6,165)	(3,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(1,113)	(567)

Net cash used in investing activities	(1,113)	(567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,750	21,325
Repayment of bank indebtedness	(4,750)	(22,997)
Proceeds on issuance of debentures	—	1,000
Proceeds on issuance of Common Shares	—	944
Net proceeds from issuance of Series A Preferred Stock	—	2,251
Net proceeds from issuance of Series B Preferred Stock	—	2,908
Net proceeds from issuance of Series C Preferred Stock	6,300	—
Proceeds from exercise of warrants	—	130

Net cash provided by financing activities	6,300	5,561

CHANGE IN CASH AND CASH EQUIVALENTS	(978)	1,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,711	56

CASH AND CASH EQUIVALENTS, END OF PERIOD	$733	$1,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$75	$339

Payments for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(in thousands of United States dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

        Xplore Technologies Corp. (the "Company"), incorporated under the laws of the state of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company's products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company's rugged computing products, the Company's end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environment not suited to traditional non-rugged computing devices. The Company's end-users are in the following markets: utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

        On June 20, 2007, the Company effected a domestication under Section 388 of the Delaware General Corporation Law pursuant to which the Company's jurisdiction of incorporation became the State of Delaware. Prior to June 20, 2007, the Company was incorporated under the federal laws of Canada.

2. SIGNIFICANT ACCOUNTING POLICIES

        The financial statements were prepared using accounting principles generally accepted in the United States of America and reflect the following significant accounting policies:

  a)
  Basis of consolidation and presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2009. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC ("Phoenix"), a significant shareholder, and its affiliates, if necessary, will be sufficient to fund the anticipated operations for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

        Comparative amounts are reclassified to conform to the current year's financial statement presentation.

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company's financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, inventory valuation,

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

warranty reserves, tooling amortization, financial instruments, stock-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management's estimates and assumptions.

  b)
  Cash and cash equivalents

        Cash and cash equivalents comprise cash and highly liquid investments with original maturities of less than ninety days.

  c)
  Inventory

        Inventory is recorded at the lower of average cost determined on a first-in-first-out basis or net realizable value. The valuation of inventory requires the use of estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold based on an assessment of expected orders for these products from the Company's customers. Additionally, the estimates reflect changes in the Company's products or changes in demand because of various factors including the market for the Company's products, obsolescence, product discontinuation, technology changes and competition.

  d)
  Fixed assets

        Fixed assets are recorded at cost. The straight line depreciation method is used to depreciate the recorded value of fixed assets over their estimated useful lives.

Fixed Asset	Estimated Useful Lives
Tooling and fixtures	2 years
Office equipment	5 years
Machine equipment	2 years
Leasehold improvements	lesser of 5 years or remaining lease term
Computer equipment	2 years
Computer software	2 years
Demonstration units	6 months

        The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

  e)
  Foreign currency translation

        The assets and liabilities of the Company's foreign subsidiaries have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations have been translated using the average exchange rate during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity as accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statement of operations as they occur.

  f)
  Revenue recognition

        The Company's revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. The Company's customers are predominantly

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

resellers. However, in limited circumstances the Company sells directly to end-users. The Company follows the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company's revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from its customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training and other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiation with the Company's customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company's products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. All warranty obligations related to recognized revenue are covered by warranty coverage agreements provided by a third party.

  g)
  Cost of revenue

        The Company's cost of revenue consists of the costs associated with manufacturing, assembling and testing its products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including the depreciation of tooling assets. The Company uses contract manufacturers to manufacture the Company's products and supporting components, and a significant portion of the Company's cost of revenue is attributable to component costs and payments to these contract manufacturers.

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

  h)
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

  i)
  Stock-based compensation

        The Company applies the fair value method of accounting for all of its employee stock-based compensation. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

period which is generally three years. See Note 9 to these consolidated financial statements for required disclosures.

  j)
  Financial instruments and credit risk

        Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, accounts receivable and unbilled receivables from customers. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts receivables are generally unsecured. With respect to accounts receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.

        Receivables are concentrated with a small number of customers. The Company maintains allowance for doubtful accounts when deemed necessary. The allowances for doubtful accounts at March 31, 2008 and March 31, 2007 were $411 and $59, respectively.

        The amounts reported for cash equivalents, accounts receivables, accounts payable, accrued liabilities and notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

  k)
  Loss per share

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

        The following securities were not considered in the earnings per share calculation:

	March 31, 2008	March 31, 2007
Series A Preferred Shares	63,178,777	63,472,895
Series B Preferred Shares	9,588,513	9,988,513
Series C Preferred Shares	15,274,000	—
Warrants	26,642,465	15,619,025
Options	14,329,668	10,660,337

	129,013,423	99,740,770

  l)
  Recent Accounting Pronouncements

        In December 2007, the FASB issued Financial Accounting Standard No. 141(R), "Business Combinations," or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R)

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that FAS 141R will have a material impact on its financial position or results of operations.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R." The statement requires companies to report the funded status of their defined benefit pension plans on the balance sheet. Changes in the funded status in the year in which the changes occur are recorded through other comprehensive income. The statement requires that companies measure plan assets and obligations as of the end of their fiscal year. The statement also requires enhanced disclosures related to defined benefit pension plans. SFAS No. 158 was effective as of the end of the company's first fiscal year ended after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on the Company's financial position or results of operations.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

3. INVENTORY

	March 31,
	2008	2007
Finished goods	$2,658	$3,174
Computer components	750	465

Total inventory	$3,408	$3,639

        Inventory sent to end-users for which revenue recognition attributes have not been completed is included in "prepaid expenses and other current assets" on the Company's consolidated balance sheets and was $141 at March 31, 2008 and $464 at March 31, 2007.

        Prepaid expenses and other current assets at March 31, 2008 include $250 representing advances to a supplier to secure the supply of components to be delivered in fiscal 2009. There were no such advances at March 31, 2007.

4. FIXED ASSETS

	March 31,
	2008	2007
Cost
Tooling and fixtures	$1,697	$1,421
Office equipment and leasehold improvements	1,386	686
Computer equipment and demonstration units	1,208	1,204
Computer software	753	665

	5,044	3,976

Accumulated depreciation
Tooling and fixtures	1,435	1,258
Office equipment and leasehold improvements	682	450
Computer equipment and demonstration units	1,180	1,108
Computer software	653	575

	3,950	3,391

Total fixed assets, net	$1,094	$585

5. BANK INDEBTEDNESS

        On September 15, 2005, the Company entered into a two year loan and security agreement with a commercial bank replacing a similar agreement with the same bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date on the financed receivable payment is received or the date the financed receivable becomes ineligible or 90 days past due. The Company is committed to pay a fee equal to .25% of the unused portion of the credit facility.

        On February 28, 2007, the Company agreed with its senior lender to modify the existing credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

5. BANK INDEBTEDNESS (Continued)

less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. On March 28, 2008 the maturity date for borrowings under this amended facility was extended to March 30, 2009. The loan agreement contains a number of financial and operational covenants. As of March 31, 2008, the Company was in full compliance with these covenants. As of March 31, 2008, there were no borrowings outstanding under the amended facility.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2008	2007
Accounts payable	$2,321	$2,778
Engineering accrual	722	645
Other accrued liabilities	1,591	1,896

Total	$4,634	$5,319

7. DEBENTURES

        The Company had issued and outstanding debentures at March 31, 2008 and March 31, 2007 as detailed in the tables below.

Short-term Debentures:

Debenture Issuance Date	Balance	New Issuances	Value Assigned to Warrants	Payments	Accretion of Non-cash Interest	Converted to Series A Preferred Shares	Balance
	March 31, 2006						March 31, 2007
September 15, 2005	$3,000	$—	$—	$—	$—	$(3,000)	$—
September 29,2005	750	—	—	—	—	(750)	—
November 7, 2005	1,250	—	—	—	—	(1,250)	—
April 21, 2006	—	1,000	—	—	—	(1,000)	—

	$5,000	$1,000	$—	$—	$—	$(6,000)	$—

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

7. DEBENTURES (Continued)

Long-Term Debentures:

Debenture Issuance Date	Balance	New Issuances	Value Assigned to Warrants	Payments	Accretion of Non-cash Interest	Converted to Shares	Balance
	March 31, 2006						March 31, 2007
	(Restated)
November 5, 2002	$4,590	$—	$—	$—	$—	$(4,590)	$—
December 6, 2002	970	—	—	—	—	(720)	250
April 9, 2003	725	—	—	—	—	(725)	—
April 29, 2003	720	—	—	—	—	(720)	—
December 17, 2004	4,518	—	—	—	482	(5,000)	—

	$11,523	$—	$—	$—	$482	$(11,755)	$250

	March 31, 2007						March 31, 2008
December 6, 2002	$250	$—	$—	$—	$—	$(250)	$—

	$250	$—	$—	$—	$—	$(250)	$—

Fiscal 2007 Debenture Issuances and Exchange of Debentures for Equity

        On April 21, 2006, the Company entered into a financing agreement with Phoenix. The Chairman and Chief Executive Officer and another Director of the Company are co-managers of the managing member of Phoenix. Under this agreement, Phoenix agreed, in its sole discretion, to provide up to $5,000 in financing to the Company through the issuance of debentures or Series A Preferred Stock. In connection with the financing on April 21, 2006, the Company initially issued a 10% secured debenture in the aggregate principal amount of $1,000 to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 shares of Series A Preferred Stock in connection with the Company's recapitalization discussed below. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 shares of Series A Preferred Stock issued to certain investors, designated by Phoenix.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

7. DEBENTURES (Continued)

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

        If any of the short-term debentures issued under the September 15, 2005 purchase agreement were not paid in full on or prior to March 31, 2006, the Company agreed to issue common share purchase warrants to the holders of such short-term debentures. The short-term debentures were not repaid and on April 10, 2006 the Company issued to the Lenders 5,235,343 warrants with an exercise price of C$0.45. The warrants were exercisable through April 10, 2008 and expired unexercised. The exercise price of the warrants was based on the average current market price of the Company's common shares for the five days before the date of issuance. The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.8%, volatility of approximately 127% and no dividends. The value of $1,329 assigned to these warrants was reflected as a separate component of shareholders' deficiency and as a deferred charge to be amortized as non-cash interest expense during the remaining term of the debentures. In connection with the Company's recapitalization, the maturity date of the short-term debentures was extended to June 30, 2006. These short-term debentures and accrued interest were exchanged for shares of Series A Preferred Stock on May 30, 2006. From the date of the modification of the short-term debentures' maturity date through May 30, 2006, non-cash interest expense of $905 was recorded to reflect the amortization of the deferred financing costs. The remaining unamortized deferred financing cost of $424 was recorded as a loss on extinguishment of debt in connection with the Company's recapitalization on May 30, 2006.

Other Information Pertaining to the Debentures

        The values assigned to warrants or the beneficial conversion features issued in connection with the debentures have been reflected as additional paid-in capital. Upon exercise of the warrants, the related value assigned to such warrants will be reclassified into share capital.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

7. DEBENTURES (Continued)

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

        For the year ended March 31, 2007, non-cash interest expense of $979 was recorded relating to the amortization of debentures discounts. There was no non-cash interest for the year ended March 31, 2008.

8. SHARE CAPITAL

        The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

Year-ended March 31, 2008

        On September 21, 2007, the Company raised $7,387 in gross proceeds through a private placement to accredited investors of 14,774,000 shares of its Series C Convertible Preferred Stock and warrants to purchase 7,387,000 shares of its common stock. The Company sold the shares of Series C Preferred Stock and warrants to the investors in Units, at a price of $0.50 per Unit. Each Unit consisted of one share of Series C Preferred Stock and one warrant to purchase one-half of one share of the Company's common stock. Phoenix, the Company's largest stockholder, purchased an aggregate of 3,320,000 Units for an aggregate purchase price of $1,660.

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

        In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix aggregate fees of $443 and issued warrants to purchase an aggregate of 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will expire on September 21, 2009. Other Series C Preferred Stock issuance cash costs as of September 30, 2007 were $844 and include a non-cash charge of $200 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $644 represents costs associated with the private placement, obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement and registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

8. SHARE CAPITAL (Continued)

        During the year ended March 31, 2008, the Company issued warrants to the investors in the private placement, certain parties in connection with the private placement and a debenture holder. In addition, on July 18, 2007, the Company entered into an agreement with a financial advisory firm to serve as a financial and strategic advisor to the Company and assist the Company in obtaining financing for its growth and product development. In exchange for these services, the Company issued to the advisor a warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.45. The warrant expires on August 8, 2010. Under the terms of the agreement, as amended, 500,000 warrant shares vested upon stockholder approval (which was received on January 15, 2008) and the remaining 2,000,000 warrant shares will vest in the sole discretion of the Company.

        The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value of $739 assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders' equity and as a deferred charge that is amortized over the warrant's vesting term. For the year ended March 31, 2008, $152 of amortization of the deferred charge was recorded as general administration expenses.

        The convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series A, Series B and Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A, Series B and Series C Preferred stockholders with an offsetting amount to additional paid-in capital. Since the Series A, Series B and Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A, Series B and Series C Preferred Stock financings. For the year ended March 31, 2008 there were non-cash charges (deemed dividends) aggregating approximately $2,328. During the year ended March 31, 2008, 294,118 shares of Series A and 400,000 shares of Series B Preferred Stock were exchanged for an aggregate of 694,118 shares of common stock.

Year-ended March 31, 2007

        On August 10, 2006, the Company issued 9,988,513 Series B Preferred Stock in a private placement for gross proceeds to the Company of approximately $3,396. The Series B Preferred Stock generally have the rights and preferences similar to the Series A Preferred Stock. The Series B Preferred Stock are convertible initially on a one-for-one basis into common stock of the Company at any time at the option of the holder, subject to adjustment for stock dividends, splits, combinations and similar events. The Series B Preferred Stock are entitled to one vote per share at meetings of the

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

8. SHARE CAPITAL (Continued)

Company's shareholders, are entitled to a cumulative 5% dividend paid quarterly in common shares, have certain protective provisions, and contain a liquidation preference over the common shares.

        For the year ended March 31, 2007, there were accrued dividends of $2,767 for the Series A Preferred Stock and $316 for the Series B Preferred Stock. The liquidation preference values of the Series A and Series B Preferred Stock was $21,581 and $3,396, respectively. The Series B Preferred Stock ranks on parity with the Series A Preferred Stock with respect to a liquidation.

        The convertible Series A and Series B Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these Series of Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the shareholders of the Preferred Stock with an offsetting amount to additional paid-in capital. Since the Preferred Stock are immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Preferred Stock financings aggregating approximately $3,381 during the year ended March 31, 2007.

        On September 25, 2006, the Company issued 2,848,253 shares of common stock on a private placement basis for gross proceeds to the Company of approximately $997.

        In connection with the Series B Preferred Stock and common stock private placements, the Company issued to a sales agent warrants to purchase 499,425 shares of common stock at an exercise price of $0.58 per share and an expiration date of August 9, 2009 and warrants to purchase 142,412 shares of common stock at an exercise price of $0.35 per share and an expiration date of September 23, 2009. The non-cash charge of $239 for the value of these warrants was recorded as issuance costs. The Company also entered into a six-month agreement with the sales agent to provide consulting services related to the Company's corporate migration to the U.S. and future financings. As part of the agreement terms, the Company issued to the sales agent warrants to purchase 499,429 shares of common stock at an exercise price of $0.58 per share and an expiration date of August 9, 2009 and warrants to purchase 142,416 shares of common stock at an exercise price of $0.35 per share and an expiration date of September 23, 2009. The non-cash charge of $239 for the value of these warrants and other cash compensation of $220 are recorded as general administration expenses over the term of the agreement.

        The warrants issued to the sales agent have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations relating to the warrants assumed a volatility of approximately 113%, a life of three years and no dividends.

Dividends

        For the year ended March 31, 2008, there were paid common stock dividends of $1,079 for the Series A Preferred Stock, $168 for the Series B Preferred Stock and $171 for the Series C Preferred Stock. For the year ended March 31, 2007, there were paid common stock dividends of $790 for the Series A Preferred Stock and $95 for the Series B Preferred Stock. As of March 31, 2008 and 2007,

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

8. SHARE CAPITAL (Continued)

there were accrued and unpaid common stock dividends of $91 and $92, respectively, for the Series A Preferred Stock, $14 and $14, respectively, for the Series B Preferred Stock and $32 and none, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $3,260 and $7,637, respectively. Each series of preferred stock ranks on parity with each other series of preferred stock with respect to a liquidation.

Warrants outstanding

        There were warrants to purchase 26,642,465 shares of common stock outstanding at March 31, 2008 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
9,100,000/9,100,000	US$	0.55	May 30, 2008	(1)
5,235,343/5,235,343	C$	0.45	April 10, 2008	(1)
998,854/998,854	US$	0.58	August 9, 2009
250,000/250,000	US$	0.50	August 8, 2009
284,828/284,828	US$	0.35	September 22, 2009
7,387,000/7,387,000	US$	0.50	September 21, 2009
886,440/886,440	US$	0.50	September 21, 2009
2,500,000/500,000	US$	0.45	August 8, 2010

(1)
Warrants were not exercised and expired.

9. STOCK-BASED COMPENSATION PLAN

        In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter. The Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, Directors and consultants to the Company. The exercise price of an option is determined at the time of grant and is to be based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a Director of the Company. The maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Share Option Plan, as amended, is not to exceed 30,900,000. The options under the plan generally vest over a 3-year period in equal annual amounts.

        The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2008 and 2007 assumed discount rates of approximately 3.3% and 4.8%, respectively, and volatility of approximately 104% and 113%, respectively, and no dividends for both years. The Company recorded compensation cost of $963 in fiscal 2008 and $819 in fiscal 2007 for option grants issued since April 1, 2003. This expense was recorded in the employee related functional classification.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

9. STOCK-BASED COMPENSATION PLAN (Continued)

        A summary of the activity in the Company's Share Option Plan during the years ended March 31, 2008 and 2007 is as follows:

	Year ended March 31,
	2008		2007
	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
Outstanding at beginning of year	10,660,337	$0.51	5,531,350	$0.91
Granted	4,113,664	$0.50	7,935,168	$0.44
Exercised	—	—	—	—
Forfeited	444,333	$0.52	2,806,181	$1.05

Outstanding at end of year	14,329,668	$0.51	10,660,337	$0.51

        At March 31, 2008, the total number of shares of common stock issued in connection with the exercise of options is 521,385 since the inception of the Share Option Plan.

        A summary of the options outstanding and exercisable as at March 31, 2008 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices Cdn$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.23–0.38	2,364,000	3.2	675,335	3.2
$0.40–0.49	5,906,002	2.8	2,352,912	2.8
$0.50–0.56	4,956,832	1.8	1,274,171	1.8
$0.65–1.18	833,834	2.0	651,837	2.0
$1.24–1.85	269,000	0.7	269,000	0.7

	14,329,668	3.4	5,223,255	2.4

        During the year ended March 31, 2008, grants in the amount of 200,000 shares of common stock were issued to non-executive Directors of the Company at an exercise price of C$0.37. During the year ended March 31, 2007, grants in the amount of 600,000 shares of common stock were issued to non-executive Directors of the Company at an exercise price of C$0.44. The fair value of these shares were expensed during the period issued.

        Compensation expense for the stock plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at March 31, 2008 was zero as the fair value of the Company's common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at March 31, 2008 was $1,710 to be recognized over the next three years.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

10. INCOME TAXES

        The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2008	2007
Deferred income tax assets:
Net operating losses	$24,324	$23,144
Accrued liabilities	401	177
Inventory allowance	333	403
Other items	144	21
Valuation allowance	(25,202)	(23,745)

Deferred tax asset	$—	$—

        The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2008	2007
Combined basic US and Canadian statutory rates, respectively	35%	37%

Recovery of income taxes based on the above rates	$(2,477)	$(2,448)
Increase in income taxes resulting from:
Permanent difference—stock compensation	337	303
Permanent difference—financing fees	53	671
Effect of differences between US and foreign tax rates	—	30
Expiration of net operating losses	630	—
Change in valuation allowance	1,457	1,444

Provision for income taxes	$—	$—

        The Company has accumulated net operating losses for income tax purposes totaling approximately $69,496, which under certain conditions, may be carried forward and applied to reduce future year's taxable income. The potential benefit associated with these losses is not reflected in these statements as

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

10. INCOME TAXES (Continued)

management does not believe that recovery is more likely than not. The right to claim these losses expires as follows:

Expiry Year	Canada	United States	Total
2010	$3,195	$—	$3,195
2011	4,823	—	4,823
2015	2,889	—	2,889
2016	—	1,282	1,282
2017	—	737	737
2018	—	5,293	5,293
2019	—	2,978	2,978
2020	—	1,486	1,486
2021	—	3,116	3,116
2022	—	6,412	6,412
2023	—	10,746	10,746
2024	—	4,433	4,433
2025	—	7,764	7,764
2026	1,707	3,660	5,367
2027	936	2,813	3,749
2028	67	5,159	5,226

	$13,617	$55,879	$69,496

11. FINANCIAL INSTRUMENTS

  Interest rate risk

        At March 31, 2008, all of the Company's debentures bear interest at a fixed rate of 10% per annum and the Company is not exposed to future fluctuations in interest rates. At March 28, 2008, the Company entered into a loan and security agreement with a commercial bank and the interest rate has a variable component based on bank's prime rate. If the Company borrowed 100% of the facility's available line for a full year and the bank's prime rate increased by 1%, the Company's borrowing costs would increase by $80,000.

  Foreign exchange risk

        The majority of the Company's revenues and expenses are in United States dollars, foreign exchange is limited to non-U.S. dollar denominated revenues and net expenditures in Canadian dollars, which represents none and 2% of revenues and less than 1% and 3% of net expenditures in each of the years ended March 31, 2008 and 2007, respectively.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

  Credit risk

        The Company's exposure to accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2008	$4.9	2	30% and 13%	43%
2007	$4.4	2	23% and 18%	41%

        The receivables representing 30% and 13% of the accounts receivable balance at March 31, 2008 were subsequently collected.

  Supplier Risk

        The Company relies on a single supplier for the majority of its finished goods. At March 31, 2008 and 2007, the Company owed $1,144 and $2,095, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2008 and 2007 were $11,286 and $16,275, respectively.

12. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless PC computing systems. The majority of the Company's revenue is derived from sales in the United States of America. Other than the Netherlands with 10% of the total revenue, no other country outside of the United States of America accounted for more than 10% of the Company's revenue for the year ended March 31, 2008. For the year ended March 31, 2007, Canada accounted for 10.7% of the total revenue.

        The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2008	2007
Revenue by country:
United States of America	$14,485	$20,069
Netherlands	$2,544	$3,427
Canada	$1,892	$3,682
All other countries	6,434	7,356

	$25,355	$34,534

        The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of sales. For the year ended March 31, 2008, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in the

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

12. SEGMENTED INFORMATION (Continued)

Netherlands. For the year ended March 31, 2007, the Company had no customers who accounted for more than 10% of total revenue. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2008	$25.4	1	10%	10%
2007	$34.5	None	—	—

13. COMMITMENTS AND CONTINGENT LIABILITIES

  a)
  Premises

        The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date was extended from May 31, 2007 to August 31, 2009. The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2009	$306
2010	$158
2011	$54

$518

  b)
  Purchase commitment

        At March 31, 2008, the Company had purchase obligations extending into fiscal 2009 of approximately $1,487 related to inventory and product development items.

  c)
  Litigation

        The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

        On April 21, 2006, the Company entered into a financing agreement with Phoenix, a significant shareholder, pursuant to which Phoenix agreed, at its sole discretion, to provide up to $5,000 in financing to the Company. In connection with the financing, the Company initially issued a $1,000 10% secured debenture to Phoenix, which had a maturity date of June 30, 2006. The debenture and related accrued and unpaid interest were exchanged for 2,970,185 shares of Series A Preferred Stock as part of the Company's recapitalization. Of the remaining $4,000 of available financing, the Company received gross proceeds of approximately $800 in June 2006 and approximately $1,904 in July 2006 in exchange for a total of 7,952,353 shares of Series A Preferred Stock issued to certain investors, designated by Phoenix.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

14. RELATED PARTY TRANSACTIONS (Continued)

        Interest expense for the fiscal years ended 2008 and 2007 was none and $230, respectively, related to borrowings from Phoenix and its affiliates. There were no outstanding debentures issued to such affiliates at March 31, 2008 and 2007.

        In connection with the Company's private placement of Series C Preferred Stock, the Company entered into a standby letter of commitment with SG Phoenix LLC ("SG Phoenix"), an affiliate of Phoenix, whereby SG Phoenix agreed to purchase or caused to be purchased up to 14 million Units, at the offering price of $0.50 per Unit, less the aggregate amount of Units sold by the Company's selling agents in the private placement. In connection with the private placement, SG Phoenix purchased or caused to be purchased 11,000,000 Units at an aggregate purchase price of $5,500 and the Company paid to SG Phoenix a fee of $330 and issued warrants to SG Phoenix to purchase an aggregate of 660,000 shares of its common stock. The warrants issued to SG Phoenix are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009.

15. QUARTERLY OPERATING RESULTS

        The following tables provide a summary of the Company's unaudited operating results for each of the quarters ended on the date indicated:

Quarter ended	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Revenue	$7,722	$5,187	$5,394	$7,052
Gross profit	2,305	1,623	1,622	1,881
Operating expenses	3,407	3,298	3,927	3,782
Loss from operations	(1,102)	(1,675)	(2,305)	(1,901)
Other income (expenses)	(5)	(76)	18	(32)
Net loss	$(1,107)	$(1,751)	$(2,287)	$(1,933)
Loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.03)
Average shares outstanding (000s)	64,219	65,215	66,893	67,796

Quarter ended	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Revenue	$9,179	$8,660	$8,114	$8,581
Gross profit	2,508	2,414	2,243	2,646
Operating expenses	2,974	3,132	3,749	4,232
Loss from operations	(466)	(718)	(1,506)	(1,586)
Other expenses	(2,175)	(36)	(19)	(109)
Net loss	$(2,641)	$(754)	$(1,525)	$(1,695)
Loss per common share	$(0.04)	$(0.01)	$(0.03)	$(0.03)
Average shares outstanding (000s)	57,855	58,155	60,897	61,586

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

16. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), which differ in certain respects from generally accepted accounting principles in Canada ("Canadian GAAP"). Under Canadian securities regulations, the Company is required to provide a reconciliation setting out the differences between U.S. GAAP and Canadian GAAP as applied to the Company's financial statements. There were no differences for the year ended March 31, 2008. The significant differences for the year ended March 31, 2007 are summarized below:

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

RECONCILIATION TO CANADIAN GAAP

Consolidated Balance Sheet

        The following is a reconciliation of the balance sheet reflecting the differences between US and Canadian GAAP:

Consolidated Balance Sheet as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Additional paid-in capital (Contributed surplus)	$8,959	$(6,374)	$2,585
Warrants	—	2,319	2,319
Accumulated other comprehensive loss	(1,104)	1,104	—
Accumulated deficit	(91,957)	2,951	(89,006)
Total shareholders' deficiency	5,545	—	5,545
Total liabilities and shareholders' deficiency	11,114	—	11,114

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands of United States dollars, except share and per share amounts)

16. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN THE UNITED STATES AND CANADA (Continued)

Consolidated Statements of Loss as of March 31, 2007

Line Item	U.S. GAAP	Difference	Canadian GAAP
Interest expense	$(1,467)	$482	$985
Total other expenses	(2,339)	482	(1,857)
Net loss	(6,615)	482	(6,133)
Loss per share	(0.11)	(0.01)	(0.12)

Quarterly Results

        The Company has prepared these consolidated financial statements in accordance with US GAAP for the interim periods as described in note 16. There were no differences between U.S. and Canadian GAAP for the interim periods in fiscal year 2008.

17. SUBSEQUENT EVENTS

        On March 10, 2008, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "XLRT". The Company voluntarily delisted the trading of its shares of common stock on the Toronto Stock Exchange and the delisting was effective Friday, April 11, 2008.

QuickLinks

Table of Contents
Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation
Summary Compensation Table
Outstanding Equity Awards at 2008 Fiscal Year-End
Fiscal Year 2008 Director Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
Index to Consolidated Financial Statements
SIGNATURES
INDEX TO FINANCIAL STATEMENTS CONSOLIDATED FINANCIAL STATEMENTS OF XPLORE TECHNOLOGIES CORP.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED AUDITORS
XPLORE TECHNOLOGIES CORP. Consolidated Balance Sheets (in thousands)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Loss (in thousands, except shares and per share amounts)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Stockholders' Deficiency (in thousands of United States dollars)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Cash Flows (in thousands of US dollars)
XPLORE TECHNOLOGIES CORP. Notes to the Consolidated Financial Statements (in thousands of United States dollars, except share and per share amounts)