Form 10-Q
period 2008-06-30
XPLORE TECHNOLOGIES CORP
filed 2008-08-14
CIK 1177845

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of August 6, 2008, the registrant had 71,599,774 shares of common stock outstanding.

 Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008
Table of Contents

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150	$733
Accounts receivable, net	3,020	4,936
Inventory	3,629	3,408
Prepaid expenses and other current assets	506	658

Total current assets	7,305	9,735
Fixed assets, net	760	1,094

	$8,065	$10,829

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,894	$4,634
Bank indebtedness	618	—

Total current liabilities	5,512	4,634

Commitments and contingencies
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,489 and 9,589, respectively	9	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274	15	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 71,567 and 70,010, respectively	72	70
Additional paid-in capital	108,463	107,594
Accumulated deficit	(106,069)	(101,557)

Total shareholders' equity	2,553	6,195

	$8,065	$10,829

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands, except shares and per share amounts)

	Three Months Ended
	June 30, 2008	June 30, 2007
Revenue	$4,451	$7,722
Cost of revenue	3,026	5,417

Gross profit	1,425	2,305

Expenses:
Sales, marketing and support	1,147	1,229
Product research, development and engineering	2,809	798
General administration	1,508	1,380

	5,464	3,407

Loss from operations	(4,039)	(1,102)

Other expenses:
Interest expense	(37)	(15)
Other	(27)	10

	(64)	(5)

Net loss	$(4,103)	$(1,107)
Dividends attributable to Preferred Stock	(403)	(314)

Net loss attributable to common shareholders	(4,506)	(1,421)

Loss per common share	(0.06)	(0.02)
Dividends attributable to Preferred Stock	(0.01)	—

Loss per share attributable to common shareholders., basic and fully diluted	$(0.07)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	70,555	64,219

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net loss	$(4,103)	$(1,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	413	149
Provision for doubtful accounts	(95)	12
Stock-based compensation expense	347	228
Equity instruments issued in exchange for services	53	32
Changes in operating assets and liabilities:
Accounts receivable	2,011	576
Inventory	(221)	(890)
Prepaid expenses and other current assets	152	271
Accounts payable and accrued liabilities	253	1,598

Net cash provided by (used in) operating activities	(1,190)	869

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(79)	(94)

Net cash used in investing activities	(79)	(94)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	5,300	—
Repayment of bank indebtedness	(4,682)	—
Proceeds from exercise of stock options	68	—

Net cash provided by financing activities	686	—

CHANGE IN CASH AND CASH EQUIVALENTS	(583)	775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	733	1,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150	$2,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$21	$15

Payments for income taxes	$—	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

        The consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes included in the Company's fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 5, 2008.

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

operations through March 31, 2009. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

        Comparative amounts have been reclassified to conform to the current period's financial statement presentation.

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company's financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management's estimates and assumptions.

3. INVENTORY

	June 30, 2008	March 31, 2008
Finished goods	$2,569	$2,658
Computer components	1,060	750

Total inventory	$3,629	$3,408

        There was no inventory sent to end-users for which revenue recognition attributes have not been completed at June 30, 2008. Inventory sent to end-users for which revenue recognition attributes have not been completed is included in "prepaid expenses and other current assets" on the Company's consolidated balance sheets and was $141 at March 31, 2008.

        Prepaid expenses at March 31, 2008 included $250 representing advances to a supplier to secure the supply of components.

4. LOSS PER SHARE

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

4. LOSS PER SHARE (Continued)

were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

        The following securities were not considered in the earnings per share calculation:

	June 30, 2008	June 30, 2007
Series A Preferred Stock	63,178,777	63,472,895
Series B Preferred Stock	9,488,513	9,988,513
Series C Preferred Stock	15,274,000	—
Warrants	12,287,622	15,619,025
Options	15,221,334	10,780,337

	115,450,246	99,860,770

5. SHORT-TERM BANK INDEBTEDNESS

        On September 15, 2005, the Company entered into a two year loan and security agreement with a commercial bank replacing a similar agreement with the same bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment is received or the date the financed receivable becomes ineligible or 90 days past due. The Company is committed to pay a fee equal to .25% of the unused portion of the credit facility.

        On February 28, 2007, the Company agreed with its senior lender to modify the existing credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. On March 28, 2008 the maturity date for borrowings under this amended facility was extended to March 30, 2009. The loan agreement contains a number of financial and operational covenants, including a minimum tangible net worth covenant of $3,750, referred to herein as the net worth covenant, and a requirement that the Company receive at least $2,000 in proceeds from the issuance of subordinated debt or equity securities no later than July 31, 2008, referred to herein as the funding covenant. Effective as of July 31, 2008, the Company received a waiver from its senior lender waiving the Company's compliance with the net worth covenant and the funding covenant, and amended the credit facility by extending the time period to receive $3,000 in proceeds from the issuance of subordinated debt or equity securities to no later

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

5. SHORT-TERM BANK INDEBTEDNESS (Continued)

than September 5, 2008. As of August 6, 2008, there were $1,572 borrowings outstanding under this amended credit facility.

6. SHARE CAPITAL

        The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

        The convertible Series A, Series B and Series C Preferred Stock have beneficial conversion features as a result of an in-the-money conversion option at the respective dates of commitment. For each issuance of these shares of Series A, Series B and Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series A, Series B and Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series A, Series B and Series C Preferred stockholders with an offsetting amount to additional paid-in capital. Since the Series A, Series B and Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series A, Series B and Series C Preferred Stock financings. For the three months ended June 30, 2008 and 2007, there were no non-cash charges. During the three months ended June 30, 2008, 100,000 shares of Series B Preferred Stock were converted into 100,000 shares of common stock and stock options were exercised by a director for $68 for 150,000 shares of common stock.

Dividends

        For the three months ended June 30, 2008, there were paid common stock dividends of $271 for the Series A Preferred Stock, $41 for the Series B Preferred Stock and $96 for the Series C Preferred Stock. For the three months ended June 30, 2007, there were paid common stock dividends of $271 for the Series A Preferred Stock and $43 for the Series B Preferred Stock. As of June 30, 2008 and March 31, 2008, there were accrued and unpaid common stock dividends of $88 and $91, respectively, for the Series A Preferred Stock, $13 and $13, respectively, for the Series B Preferred Stock and $31 and $32, respectively, for the Series C Preferred Stock. At June 30, 2008 the liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $3,226 and $7,637, respectively. Each series of preferred stock ranks on parity with each other series of preferred stock with respect to a liquidation.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

6. SHARE CAPITAL (Continued)

Warrants outstanding

        There were warrants to purchase 12,287,622 shares of common stock outstanding at June 30, 2008 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
998,854/998,854	US$	0.58	August 9, 2009
250,000/250,000	US$	0.50	August 8, 2009
265,328/265,328	US$	0.35	September 22, 2009
7,387,000/7,387,000	US$	0.50	September 21, 2009
886,440/886,440	US$	0.50	September 21, 2009
2,500,000/500,000	US$	0.45	August 8, 2010

7. STOCK-BASED COMPENSATION PLAN

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

        The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2009 and 2008 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 106% and 104%, respectively, and no dividends for both years. The Company recorded compensation cost of $347 for the three months ended June 30, 2008 and $228 for the three months ended June 30, 2007 for option grants issued since April 1, 2003. This expense was recorded in the employee related functional classification.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. STOCK-BASED COMPENSATION PLAN (Continued)

        A summary of the activity in the Company's Share Option Plan during the three months ended June 30, 2008 is as follows:

	Three months ended June 30, 2008
	Options	Weighted Average Exercise Price (US$)
Outstanding at beginning of period	14,329,668	$0.50
Granted	1,340,000	$0.49
Exercised	150,000	$0.45
Forfeited	298,334	$0.48

Outstanding at end of period	15,221,334	$0.50

        At June 30, 2008, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Share Option Plan.

        A summary of the options outstanding and exercisable as at June 30, 2008 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.22–0.38	2,364,000	3.3	1,350,667	3.0
$0.40–0.49	6,840,002	3.5	2,067,387	3.1
$0.50–0.56	4,919,498	3.7	1,316,839	1.7
$0.65–1.18	828,834	1.8	806,503	1.8
$1.24–1.85	269,000	0.5	269,000	0.5

	15,221,334	3.4	5,810,396	2.5

        During the three months ended June 30, 2008, grants in the amount of 90,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.46. A grant in the amount of 1,250,000 shares of common stock was issued to an Executive of the Company at an exercise price of $0.49. The fair value of these grants totaling 1,340,000 shares to be recognized as future stock compensation expense was $411.

        Compensation expense for the stock plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2008 was zero as the fair value of the Company's common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2008 was $1,776 to be recognized over the next three years.

8. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of the Company's revenue is derived from sales in the United States of America.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

8. SEGMENTED INFORMATION (Continued)

No other country outside of the United States of America, besides the Netherlands with 10%, accounted for more than 10% of the Company's revenue for the three months ended June 30, 2008. Other than Australia with 15% of the total revenue, no other country outside of the United States of America accounted for more than 10% of the Company's revenue for the three months ended June 30, 2007.

        The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007
Revenue by country:
United States of America	$2,372	$3,850
Netherlands	454	428
Australia	132	1,142
All other countries	1,493	2,302

	$4,451	$7,722

        The Company has a variety of customers, however, in a given period a single customer can account for a significant portion of revenues. For the three months ended June 30, 2008, the Company had one customer who accounted for more than 10% of total revenue, that customer was located in the Netherlands. For the three months ended June 30, 2007, the Company had one customer that accounted for more than 10% of the total revenue and that customer was located in the Australia. The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
June 30, 2008	$4.5	1	10%	10%
June 30, 2007	$7.7	1	15%	15%

        At June 30, 2008, the Company had one customer that accounted for more than 10% of the outstanding receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
June 30, 2008	$3.0	1	21%	21%

        The Company's exposure to supplier risk is as follows:

        The Company relies on a single supplier for the majority of its finished goods. At June 30, 2008 and 2007, the Company owed $1,064 and $3,761, respectively, recorded as accounts payable and

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

8. SEGMENTED INFORMATION (Continued)

accrued liabilities. The inventory purchases and engineering services from this supplier for the three months ended June 30, 2008 and 2007 were $2,052 and $4,478, respectively.

        Substantially all of the Company's capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States of America, had more than 10% of the Company's assets for each of the three months ended June 30, 2008 and 2007.

9. COMMITMENTS AND CONTINGENT LIABILITIES

a)
Premises

        The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date was extended from May 31, 2007 to August 31, 2009. The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2009	318
2010	172
2011	67
2012	51
2013	51

$659

b)
Purchase commitment

        At June 30, 2008, the Company had purchase obligations extending into fiscal 2009 of approximately $2,947 related to inventory and product development items.

c)
Litigation

        The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Certain statements in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

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

        Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. Therefore, we intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. Currently we are developing numerous new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable diplay, which will be available in the third quarter of calendar 2009, as well as, a state of the art docking system geared towards military markets, which will be available in calendar 2009. In addition, we are developing a rugged, mobile notebook PC. We are currently conducting design modifications to the notebook and believe it will be available in calendar 2009 or 2010 depending upon the results of the design modifications.

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

Critical Accounting Policies

        Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended June 30, 2008. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

         Revenue.    We derive revenue from sales of our rugged wireless Tablet PC systems which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, forklift, vehicle docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue derived out-of-warranty repairs.

         Cost of Revenue.    Cost of revenue consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including depreciation of tooling assets. We use contract manufacturers to manufacture our products and supporting components, which represents the majority of our cost of revenue. In addition, the costs associated with providing warranty repairs, as well as the costs associated with generating service revenue, are included in cost of revenue.

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

         General Administration.    General administration expenses consist of salaries and related expenses for corporate finance, accounting, legal, human resources, information technology and operations support personnel, professional fees and corporate expenses, and costs associated with becoming and being a U.S. public company, including regulatory compliance costs.

         Interest.    Interest expense includes interest on all debenture borrowings, interest on borrowings related to the bank revolving credit facility and amortization of deferred financing costs consisting principally of commitment fees related to the financing transactions.

         Other Income and Expense.    Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

         Revenue.    Total revenue for the three months ended June 30, 2008 was $4,451,000 as compared to $7,722,000 for the three months ended June 30, 2007, a decrease of $3,271,000, or approximately 42%. The fluctuation consisted of a 40% decline in unit sales for the three months ended June 30, 2008. The decrease in revenue for the three months ended June 30, 2008 was primarily due to a decrease in the number of and revenue from large orders during the period.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The majority of our revenue was derived from sales in the United States. The Netherlands was the only country outside of the United States that accounted for more than 10% of our revenue during the three months ended June 30, 2008, with approximately 10.0% of the total revenue. Australia was the only country outside of the United States that accounted for more than 10% of our revenue during the three months ended June 30, 2007, with 15% of the total revenue. At June 30, 2008, there was one customer with a receivable balance that was greater than 10% of the outstanding receivables, located in the Netherlands, which accounted for 21%. At June 30, 2007, there was only one customer with a receivable balance that was greater than 10% of the outstanding receivables, located in Australia, which accounted for 15%.

        We have a number of customers, however, in a given year a single customer can account for a significant portion of our sales. For the three months ended June 30, 2008, we had one customer, located in the Netherlands, who accounted for approximately 10% of our total revenue. For the three months ended June 30, 2007, we had one value-added reseller customer, located in Australia, which accounted for 15% of our total revenue.

         Cost of Revenue.    Total cost of revenue for the three months ended June 30, 2008 was $3,026,000 compared to $5,417,000 for the three months ended June 30, 2007, a decrease of $2,391,000 or approximately 44%. Approximately 93% of the decrease was due to the decline in revenue for the three months ended June 30, 2008. The remainder was due to a decrease in the average unit cost resulting from cost reduction initiatives principally related to component pricing and freight.

        We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at June 30, 2008 and 2007 were $2,052,000 and $4,478,000, respectively. At June 30, 2008 and 2007, we owed this supplier $1,064,000 and $3,761,000, respectively, recorded in accounts payable and accrued liabilities.

         Gross Profit.    Total gross profit decreased by $880,000 to $1,425,000 (32.0% of revenue) for the three months ended June 30, 2008 from $2,305,000 (29.8% of revenue) for the three months ended June 30, 2007. The improvement in gross profit as a percentage of revenue for the three months ended June 30, 2008 as compared to the prior period was attributable to the cost reduction initiatives principally related to component pricing and freight.

         Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the three months ended June 30, 2008 were $1,147,000 compared to $1,229,000 for the three months ended June 30, 2007. This $82,000 reduction principally consisted of declines of $109,000 related to marketing co-op allowances and sales commissions due to the decline in revenue, $51,000 related to travel and $34,000 related to employee salaries and benefits. These reductions were offset by $102,000 of marketing trade show and advertising expenses.

         Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for the three months ended June 30, 2008 increased by $2,011,000 to $2,809,000 as compared to $798,000 for the three months ended June 30, 2007. Headcount related costs accounted for $383,000 of the increase of which $204,000 was contract labor, $31,000 was recruiting expense, and $27,000 was stock compensation, for additional engineering staff required for new product developments. Our non-headcount related development costs increased by $1,606,000 for the three months ended June 30, 2008. A significant majority of the increase was attributable to the development of our rugged, mobile notebook PC and included a one-time charge of $1,173,000 related to design changes. Other research and development activities and associated expenses for the three months ended June 30, 2008 related to the development of the next generation of our iX104 rugged tablet, referred to as the C4, and our rugged military docking station.

         General Administration Expenses.    General administration expenses for the three months ended June 30, 2008 were $1,508,000 compared to $1,380,000 for the three months ended June 30, 2007, an increase of $128,000. For the three months ended June 30, 2008, the increase was related to employee costs of $93,000, including $73,000 of non-cash stock compensation charges, upgrades to our information systems and related training of $81,000 and a $94,000 increase in our provision for doubtful accounts. The increases were offset by reductions of $104,000 of charges related to our corporate migration to the United States, employee acquisition related expenses for 2007 hires of $15,000 and a $35,000 reduction of benefit related costs associated with the implementation of a new plan. These combined factors resulted in the $128,000 increase in general administration expenses.

        For the three months ended June 30, 2008 and 2007, the fair value of employee stock-based compensation expense was $347,000 and $228,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to option grants to certain of our employees in April 2008.

        Depreciation and amortization expenses for the three months ended June 30, 2008 and 2007 were $413,000 and $149,000, respectively. Depreciation and amortization expense is recorded in the related functional classification. This increase was associated with additions for new product testing equipment that was offset by a decline in depreciation associated with demonstration units for our older products.

         Interest Expense.    Interest expense for the three months ended June 30, 2008 was $37,000 compared to $15,000 for the three months ended June 30, 2007. The increase was primarily made up fees and interest relating to borrowings from our line of credit.

         Other Expenses.    Other expenses for the three months ended June 30, 2008 was $(27,000) compared to other income of $10,000 for the three months ended June 30, 2007.

         Net Loss.    The net loss for the three months ended June 30, 2008 was $4,103,000 ($0.06 per common share) compared to a net loss of $1,107,000 ($0.02 per common share) for the three months ended June 30, 2007. The increase in the net loss for the three months ended June 30, 2008 was principally due to the decline in revenue and an increase in development costs.

         Net Loss Attributable to Common Shareholders.    We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended June 30, 2008 and 2007 were $403,000 and $314,000, respectively.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2009. As at June 30, 2008, our working capital was $1,793,000 and our cash and cash equivalents were $150,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $95 million.

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

        In September 2005, we entered into a two-year $5 million credit facility with a commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). On March 28, 2008, the maturity date for borrowings was extended to March 30, 2009. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including the net worth covenant, and the funding covenant. Effective as of July 31, 2008, the Company received a waiver from its senior lender waiving the Company's compliance with the net worth covenant and the funding covenant, and amended the credit facility by extending the time period to receive $3,000,000 in proceeds from the issuance of subordinated debt or equity securities to no later than September 5, 2008. As of August 6, 2008, there were $1,572,000 borrowings outstanding under this amended credit facility.

        We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix and its affiliates will be sufficient to fund our anticipated operations, working capital, capital spending and debt service through March 31, 2009. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Cash (used in) provided by operating activities	$(1,190)	$869
Cash used in investing activities	(79)	(94)
Cash provided by financing activities	686	—
Cash and cash equivalents	150	2,486

        Our operating activities used $1,190,000 of cash for the three months ended June 30, 2008 as compared to $869,000 of cash provided by operating activities for the three months ended June 30, 2007. The increase in the use of cash for the three months ended June 30, 2008, as compared to the prior period, was primarily due to an increase in the net loss, net of items not affecting cash of $(813,000), and was offset by a favorable timing of receivable collections of $1,328,000.

        Cash used in investment activities consisted of additions to fixed assets, principally systems upgrades for the three months ended June 30, 2008 and testing equipment for the three months ended June 30, 2007.

        Our financing activities provided $686,000 for the three months ended June 30, 2008 as compared to none provided by financing activities for the three months ended June 30, 2007. Cash provided by financing activities for the three months ended June 30, 2008 consisted of net proceeds from the exercise of stock options and net borrowings from our amended credit facility.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 4.    Controls and Procedures.

(a)   Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this Quarterly Report on Form10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of June 30, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)   Changes in internal control over financial reporting.

        During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.    Risk Factors

        The Annual Report on Form 10-K for the year ended March 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2008.

Risks Relating to our Business

        In the three months ended June 30, 2008, we had one value-added reseller that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers with revenue from others in future periods, our revenue may fluctuate and our growth would be limited.

        Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three months ended June 30, 2008, one VAR customer, located in the Netherlands, accounted for 10% of our total revenue. One VAR customer, located in Australia, accounted for approximately 15% of our total revenue for the three months ended June 30, 2007. If we are unable to replace revenue generated from one of our major resellers with revenue from others our revenue may fluctuate and our growth would be limited.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the three months ended June 30, 2008, we issued a total of 163,710 shares of common stock to Martin Janis & Company, Inc. in return for approximately $50,000 of investor relations services provided to us, this includes shares for $20,000 of services that were provided in the prior quarter. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 7, 2008	65,484	$0.31
April 14, 2008	32,742	$0.31
May 19, 2008	32,742	$0.31
June 17, 2008	32,742	$0.31

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None. [See note on Exhibit Number 10.1 below]

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit
10.1	Sixth Amendment to the Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed August 12, 2008)
31.1	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.
Dated: August 14, 2008	By:	/s/ MICHAEL J. RAPISAND Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

Xplore Technologies Corp. FORM 10-Q For the Quarterly Period Ended June 30, 2008 Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
XPLORE TECHNOLOGIES CORP. Consolidated Balance Sheets (in thousands)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Loss—Unaudited (in thousands, except shares and per share amounts)
XPLORE TECHNOLOGIES CORP. Consolidated Statements of Cash Flows—Unaudited (in thousands)
XPLORE TECHNOLOGIES CORP. Notes to the Unaudited Consolidated Financial Statements (In thousands of dollars, except share and per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.
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