Form 10-Q
period 2008-09-30
XPLORE TECHNOLOGIES CORP
filed 2008-11-13
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

        As of November 5, 2008, the registrant had 73,877,623 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$421	$733
Accounts receivable, net	3,629	4,936
Inventory	3,764	3,408
Prepaid expenses and other current assets	144	658

Total current assets	7,958	9,735
Fixed assets, net	682	1,094
Deferred charges	102	—

	$8,742	$10,829

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,818	$4,634
Bank indebtedness	1,450	—
Promissory note	596	—

Total current liabilities	7,864	4,634

Commitments and contingencies
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,341 and 9,989, respectively	9	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274	15	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 73,504 and 71,567, respectively	74	70
Additional paid-in capital	109,566	107,594
Accumulated deficit	(108,849)	(101,557)

	878	6,195

	$8,742	$10,829

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(Restated)		(Restated)
Revenue	$8,107	$5,187	$12,558	$12,909
Cost of revenue	6,225	3,564	9,251	8,981

Gross profit	1,882	1,623	3,307	3,928

Expenses:
Sales, marketing and support	1,318	1,135	2,465	2,364
Product research, development and engineering	1,762	858	4,571	1,656
General administration	1,078	1,305	2,586	2,685

	4,158	3,298	9,622	6,705

Loss from operations	(2,276)	(1,675)	(6,315)	(2,777)

Other expenses:
Interest expense	(69)	(33)	(106)	(48)
Other	(27)	(43)	(54)	(33)

	(96)	(76)	(160)	(81)

Net loss	$(2,372)	$(1,751)	$(6,475)	$(2,858)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	(2,328)	—	(2,328)
Dividends attributable to Preferred Stock	(409)	(326)	(812)	(640)

Net loss attributable to common shareholders	(2,781)	(4,405)	(7,287)	(5,826)

Loss per common share	(0.03)	(0.03)	(.09)	(0.04)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	(0.04)	—	(0.04)
Dividends attributable to Preferred Stock	(.01)	—	(.01)	(0.01)

Loss per share attributable to common shareholders	$(0.04)	$(0.07)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding	72,171	65,215	71,364	64,720

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(2,372)	$(1,751)	$(6,475)	$(2,858)
Items not affecting cash:
Depreciation and amortization	150	96	563	245
Allowance for doubtful accounts	410	(6)	315	(6)
Stock-based compensation expense	267	252	614	480
Equity instruments issued in exchange for services	32	225	85	257
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	429	992	1,017
Inventory	(135)	429	(356)	(461)
Prepaid expenses and other current assets	362	(371)	514	(100)
Accounts payable and accrued liabilities	918	(2,789)	1,171	(1,191)

Net cash used in operating activities	(1,387)	(3,486)	(2,577)	(2,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(72)	(99)	(151)	(193)

Net cash used in investing activities	(72)	(99)	(151)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	8,550	4,750	13,850	4,750
Repayment of bank indebtedness	(7,718)	(3,345)	(12,400)	(3,345)
Net proceeds from issuance of promissory note	898	—	898	—
Net proceeds from issuance of Series C Preferred Stock	—	6,320	—	6,320
Proceeds from exercise of stock options	—	—	68	—

Net cash provided by financing activities	1,730	7,725	2,416	7,725

CHANGE IN CASH AND CASH EQUIVALENTS	271	4,140	(312)	4,915
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150	2,486	733	1,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$421	$6,626	$421	$6,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$58	$54	$79	$69

Payments for income taxes	$—	$—	$—	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2009. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC ("Phoenix"), a significant shareholder, and its affiliates, if necessary, will be sufficient to fund the anticipated operations through March 31, 2009. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

b)    Restatement of September 30, 2007 Financial Statements

        Subsequent to the issuance of the Company's September 30, 2007 unaudited consolidated financial statements, the Company determined that there was a mathematical error made in the calculation of the deemed dividends related to the beneficial conversion feature of its Series C Convertible Preferred Stock with respect to its unaudited consolidated statement of loss for the three and six months ended September 30, 2007, which resulted in a $1,179 understatement of such amount for those periods. The correction of this error changed the net loss attributable to common shareholders for the three months ended September 30, 2007 from $3,226, as previously reported, to $4,405, as restated, and from $4,647, as previously reported, to $5,826, as restated, for the six months ended September 30, 2007. The correction of this error changed the loss per share attributable to common shareholders for the three months ended September 30, 2007 from $0.05, as previously reported, to $0.07, as restated, and from $0.07, as previously reported, to $0.09, as restated, for the six months ended September 30, 2007. This restatement did not impact the Company's previously reported unaudited consolidated balance sheets or statements of cash flows.

3. INVENTORY

	September 30, 2008	March 31, 2008
Finished goods	$3,020	$2,658
Computer components	744	750

Total inventory	$3,764	$3,408

        There was no inventory sent to end-users for which revenue recognition attributes have not been completed at September 30, 2008. Inventory sent to end-users for which revenue recognition attributes

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

3. INVENTORY (Continued)

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

        The following securities were not considered in the earnings per share calculation:

	September 30, 2008	September 30, 2007
Series A Preferred Shares	63,178,777	63,472,895
Series B Preferred Shares	9,341,454	9,988,513
Series C Preferred Shares	15,274,000	15,274,000
Warrants	15,991,326	26,642,465
Options	15,279,667	10,778,003

	119,065,224	126,155,876

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

        On February 28, 2007, the Company modified its credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The amended agreement includes financial covenants that require the Company to have a minimum tangible net worth of at least $3,750 at all times and a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

5. SHORT-TERM BANK INDEBTEDNESS (Continued)

suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. On March 28, 2008 the maturity date for borrowings under this amended facility was extended to March 30, 2009. The loan agreement contains a number of financial and operational covenants, including a requirement that the Company receive at least $2,000 in proceeds from the issuance of subordinated debt or equity securities no later than July 31, 2008, referred to herein as the funding covenant. Effective as of July 31, 2008, the Company received a waiver from its senior lender waiving the Company's compliance with the net worth covenant and the funding covenant, and amended the credit facility by extending the time period to receive proceeds from the issuance of subordinated debt or equity securities to no later than September 5, 2008 and increasing such requirement to $3,000. On August 29, 2008, the Company further amended the credit facility by requiring that the Company receive at least $1,000 in proceeds from the issuance of subordinated debt or equity securities no later than September 5, 2008, and at least $2,000 in proceeds from the issuance of subordinated debt no later than September 30, 2008. On September 5, 2008, the Company received $1,000 from the issuance of subordinated debt. On September 30, 2008, the Company further amended the credit facility by extending the time period to receive $2,000 in proceeds from the issuance of subordinated debt or equity securities to no later than September 30, 2008, as amended to October 21, 2008, which requirement was satisfied on October 21, 2008. As of November 5, 2008, there were $2,446 borrowings outstanding under this amended credit facility.

6. PROMISSORY NOTE

        On September 5, 2008, the Company, and its wholly owned subsidiary together with the Company, referred to as the "Borrowers", issued to Phoenix a secured subordinated promissory note in the aggregate principal amount of $1,000 and warrants to Phoenix to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27. The secured subordinated promissory note issued is due and payable in full on August 5, 2009 and bears interest at the rate of 10% per annum. Interest on the note may be paid in cash or, at the option of the Company, in shares of the Company's common stock. The note is secured by the assets of the Borrowers and the right of repayment of principal and interest on the note and the security interest granted by the Borrowers to the holders of the note is subordinated to the rights and security interests of, the Company's senior lender.

        The warrants issued to Phoenix expire on September 5, 2011. The warrants may be exercised in whole or in part prior to September 5, 2011, as follows: (i) twenty-five percent of the shares of common stock exercisable pursuant to the warrant will vest upon issuance of such warrant and are immediately exercisable; and (ii) seventy-five percent of the shares of common stock exercisable pursuant to such warrant will vest in equal periods every thirty days with the last period ending on August 5, 2009 and are immediately exercisable upon vesting, provided, however, that if all obligations due under the note are satisfied in full prior to August 5, 2009, such warrant will cease vesting as of the date that all such obligations were satisfied.

        The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 2.7%, volatility of approximately 104%, no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the note resulted in a value of $404 assigned to the warrants issued to the promissory note holder that was recorded as additional paid-in capital and a discount of the promissory note.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL

        The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

        During fiscal 2008, one debenture in the amount of $250 was outstanding and continued to bear interest at 10% per annum and the interest was payable semi-annually on June 30 and December 31. On August 8, 2007, pursuant to a debenture exchange agreement dated July 25, 2007 between the debenture holder and the Company, the $250 debenture was exchanged for 500,000 shares of Series C Preferred Stock that is pari passu with the Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and a two-year warrant to purchase 250,000 shares of common stock, at an exercise price of $0.50 per share.

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

        In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix (see Note 9) aggregate fees of $443 and issued warrants to purchase an aggregate 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009. Other Series C Preferred Stock issuance costs as of September 30, 2007 were $863 and include a non-cash charge of $241 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $622 represents costs associated with obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement, costs related to registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants issued in connection with the private placement and legal fees.

        For the three and six months ended September 30, 2008, there were dividends of $270 and $541, respectively, for the Series A Preferred Stock, $41 and $82, respectively, for the Series B Preferred Stock and $97 and $193, respectively, for the Series C Preferred Stock. For the three and six months ended September 30, 2007, there were dividends of $272 and $543, respectively, for the Series A Preferred Stock, $43, and $86, respectively, for the Series B Preferred Stock and $11 and $11, respectively, for the Series C Preferred Stock. As of September 30, 2008 and 2007, there were accrued and unpaid dividends of $89 and $89, respectively, for the Series A Preferred Stock, $14 and $14, respectively, for the Series B Preferred Stock and $10 and $10, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

$21,481, $3,176 and $7,637, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to a liquidation. During the three months ended September 30, 2008, 147,059 shares of Series B Preferred Stock were exchanged for an equal number of common stock.

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

        The warrants have been valued separately at fair value using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders' equity and as a deferred charge that was amortized over the warrant's vesting term. For the three months ended September 30, 2007, $190 of amortization was recorded in general administration expense.

        The convertible Series C Preferred Stock has a beneficial conversion feature as a result of an in-the-money conversion option at the respective dates of commitment. For the issuance of the Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company's common stock as of the related financing's commitment date multiplied by the number of shares into which the Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series C Preferred Stockholders with an offsetting amount to additional paid-in capital. Since the Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series C Preferred Stock financing aggregating approximately $2,328 (restated) for the three and six months ended September 30, 2007.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

7. SHARE CAPITAL (Continued)

Warrants outstanding

        There were warrants to purchase 15,991,326 shares of common stock outstanding at September 30, 2008 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price			Expiration Date
998,854/998,854	US$	0.58		August 9, 2009
250,000/250,000	US$	0.50		August 8, 2009
265,328/265,328	US$	0.35		September 22, 2009
7,387,000/7,387,000	US$	0.50		September 21, 2009
886,440/886,440	US$	0.50		September 21, 2009
2,500,000/500,000	US$	0.45		August 8, 2010
3,703,704/925,926(1)	US$	0.27	(1)	September 5, 2011

(1)
Amended on October 21, 2008 (see Note 12) to 8,333,333/2,083,333 with an exercise price of $0.12.

8. STOCK-BASED COMPENSATION PLAN

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

        The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2009 and 2008 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 106% and 104%, respectively, and no dividends for both years. The Company recorded compensation cost of $267 and $252 for the three months ended September 30, 2008 and 2007, respectively, and $614 and $480 for the six months ended September 30, 2008 and 2007, respectively. This expense was recorded in the employee related functional classification.

        A summary of the activity in the Company's Share Option Plan during the three months ended September 30, 2008 is as follows:

	Six months ended September 30, 2008
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2008	14,329,668	$0.50
Granted	1,575,000	$0.46
Exercised	(150,000)	$0.45
Forfeited	(475,001)	$0.68

Outstanding at end of period	15,279,667	$0.50

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements (Continued)

(In thousands of dollars, except share and per share amounts)

8. STOCK-BASED COMPENSATION PLAN (Continued)

        At September 30, 2008, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Share Option Plan.

        A summary of the options outstanding and exercisable as at September 30, 2008 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.21 - 0.38	2,599,000	3.2	1,350,667	2.7
$0.39 - 0.49	6,810,335	3.2	3,747,101	2.9
$0.50 - 0.56	4,897,498	3.4	1,337,837	1.5
$0.61 - 1.18	828,834	1.6	823,501	1.5
$1.22 - 1.85	144,000	0.6	144,000	0.6

	15,279,667	3.2	7,403,106	2.4

        During the three months ended September 30, 2008, grants in the amount of 235,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.31. The fair value of these grants to be recognized as future stock compensation expense was $47. In addition to these grants, during the six months ended September 30, 2008, grants in the amount of 90,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.46 and a grant in the amount of 1,250,000 shares of common stock was issued to an Executive of the Company at an exercise price of $0.49. The fair value of these grants totaling 1,340,000 shares to be recognized as future stock compensation expense was $411.

        Compensation expense for the stock plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2008 was zero as the fair value of the Company's common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2008 was $1,514 to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

        In connection with the Company's issuance of a subordinated secured promissory note to Phoenix (see Note 6) the Company paid an affiliate of Phoenix an administration fee of $60 related to the total placement of $3,000 of subordinated secured promissory notes (see Note 12).

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

10. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America, Canada and Germany accounted for 39%, 38% and 12%, respectively, of the Company's total revenue for the three months ended September 30, 2008. The United States of America and Canada were the only countries to account for more than 10% of the Company's total revenue with 44% and 26%, respectively, for the six months ended September 30, 2008. No other country outside of the United States of America accounted for more than 10% of our revenue during the three and six months ended September 30, 2007.

        The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue by country:
United States of America	$3,132	$3,250	$5,504	$7,133
Canada	3,077	281	3,325	862
Germany	970	161	1,218	567
Other	928	1,495	2,511	4,347

	$8,107	$5,187	$12,558	$12,909

        The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of revenues. For the three months ended September 30, 2008, the Company had three customers who each accounted for more than 10% of total revenue. The customers were located in Canada, United States of America, and Germany. For the six months ended September 30, 2008, the Company had one customer in Canada and one customer in the United States of America who each accounted for more than 10% of total revenue. For the three and six months ended September 30, 2007, the Company had no customers who accounted for more than 10% of total revenue. The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
	(in millions)
September 30, 2008	$8.1	3	56%	56%
September 30, 2007	$5.2	—	—	—

Six Months Ended	Total Revenue	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
	(in millions)
September 30, 2008	$12.6	2	31%	31%
September 30, 2007	$12.9	—	—	—

10. SEGMENTED INFORMATION (Continued)

        At September 30, 2008, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
	(in millions)
September 30, 2008	$3.6	2	41%	41%

        The Company's exposure to supplier risk is as follows:

        The Company relies on a single supplier for the majority of its finished goods. At September 30, 2008 and 2007, the Company owed this supplier $2,146 and $887 respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the six months ended September 30, 2008 and 2007 were $5,367 and $6,559, respectively.

        Substantially all of the Company's capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States of America, had more than 10% of the Company's assets for each of the six months ended September 30, 2008 and 2007.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)
Premises

        The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date was extended from May 31, 2007 to August 31, 2009. The Company also leases a satellite office in Helsinki, Finland, on a 3-month renewable basis, and a branch office in Taipei, Taiwan with a one year lease.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2009	$297
2010	151
2011	47
2012	38
2013	38

$571

b)
Purchase commitment

        At September 30, 2008, the Company had purchase obligations extending into fiscal 2009 of approximately $1,422 related to inventory and product development items.

c)
Litigation

        The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

12. SUBSEQUENT EVENT

        On October 21, 2008, pursuant to a note purchase agreement dated September 5, 2008, as amended (the "Note Purchase Agreement"), the Company and its wholly owned subsidiary, (the "Borrowers") issued secured subordinated promissory notes in the aggregate principal amount of $2,000 and issued warrants to purchase up to 16,666,667 shares of common stock of the Company at an exercise price of $0.12 per share to the purchasers, including an affiliate of the Company. In addition, on October 21, 2008 the Borrowers and all purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted to Phoenix on September 5, 2008 from $0.27 per share to $0.12 per share. In connection with the amendment, the warrants previously issued to Phoenix under the Note Purchase Agreement were amended and restated to reflect the new warrant exercise price of $0.12 per share, and as such, Phoenix may now purchase up to 8,333,333 shares of the Company's common stock pursuant to the terms of the warrant instead of up to 3,703,704 shares as previously reported.

        The secured subordinated promissory notes issued to the purchasers are due and payable in full on August 5, 2009 and bear interest at the rate of 10% per annum. Interest on the notes may be paid in cash or, at the option of the Company, in shares of the Company's common stock. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interests of the Company's senior lender.

        The warrants issued to Phoenix and the purchasers expire on September 5, 2011. The warrants may be exercised in whole or in part prior to September 5, 2011, as follows: (i) twenty-five percent of the shares of common stock exercisable pursuant to the warrant will vest upon issuance of such warrant and are immediately exercisable; and (ii) seventy-five percent of the shares of common stock exercisable pursuant to such warrant will vest in equal periods every thirty days with the last period ending on August 5, 2009 and are immediately exercisable upon vesting, provided, however, that if all obligations due under the note purchased by such holder are satisfied in full prior to August 5, 2009, such warrant will cease vesting as of the date that all such obligations were satisfied.

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

        Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore, intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have been developing other new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in the third quarter of calendar 2008, as well as, a state of the art docking system geared towards military markets, which we expect to will be available in calendar 2009. In addition, we were developing a rugged, mobile notebook PC which required further design modifications. As a result, we have suspended our notebook development activities in light of the current market and economic conditions and have not determined when we will resume its development.

        We expect to grow our revenue with the introduction of these new products. We are dependent upon the market acceptance of our next generation of the iX104™ Tablet PC system. We believe the markets initial response to our next generation of the iX104 has been favorable.

Critical Accounting Policies

        Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended September 30, 2008. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

         Financial Instruments.    The warrants we issued with the promissory note have been valued separately using the Black-Scholes methodology. The note originally reflected in our financial statements is at its discounted value and the difference between this discount amount and the face value of the note, which is repayable at maturity, is amortized as additional non-cash interest expense during the term of the note. The determination of the value attributed to the warrants and note required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options to acquire common stock issued to employees have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Restatement

        Subsequent to the issuance of the September 30, 2007 unaudited consolidated financial statements, we determined that there was a mathematical error made in the calculation of the deemed dividends related to the beneficial conversion feature of our Series C Convertible Preferred Stock with respect to our unaudited consolidated statement of loss for the three and six months ended September 30, 2007, which resulted in a $1,179,000 understatement of such amount for those periods. The correction of this error changed the net loss attributable to common shareholders for the three months ended September 30, 2007 from $3,226,000, as previously reported, to $4,405,000, as restated, and from $4,647,000, as previously reported, to $5,826,000, as restated, for the six months ended September 30, 2007. The correction of this error changed the loss per share attributable to common shareholders for the three months ended September 30, 2007 from $0.05, as previously reported, to $0.07, as restated, and from $0.07, as previously reported, to $0.09, as restated, for the six months ended September 30, 2007. This restatement did not impact our previously reported unaudited consolidated balance sheets or statements of cash flows.

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

         Interest.    Interest expense includes interest on all debenture and promissory note borrowings, interest on borrowings related to the bank revolving credit facility, non-cash interest charges representing the amortization of the debenture and note discounts and amortization of deferred financing costs consisting principally of legal fees related to the financing transactions.

         Other Income and Expense.    Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three and Six Months Ended September 30, 2008 vs. Three and Six Months Ended September 30, 2007

         Revenue.    Total revenues for the three months ended September 30, 2008 were $8,107,000 as compared to $5,187,000 for the three months ended September 30, 2007, an increase of $2,920,000, or approximately 56%. Total revenues for the six months ended September 30, 2008 were $12,558,000 as compared to $12,909,000 for the six months ended September 30, 2007, a decrease of $351,000, or approximately 3%. The fluctuations are attributable to increases of 97% and 19% in unit sales for the three and six months ended September 30, 2008, respectively, offset by declines in average selling prices for the three and six months ended September 30, 2008. The increase in revenue for the three months ended September 30, 2008 was primarily due to an increase in large orders during the period, including most notably, our largest single order in our history which accounted for over $2,650,000 of revenue. In addition, we believe the launch of the next generation of our iX104 rugged Tablet PC in the last month of the quarter also contributed to the increase in revenue for the three months ended September 30, 2008. Excluding our two largest orders which accounted for 46% of our revenue and had special pricing due to their volume and unique customizations, our average selling prices declined by less than 5% for both the three and six months ended September 30, 2008. The declines were attributable to lower pricing associated with older generation products that accounted for the majority of our product mix.

        We have a number of customers, however, in a given period a single customer can account for a significant portion of our sales. For the three months ended September 30, 2008, three customers accounted for more than 56% and for the six months ended September 30, 2008 two customers accounted for more than 31%, of our total revenue. For three months ended September 30, 2007, there were no customers that accounted for more than 10% of our total revenue. At September 30, 2008, there were two customers with receivable balances that were greater than 10% of the outstanding receivables. At September 30, 2007 there was no customer with a receivable balance that was greater than 10% of the outstanding receivables.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America, Canada and Germany accounted for 39%, 38% and 12%, respectively, of our total revenue for the three months ended September 30, 2008. The United States of America and Canada were the only countries to account for more than 10% of our total revenue with 44% and 26%, respectively, for the six months ended September 30, 2008. No other country outside of the United States of America accounted for more than 10% of our revenue during the three and six months ended September 30, 2007.

         Cost of Revenue.    Total cost of revenue for the three months ended September 30, 2008 was $6,225,000 compared to $3,564,000 for the three months ended September 30, 2007, an increase of $2,661,000 or approximately 75%. This increase was primarily due to a 97% increase in unit sales and a charge of approximately $300,000 for inventory obsolescence offset by lower product costs attributable to a reduction in component costs. The inventory charge was primarily due to excess components for older generation products we believe will not be consumed with our transition to next generation iX104 Tablet PC. Total cost of revenue for the six months ended September 30, 2008 was $9,251,000 compared to $8,981,000 for the six months ended September 30, 2007, an increase of $270,000 or approximately 3%. This increase was primarily due to a 19% increase in unit sales and a charge of approximately $300,000 for inventory obsolescence offset by lower product costs attributable to a reduction in component costs.

        We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at September 30, 2008 and 2007 were $5,367,000 and $6,559,000, respectively. At September 30, 2008 and 2007, we owed this supplier $2,146,000 and $887,000, respectively, recorded in accounts payable and accrued liabilities.

         Gross Profit.    Total gross profit increased by $259,000 to $1,882,000 (23.2% of revenue) for the three months ended September 30, 2008 from $1,623,000 (31.3% of revenue) for the three months ended September 30, 2007. Total gross profit decreased by $621,000 to $3,307,000 (26.3% of revenue) for the six months ended September 30, 2008 from $3,928,000 (30.4% of revenue) for the six months ended September 30, 2007. The reduction in the gross profit as a percentage of revenue for both the three and six months ended September 30, 2008 was due to a lower margin associated with our largest order which had special pricing commensurate with its volume and the impact of the inventory obsolescence charge. Excluding these factors, the gross margin percentages for the three and six month periods ended September 30, 2008 was approximately the same as in the prior corresponding period.

         Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the three months ended September 30, 2008 were $1,318,000 compared to $1,135,000 for the three months ended September 30, 2008. The $183,000 increase is primarily due to an increase in variable costs of $163,000 related to marketing co-op allowances and sales commissions associated with the increase in revenue. Sales, marketing and support expenses for the six months ended September 30, 2008 were $2,465,000 compared to $2,364,000 for the six months ended September 30, 2008. Most of the $101,000 increase consisted of an increase in marketing trade show and advertising expenses of $89,000 and variable costs of $51,000 for marketing co-op allowances offset by lower travel expenses of $27,000.

         Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for the three months ended September 30, 2008 increased by $904,000 to $1,762,000 as compared to $858,000 for the three months ended September 30, 2007. Headcount related costs accounted for $286,000 of the increase of which $128,000 was contract labor, $34,000 for relocation and recruiting expense and $47,000 for employee stock compensation. We hired additional engineering personnel in connection with new product development. Additionally, non-headcount related research and development costs increased by $616,000, including $99,000 of depreciation expense for development test equipment. The development activities and associated expenses for the three and six months ended September 30, 2008 related to research and development of a rugged, mobile notebook PC, the next generation of our iX104 rugged tablet, referred to as the C4, and a rugged military docking station. Product research, development and engineering expenses for the six months ended September 30, 2008 increased by $2,915,000 to $4,571,000 as compared to $1,656,000 for the six months ended September 30, 2007. Headcount related costs accounted for $511,000 of the increase for increases in engineering staff related to new product development. The headcount cost increase included $332,000 of contract labor, $75,000 for relocation and recruiting expense and $74,000 for employee stock compensation. Additionally, non-headcount related research and development costs increased by $2,405,000, including $199,000 of depreciation expense for development test equipment. A significant majority of the increase was attributable to the development of our rugged, mobile notebook PC and included a one-time charge of $1,020,000 related to design changes.

         General Administration Expenses.    General administration expenses for the three months ended September 30, 2008 were $1,078,000 compared to $1,305,000 for the three months ended September 30, 2007, a decrease of $227,000. The decrease was principally due to non-recurring non-cash charge of $190,000 in 2007 for the value assigned to warrants granted to a consultant. The decrease was also attributable to the combined impact of a decrease in our provision for doubtful accounts of $90,000, a decrease in headcount related costs of $71,000, of which $33,000 was for stock compensation offset by upgrades and maintenance of our information systems and training of $95,000 and increase in legal expenses of $38,000. General administration expenses for the six months ended September 30, 2008 were $2,586,000 compared to $2,685,000 for the six months ended September 30, 2007, a decrease of $99,000. The decrease includes a non-recurring non-cash charge of $190,000 in 2007 for the value assigned to warrants granted to a consultant, $104,000 of charges related to our corporate migration to the United States, and a $76,000 reduction in the provision for doubtful accounts The decreases were offset by increases attributable to upgrades and maintenance of our information systems and training of $176,000, legal expenses of $64,000 and $40,000 for stock compensation.

        For the three months ended September 30, 2008 and 2007, the recorded employee stock-based compensation expense was $267,000 and $252,000, respectively. For the six months ended September 30, 2008 and 2007, the fair value of employee stock-based compensation expense was $614,000 and $480,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an options grant to certain of our employees in April 2008.

        Depreciation and amortization expenses for the three months ended September 30, 2008 and 2007 were $150,000 and $96,000, respectively. Depreciation and amortization expenses for the six months ended September 30, 2008 and 2007 were $563,000 and $245,000, respectively. This increase was associated with additions for new product testing equipment.

         Interest Expense.    Interest expense for the three months ended September 30, 2008 was $69,000 compared to $33,000 for the three months ended September 30, 2007. Interest expense for the six months ended September 30, 2008 was $106,000 compared to $48,000 for the six months ended September 30, 2007.

         Other Expenses.    Other expenses for the three months ended September 30, 2008 was $27,000 compared to $43,000 for the three months ended September 30, 2007. Other expenses for the six months ended September 30, 2008 was $54,000 compared to $33,000 for the six months ended September 30, 2007.

         Net Loss.    The net loss for the three months ended September 30, 2008 was $2,372,000 ($0.03 per common share) compared to a net loss of $1,751,000 ($0.03 per common share) for the three months ended September 30, 2007. The increase in the net loss for the three months ended September 30, 2008 of $621,000 was principally due to an increase in research and development expenses of $904,000 partially offset by the increase in gross margin of $259,000. The net loss for the six months ended September 30, 2008 was $6,475,000 ($0.09 per common share) compared to a net loss of $2,858,000 ($0.04 per common share) for the six months ended September 30, 2007. The increase in the net loss of $3,617,000 and loss per share from the prior period was due to the effects of the increase in research and development expenses of $2,915,000 and reduction in gross profit of $621,000.

         Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the three months ended September 30, 2008 was $2,781,000 compared to $4,405,000 (restated) for the three months ended September 30, 2007. Net loss attributable to common shareholders for the six months ended September 30, 2008 was $7,287,000 compared to $5,826,000 (restated) for the six months ended September 30, 2007. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended September 30, 2008 and 2007 were $409,000 and $326,000, respectively. The dividends attributable to these shares for the six months ended September 30, 2008 and 2007 were $812,000 and $640,000, respectively. The current year amount is higher since it includes dividends attributable to the Series C Preferred Stock that was issued on September 21, 2007. Additionally, our convertible Series C Preferred Stock had a beneficial conversion feature as a result of an in-the-money conversion option at the respective dates of commitment. For the issuance of the Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing's commitment date multiplied by the number of shares into which the Series C Preferred Stock are convertible. The value of the beneficial conversion feature was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid in capital. Since the Series C Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Series C Preferred Stock financings aggregating approximately $2,328,000 (restated) during both the three and six months ended September 30, 2007.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2009. As at September 30, 2008, our working capital was $94,000 and our cash and cash equivalents were $421,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $96 million.

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

        In September 2005, we entered into a two-year $5 million credit facility with a commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory). On March 28, 2008, the maturity date for borrowings was extended to March 30, 2009. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including the net worth covenant, and funding covenant. Effective as of July 31, 2008, we received a waiver from our senior lender waiving our compliance with the net worth covenant and the funding covenant, and amended the credit facility by extending the time period to receive proceeds from the issuance of subordinated debt or equity securities to no later than September 5, 2008 and increasing such requirement to $3,000,000. On August 29, 2008, we further amended the credit facility by requiring that we receive at least $1,000,000 in proceeds from the issuance of subordinated debt no later. On September 5, 2008, we received $1,000,000 from the issuance of subordinated debt and amended the credit facility to extend the time period to receive $2,000,000 in proceeds from the issuance of subordinated debt or equity securities to no later than September 30, 2008, as amended to October 21, 2008 on September 30, 2008. As of November 5, 2008, there were $2,446,000 borrowings outstanding under this amended credit facility.

        We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix and its affiliates will be sufficient to fund our anticipated operations, working capital, capital spending and debt service through March 31, 2009.

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands of dollars)
Cash used in operating activities	$(1,387)	$(3,486)	$(2,577)	$(2,617)
Cash used in investing activities	(72)	(99)	(151)	(193)
Cash provided by financing activities	1,730	7,725	2,416	7,725
Cash and cash equivalents	421	6,626	421	6,626

        Our operating activities used $1,387,000 of cash for the three months ended September 30, 2008 as compared to $3,486,000 of cash used in operating activities for the three months ended September 30, 2007. The decrease in the use of cash in the three months ended September 30, 2008 as compared to the prior period was principally attributable to favorable timing of payables of $3,707,000 offset by an unfavorable timing of receivable collections of $1,448,000 and the increase of $329,000 in net loss, net of items not affecting cash. Our operating activities used $2,577,000 of cash for the six months ended September 30, 2008 as compared to $2,617,000 of cash used in operating activities for the six months ended September 30, 2007. The cash used in operating activities for the three and six months ended September 30, 2008 and 2007 is primarily attributable to our operating losses.

        Cash used in investment activities consists of additions to fixed assets, primarily software for our information systems, tooling equipment and demonstration units.

        Our financing activities provided $1,730,000 for the three months ended September 30, 2008 as compared to $7,725,000 of cash provided by financing activities for the three months ended September 30, 2007. For the six months ended September 30, 2008 our financing activities provided $2,416,000 as compared to $7,725,000 of cash provided by financing activities for the six months ended September 30, 2007. Cash provided by financing activities for the three and six months ended September 30, 2008 consisted principally of net proceeds from the issuance of a promissory note and net borrowings from our revolver facility. For the three months ended September 30, 2007, cash provided by financing activities was from the net proceeds from the issuance of Series C Preferred Stock and an increase in the borrowings from our revolver facility.

Subsequent Event

        On October 21, 2008, pursuant to a note purchase agreement dated September 5, 2008, as amended (the "Note Purchase Agreement"), we and our wholly owned subsidiary (together with the Company, the "Borrowers") issued secured subordinated promissory notes in the aggregate principal amount of $2,000,000 and issued warrants to purchase up to 16,666,667 shares of our common stock of at an exercise price of $0.12 per share to purchasers. In addition, on October 21, 2008 the Borrowers and all of the purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted on September 5, 2008 from $0.27 per share to $0.12 per share. In connection with the amendment, the warrants previously issued to Phoenix under the Note Purchase Agreement were amended and restated to reflect the new warrant exercise price of $0.12 per share, and as such, Phoenix may now purchase up to 8,333,333 shares of our common stock pursuant to the terms of the warrant instead of up to 3,703,704 shares as previously reported.

        The secured subordinated promissory notes issued to the purchasers are due and payable in full on August 5, 2009 and bear interest at the rate of 10% per annum. Interest on the notes may be paid in cash or, at our option, in shares of our common stock. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interest of our senior lender.

        The warrants issued to Phoenix and the purchasers expire on September 5, 2011. The warrants may be exercised in whole or in part prior to September 5, 2011, as follows: (i) twenty-five percent of the shares of common stock exercisable pursuant to the warrant will vest upon issuance of such warrant and are immediately exercisable; and (ii) seventy-five percent of the shares of common stock exercisable pursuant to such warrant will vest in equal periods every thirty days with the last period ending on August 5, 2009 and are immediately exercisable upon vesting, provided, however, that if all obligations due under the note purchased by such holder are satisfied in full prior to August 5, 2009, such warrant will cease vesting as of the date that all such obligations were satisfied.

        Mr. Philip S. Sassower and Mr. Andrea Goren, are members of our Board of Directors, are co-managers of Phoenix. After giving effect to the transactions contemplated in the Note Purchase Agreement, Phoenix beneficially owns approximately 28% of our voting stock. In additional, Mr. Sassower individually, or through entities he controls, beneficially owns approximately 15% of our voting stock.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)    Changes in internal control over financial reporting.

        During the three months ended September 30, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

        In the three months ended September 30, 2008, we had, three customers, including two value-added resellers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or customers with revenue from others in future periods, our revenue may fluctuate and our growth would be limited.

        Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three months ended September 30, 2008, three customers accounted for more than 10% of our total revenue. Customers located in Canada, United States of America, and Germany, accounted for approximately 33%, 12% and 11%, respectively, of our total revenue for the three months ended September 30, 2008. If we are unable to replace revenue generated from our major customers, including resellers with revenue from others our revenue may fluctuate and our growth would be limited.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the three months ended September 30, 2008, we issued a total of 98,226 shares of common stock to Martin Janis & Company, Inc. in return for approximately $30,000 of investor relations services provided to us. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
July 15, 2008	32,742	$0.31
August 15, 2008	32,742	$0.31
September 15, 2008	32,742	$0.31

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None. [See note on Exhibit Number 10.1, 10.2, 10.3, and 10.4 below]

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit
10.1	Seventh Amendment to the Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 4, 2008)
10.2	Note Purchase Agreement, dated September 5, 2008 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 11, 2008)
10.3	Eighth Amendment to the Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed October 6, 2008)
10.4	Side Letter to the Note Purchase Agreement, dated October 21, 2008 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed October 27, 2008)
31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*
Certifications of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.
Dated: November 13, 2008	By:	/s/ MICHAEL J. RAPISAND Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)