Form 10-Q
period 2008-12-31
XPLORE TECHNOLOGIES CORP
filed 2009-02-13
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 6, 2009, the registrant had 84,955,778 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$733
Accounts receivable, net	4,562	4,936
Inventory	3,950	3,408
Prepaid expenses and other current assets	497	658
Total current assets	9,387	9,735
Fixed assets, net	585	1,094
Deferred charges	128	—
	$10,100	$10,829
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,707	$4,634
Bank indebtedness	2,480	—
Promissory notes	2,213	—
Total current liabilities	10,400	4,634
Commitments and contingencies
SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 9,000 and 9,589, respectively	9	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274	15	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 79,020 and 70,010, respectively	79	70
Additional paid-in capital	111,093	107,594
Accumulated deficit	(111,559)	(101,557)
	(300)	6,195
	$10,100	$10,829

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Revenue	$6,011	$5,394	$18,569	$18,303
Cost of revenue	4,126	3,772	13,377	12,753
Gross profit	1,885	1,622	5,192	5,550

Expenses:
Sales, marketing and support	812	1,260	3,277	3,624
Product research, development and engineering	1,446	1,162	6,017	2,818
General administration	1,414	1,505	4,000	4,190
	3,672	3,927	13,294	10,632
Loss from operations	(1,787)	(2,305)	(8,102)	(5,082)

Other expenses:
Interest expense	(497)	(6)	(603)	(54)
Other	(24)	24	(78)	(9)
	(521)	18	(681)	(63)
Net loss	$(2,308)	$(2,287)	$(8,783)	$(5,145)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	—	—	(2,328)
Dividends attributable to Preferred Stock	(404)	(410)	(1,216)	(1,050)
Net loss attributable to common shareholders	(2,712)	(2,697)	(9,999)	(8,523)
Loss per common share	(0.03)	(0.03)	(.12)	(0.07)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	—	—	(0.04)
Dividends attributable to Preferred Stock	(.01)	(.01)	(.02)	(0.02)
Loss per share attributable to common shareholders	$(0.04)	$(0.04)	$(0.14)	$(0.13)
Weighted average number of common shares outstanding	75,366	66,893	72,703	65,447

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(2,308)	$(2,287)	$(8,783)	$(5,145)
Items not affecting cash:
Depreciation and amortization	186	201	749	446
Allowance for doubtful accounts	(234)	165	81	159
Stock-based compensation expense	185	249	799	729
Equity instruments issued in exchange for services	21	98	106	355

Changes in operating assets and liabilities:
Accounts receivable	(699)	(905)	293	112
Inventory	(186)	(788)	(542)	(1,249)
Prepaid expenses and other current assets	(296)	217	218	117
Accounts payable and accrued liabilities	430	1,095	1,601	(96)
Net cash used in operating activities	(2,901)	(1,955)	(5,478)	(4,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(89)	(557)	(240)	(750)
Net cash used in investing activities	(89)	(557)	(240)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	6,300	—	20,150	4,750
Repayment of bank indebtedness	(5,270)	(1,405)	(17,670)	(4,750)
Net proceeds from issuance of promissory notes	1,917	—	2,815	—
Net proceeds from issuance of Series C Preferred Stock	—	—	—	6,320
Proceeds from exercise of stock options	—	—	68	—
Net cash provided by (used in) financing activities	2,947	(1,405)	5,363	6,320

CHANGE IN CASH AND CASH EQUIVALENTS	(43)	3,917	(355)	998
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	421	6,626	733	1,711
CASH AND CASH EQUIVALENTS, END OF PERIOD	$378	$2,709	$378	$2,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$51	$6	$130	$75
Payments for income taxes	$—	$—	$—	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and related notes included in the Company’s fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 5, 2008.

a)  Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2009. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC (“Phoenix”), a significant shareholder, and its affiliates, if necessary, will be sufficient to fund the anticipated operations through March 31, 2009. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Comparative amounts have been reclassified to conform to the current period’s financial statement presentation.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

3. INVENTORY

	December 31, 2008	March 31, 2008
Finished goods	$3,362	$2,658
Computer components	588	750
Total inventory	$3,950	$3,408

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets was $268 and $141 at December 31, 2008 and March 31, 2008, respectively.

Prepaid expenses at March 31, 2008 included $250 representing advances to a supplier to secure the supply of components.

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation:

	December 31, 2008	December 31, 2007
Series A Preferred Shares	63,178,777	63,178,777
Series B Preferred Shares	9,000,277	9,488,513
Series C Preferred Shares	15,274,000	15,274,000
Warrants	37,287,622	26,642,465
Options	12,793,333	14,618,668
	137,534,009	129,202,423

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

On February 28, 2007, the Company modified its credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company’s U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company’s foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at prime plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company is obligated to pay a fee equal to .25% of the unused portion of the credit facility. The amended agreement includes financial covenants that require the Company to have a minimum excess availability of $750. Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company’s suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company.  The maturity date for borrowings under this amended facility is March 30, 2009.  The Company is currently negotiating an extension of the maturity date with the bank.  As of February 6, 2009, there were $2,736 borrowings outstanding under this amended credit facility.

6. PROMISSORY NOTES

On September 5, 2008, the Company and its wholly owned subsidiary, together with the Company, referred to as the “Borrowers”, issued to Phoenix a secured subordinated promissory note in the aggregate principal amount of $1,000 and warrants to Phoenix to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27. The secured subordinated promissory note issued is due and payable in full on August 5, 2009 and bears interest at the rate of 10% per annum.  Interest on the note is payable quarterly commencing December 31, 2008 and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock .

On October 21, 2008, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $2,000 and issued warrants to purchase up to 16,666,667 shares of common stock of the Company at an exercise price of $0.12 per share to purchasers, including affiliates of the Company.  In addition, on October 21, 2008 the Borrowers and all purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted to Phoenix on September 5, 2008 from $0.27 per share to $0.12 per share and increasing the number of shares of common stock Phoenix may now purchase from 3,703,704 up to 8,333,333 shares of the Company’s common stock in order to provide for note purchasers with the same terms.

The secured subordinated promissory notes issued to the purchasers are due and payable in full on August 5, 2009 and bear interest at the rate of 10% per annum.  Interest on the notes is payable quarterly commencing December 31, 2008 and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  Interest expense for the three and nine months ended December 31, 2008 was approximately $72 and was paid with the issuance of 936,196 shares of common stock subsequent to December 31, 2008. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interests of the Company’s senior lender.

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

The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.86%, volatility of approximately 104% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $1,094 assigned to the warrants issued to the promissory notes holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modification of the September 5, 2008 warrant resulted in a recalculation of fair value which is reflected in the value of $1,094.  The discounts are amortized over the terms of the promissory notes.  During the three and nine months ended December 31, 2008, $308 was recognized as interest expense.

7. SHARE CAPITAL

The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

On November 5, 2008, the Company’s Board approved an employee stock purchase plan that was implemented on January 1, 2009 subject to shareholder approval,  The initial offering period is from January 1, 2009 to March 31, 2010, the purchases of shares of common stock will occur quarterly at a price of $0.096 per share and 46% of the Company’s employees are participating in the first offering period.

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

On September 21, 2007, the Company raised $7,387 in gross proceeds through the private placement to accredited investors of 14,774,000 shares of its Series C Convertible Preferred Stock and warrants to purchase 7,387,000 shares of its common stock. The Company sold the shares of Series C Preferred Stock and warrants to the investors in Units, at a price of $0.50 per Unit. Each Unit consisted of one share of Series C Preferred Stock and one warrant to purchase one-half of one share of the Company’s common stock. Phoenix, the Company’s largest stockholder, purchased an aggregate of 3,320,000 Units for an aggregate purchase price of $1,660.

The Series C Preferred Stock is pari passu with the Company’s Series A and Series B Convertible Preferred Stock in terms of dividends, liquidation and voting. The Series C Preferred Stock carries a 5% cumulative dividend that may be paid, at the option of the Company, in either cash or common stock. The shares of Series C Preferred Stock are convertible initially on a one-for-one basis into shares of common stock at any time at the option of the holder, subject to adjustment for stock dividends, splits, combinations and similar events. The warrants issued to the investors are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009.

In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix (see Note 9 ) aggregate fees of $443 and issued warrants to purchase an aggregate of 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009. Other Series C Preferred Stock issuance costs as of September 30, 2007 were $863 and include a non-cash charge of $241 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $622 represents costs associated with obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement, costs related to registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants issued in connection with the private placement and legal fees.

For the three and nine months ended December 31, 2008, there were dividends of $268 and $809, respectively, for the Series A Preferred Stock, $39 and $121, respectively, for the Series B Preferred Stock and $95 and $288, respectively, for the Series C Preferred Stock. For the three and nine months ended December, 2007, there were dividends of $268 and $811, respectively, for the Series A Preferred Stock, $42, and $128, respectively, for the Series B Preferred Stock and $75 and $86, respectively, for the Series C Preferred Stock. As of December 31, 2008 and 2007, there were accrued and unpaid dividends of $91 and $90, respectively, for the Series A Preferred Stock, $13 and $13, respectively, for the Series B Preferred Stock and $32 and $31, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $3,060 and $7,637, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to a liquidation.  During the three and nine months ended December 31, 2008, 341,177 shares and 588,236 shares, respectively, of Series B Preferred Stock were exchanged for an equal number of shares of common stock.

On July 18, 2007, the Company entered into an agreement with a financial advisory firm to serve as a financial and strategic advisor to the Company and assist the Company in obtaining financing for its growth and product development. In exchange for these services, the Company issued to the advisor a warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.45. The warrant expires on August 8, 2010. Under the terms of the agreement, as amended, 500,000 warrant shares vested upon stockholder approval (which was received on January 15, 2008) and the remaining 2,000,000 warrant shares will vest in the sole discretion of the Company.

The warrants have been valued separately at fair value using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders’ equity and as a deferred charge that was amortized over the warrant’s vesting term. For the three and nine months ended December 31, 2008, there has been no expense recognized and for the three and nine months ended December 31, 2007, $74 and $264, respectively, of amortization was recorded in general administration expense.

The convertible Series C Preferred Stock has a beneficial conversion feature as a result of an in-the-money conversion option at the respective dates of commitment. For the issuance of the Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the conversion price and the Toronto Stock Exchange closing market price of the Company’s common stock as of the related financing’s commitment date multiplied by the number of shares into which the Series C Preferred Stock are convertible. The value of the beneficial conversion features are presented as deemed dividends to the Series C Preferred Stockholders with an offsetting amount to additional paid-in capital. Since the Series C Preferred Stock is immediately convertible into common stock by the holders at any time, the Company recognized non-cash charges (deemed dividends) in connection with the Series C Preferred Stock financing aggregating approximately $2,328 for the nine months ended December 31, 2007.

Warrants outstanding

There were warrants to purchase an aggregate of 37,287,622 shares of common stock outstanding at December 31, 2008 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
998,854/998,854	US$	0.58	August 9, 2009
250,000/250,000	US$	0.50	August 8, 2009
265,328/265,328	US$	0.35	September 22, 2009
7,387,000/7,387,000	US$	0.50	September 21, 2009
886,440/886,440	US$	0.50	September 21, 2009
2,500,000/500,000	US$	0.45	August 8, 2010
25,000,000/10,454,545	US$	0.12	September 5, 2011

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

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2009 and 2008 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 106% and 104%, respectively, and no dividends for both years. The Company recorded compensation cost of $185 and $249 for the three months ended December 31, 2008 and 2007, respectively, and $799 and $729 for the nine months ended December 31, 2008 and 2007, respectively.  This expense was recorded in the employee related functional classification.

A summary of the activity in the Company’s Share Option Plan during the nine months ended December 31, 2008 is as follows:

	Nine months ended December 31, 2008
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2008	14,329,668	$0.51
Granted	1,615,000	$0.45
Exercised	(150,000)	$0.46
Forfeited	(3,001,335)	$0.48
Outstanding at end of period	12,793,333	$0.49

At December 31, 2008, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Share Option Plan.

A summary of the options outstanding and exercisable as at December 31, 2008 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.14—0.38	6,438,501	2.8	4,266,784	2.6
$0.39—0.49	2,813,834	2.8	1,342,837	1.2
$0.50—0.56	2,629,164	4.0	884,720	3.9
$0.57—1.18	811,834	1.3	811,834	1.3
$1.19—1.50	100,000	0.4	100,000	0.4
	12,793,333	2.9	7,406,175	2.4

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the majority of the exercise prices for the current options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States of America dollar.

During the three months ended December 31, 2008, grants in the amount of 40,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.14 per share. The fair value of these grants to be recognized as future stock compensation expense was $4. In addition to these grants, during the nine months ended December 31, 2008, grants in the amount of 325,000 shares of common stock were issued to non-executive employees of the Company at an average exercise price of $0.35 per share and a grant in the amount of 1,250,000 shares of common stock was issued to an executive of the Company at an exercise price of $0.49 per share. The fair value of these grants (totaling 1,575,000 shares) to be recognized as future stock compensation expense was $458.

Compensation expense for the stock plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2008 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at December 31, 2008 was $1,003 to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

In connection with the Company’s issuance of a subordinated secured promissory note to Phoenix (see Note 6) the Company paid an affiliate of Phoenix an administration fee of $60 related to the total placement of $3,000 of subordinated secured promissory notes (see Note 6).  For the three and nine months ended December 31, 2008, related interest expense of $31 was recognized and subsequent to December 31, 2008 paid through the issuance of 409,641 shares of the Company’s common stock.

In connection with the Company’s private placement of Series C Preferred Stock, the Company entered into a standby letter of commitment with SG Phoenix LLC (“SG Phoenix”), an affiliate of Phoenix, whereby SG Phoenix agreed to purchase or caused to be purchased up to 14 million Units, at the offering price of $0.50 per Unit, less the aggregate amount of Units sold by the Company’s selling agents in the private placement. In connection with the private placement, SG Phoenix purchased or caused to be purchased 11,000,000 Units at an aggregate purchase price of $5,500 and the Company paid to SG Phoenix a fee of $330 and issued warrants to SG Phoenix to purchase an aggregate of 660,000 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will terminate on September 21, 2009.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America and Canada accounted for 60% and 15% respectively, of the Company’s total revenue for the three months ended December 31, 2008.  The United States of America and Canada were the only countries to account for more than 10% of the Company’s total revenue with 49% and 23%, respectively, for the nine months ended December 31, 2008. The United States of America and the Netherlands accounted for more than 10% of our revenue during the three and nine months ended December 31, 2007.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Revenue by country:
United States of America	$3,616	$2,523	$9,122	$9,608
Canada	923	378	4,248	1,284
Netherlands	352	1,233	919	1,944
Other	1,120	1,260	4,280	5,467
	$6,011	$5,394	$18,569	$18,303

The Company has a variety of customers, however, in a given year a single customer can account for a significant portion of revenues. For the three months ended December 31, 2008, the Company had two customers who each accounted for more than 10% of total revenue.  The customers were located in the United States of America and Canada.  For the nine months ended December 31, 2008, the Company had one customer in Canada who accounted for more than 10% of total revenue.  For the three and nine months ended December 31, 2007, the Company had one customer who accounted for more than 10% of total revenue.  The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2008	$6.0	2	33%
December 31, 2007	$5.4	1	23%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2008	$18.6	1	14%
December 31, 2007	$18.3	1	11%

At December 31, 2008, the Company had three customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2008	$2.5	3	55%

The Company’s exposure to supplier risk is as follows:

The Company relies on a single supplier for the majority of its finished goods. At December 31, 2008 and 2007, the Company owed this supplier $2,324 and $2,204 respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the nine months ended December, 2008 and 2007 were $8,569 and $9,602, respectively.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States of America, had more than 10% of the Company’s assets for each of the nine months ended December 31, 2008 and 2007.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)                                      Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $251 and the lease maturity date is August 31, 2009. The Company no longer leases a satellite office in Helsinki, Finland, or a branch office in Taipei, Taiwan.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2009	$63
2010	104
$167

b)                                     Purchase commitment

At December 31, 2008, the Company had purchase obligations extending into fiscal 2009 of approximately $488 related to inventory and product development items.

c)                                      Litigation

During the three months ended December 31, 2008, the Company settled a dispute with a value added reseller (“Reseller”) related to the Reseller’s servicing of products from 2001 to 2004.  The Company discontinued selling these products in 2004.  Pursuant to the terms of the settlement, the Reseller was paid $50 in December 2008, and will receive an aggregate of $50 over the first six months of 2009 in equal amounts, was issued 1,334,000 shares of the Company’s common stock and may receive up to $60 of discounts on future purchases of the Company’s products.  The Company’s warranty reserve for these products, included in accrued liabilities, was adequate to cover the cash payments and the $240 value of the common stock.  Legal fees which were in excess of the reserve in the amount of $207 have been recorded as general administration expense for the three months ended December 31, 2008.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.  SUBSEQUENT EVENT

On January 30, 2009, the Company raised $500 in a private placement pursuant to the issuance of 5,000,000 shares of the Company’s common stock and warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $0.13 per share.  The warrants will expire on January 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have been developing other new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in the third quarter of calendar 2008, as well as, a state of the art docking system geared towards military markets, which we expect will be available in the second quarter of calendar 2009. In addition, we were developing a rugged, mobile notebook PC which required further design modifications. As a result, we have suspended our notebook development activities in light of the current market and economic conditions and have not determined when we will resume its development.

We are dependent upon the market acceptance of our next generation of the iX104™ Tablet PC system. We believe the markets initial response to our next generation of the iX104 has been favorable.  However, the global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business.  During the three months ended December 31, 2008, we took cost reduction actions in response to the market conditions.  We reduced our headcount by approximately 43% during last quarter, and the impact of the headcount reduction will be realized in the first calendar quarter of 2009.  Our development spending has been reduced and is limited solely to products we expect to introduce to the market in 2009.  Further, we continue to evaluate all other operating costs with a view to further reduce our operating expenses.  Management estimates that the current cost reduction actions should significantly reduce our calendar 2009 cash operating expenses.

Management believes that if we can successfully penetrate the military markets with our state of the art docking system we should expect to increase our revenue for fiscal 2010 as compared to fiscal 2009.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended December 31, 2008. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition.  Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, in limited circumstances we sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training and other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments as our returns have been minimal.

Allowance for Doubtful Accounts.  We regularly review and monitor collections of our accounts receivables and make estimated provisions, generally monthly, based on our experience, aging attributes, results of collection efforts and current market conditions.  If our estimate for allowance for doubtful accounts is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.  Our estimates have not required significant adjustment due to actual experience.

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

Tooling Amortization.  We amortize tooling costs over a two year period or estimated life, whichever is shorter. Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling. This assessment requires an assessment of the market for our products and our future revenue expectations. On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue for the periods covered by these financial statements. There have been no instances where we determined that useful life was significantly less than two years. Accordingly, we have not recorded material adjustments.

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

Financial Instruments.  The warrants we issued in connection with the promissory notes have been valued separately using the Black-Scholes methodology. The notes originally reflected in our financial statements are at a discounted value and the difference between this discount amount and the face value of the notes, which is repayable at maturity, is amortized as additional non-cash interest expense during the term of the notes. The determination of the value attributed to the warrants and notes required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options to acquire common stock issued to employees have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Results of Operations

Revenue.  We derive revenue from sales of our rugged wireless Tablet PC systems which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, fork truck docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs.

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

Gross Profit.  Gross profit has been, and will continue to be, affected by a variety of factors, including competition, product mix and average selling prices of products, maintenance, new product introductions and enhancements, the cost of components and manufacturing labor, fluctuations in manufacturing volumes, component shortages, the mix of distribution channels through which our products are sold, and warranty costs.

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

General Administration.  General administration expenses consist of salaries and related expenses for finance, accounting, legal, procurement and information technology personnel, professional fees and corporate expenses, and costs associated with becoming and being a U.S. public company, including regulatory compliance costs.

Interest.  Interest expense includes interest on all debenture and promissory note borrowings, interest on borrowings related to the bank revolving credit facility, non-cash interest charges representing the amortization of the promissory notes and discounts and amortization of deferred financing costs consisting principally of legal fees related to the financing transactions.

Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three and Nine Months Ended December 31, 2008 vs. Three and Nine Months Ended December 31, 2007

Revenue.  Total revenues for the three months ended December 31, 2008 were $6,011,000 as compared to $5,394,000 for the three months ended December 31, 2007, an increase of $617,000, or approximately 11%. Total revenues for the nine months ended December 31, 2008 were $18,569,000 as compared to $18,303,000 for the nine months ended December 31, 2007, an increase of $266,000, or approximately 1%. The increase in revenue was attributable to increases in unit sales of 19% for both the three and nine months ended December 31, 2008 offset by declines in average selling prices for the three and nine months ended December 31, 2008.  We believe the launch of the next generation of our iX104 rugged Tablet PC contributed to the increase in revenue for the three months ended December 31, 2008.  Revenue for the nine months ended December 31, 2008 includes our largest single order in our history which accounted for over $2,650,000 of revenue.  Excluding our three largest orders which accounted for 27% of our revenue and had special pricing due to their volume and unique customizations, our average selling prices declined by less than 5% for both the three and nine months ended December 31, 2008.  The declines were attributable to lower pricing associated with older generation products that accounted for the majority of our product mix.

We have a number of customers, however, in a given period a single customer can account for a significant portion of our sales. For the three months ended December 31, 2008, two customers accounted for 33% and for the nine months ended December, 2008 one customer accounted for 14%, of our total revenue. For three months and nine months ended December 31, 2007, there was one customer that accounted for 23% and 11%, respectively, of our total revenue.  At December 31, 2008, there were three customers with receivable balances that were 55% of the outstanding receivables.  At December 31, 2007 there was one customer with a receivable balance that was 27% of the outstanding receivables.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America and Canada accounted for 60% and 15%, respectively, of our total revenue for the three months ended December 31, 2008.  The United States of America and Canada were the only countries to account for more than 10% of our total revenue with 49% and 23%, respectively, for the nine months ended December 31, 2008. The Netherlands accounted for 23% and 11% of our revenue during the three and nine months ended December 31, 2007, respectively.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2008 was $4,126,000 compared to $3,772,000 for the three months ended December 31, 2007, an increase of $354,000 or approximately 9%.  This increase was primarily due to a 19% increase in unit sales offset by lower product costs attributable to a reduction in component costs.  Total cost of revenue for the nine months ended December 31, 2008 was $13,377,000 compared to $12,753,000 for the nine months ended December 31, 2007, an increase of $624,000 or approximately 5%. This increase was primarily due to a 19% increase in unit sales and a charge of approximately $300,000 for inventory obsolescence during our second quarter offset by lower product costs attributable to a reduction in component costs.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at December 31, 2008 and 2007 were $8,569,000 and $9,602,000, respectively. At December 31, 2008 and 2007, we owed this supplier $2,324,000 and $2,204,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $263,000 to $1,885,000 (31.4% of revenue) for the three months ended December 31, 2008 from $1,622,000 (30.1% of revenue) for the three months ended December 31, 2007.  Total gross profit decreased by $358,000 to $5,192,000 (28.0% of revenue) for the nine months ended December 31, 2008 from $5,550,000 (30.3% of revenue) for the nine months ended December 31, 2007.   The reduction in the gross profit as a percentage of revenue for both the nine months ended December 31, 2008 was due to a lower margin associated with two large orders which had special pricing commensurate with the volume and the impact of the inventory obsolescence charge. Excluding these factors, the gross margin percentages for the three and nine month periods ended December 31, 2008 were approximately the same as in the prior corresponding period.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2008 were $812,000 compared to $1,260,000 for the three months ended December 31, 2008. The $448,000 decrease was primarily due to the implementation of cost reductions and decreased marketing expenses that resulted in a reduction of $291,000.  Marketing activities, including trade show participation, print media and investments in demonstration units have been significantly reduced.  Marketing expenses were also favorably offset by a $75,000 supplier reimbursement of prior period co-op marketing expenses.  Rescheduling of our annual sales meeting accounted for $34,000 of the decline in expenses in addition to a reduction in travel related costs of $34,000. Sales, marketing and support expenses for the nine months ended December 31, 2008 were $3,277,000 compared to $3,624,000 for the nine months ended December 31, 2007.  Most of the $347,000 decrease consisted of the aforementioned decreases in marketing expenses of $176,000, annual sales meeting of $34,000 and travel related costs of $42,000.  In addition, a reduction of $73,000 in personnel related costs associated with a net reduction in sales support headcount contributed to the decline.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2008 increased by $284,000 to $1,446,000 as compared to $1,162,000 for the three months ended December 31, 2007. Headcount related costs accounted for $42,000 of the increase related to increases in engineering staff related to new product development as compared to the prior period.   Non-headcount related research and development costs increased by $242,000, including $52,000 of depreciation expense for development test equipment.  The development activities and associated expenses for the three and nine months ended December, 2008 related to research and development of a rugged, mobile notebook PC, a rugged military docking system and the next generation of our iX104 rugged tablet, referred to as the C4 which was initially introduced to the market in September 2008 and additional options introduced during the three months ended December 31, 2008.  Product research, development and engineering expenses for the nine months ended December 31, 2008 increased by $3,199,000 to $6,017,000 as compared to $2,818,000 for the nine months ended December 31, 2007. Headcount related costs accounted for $576,000 of the increase related to increases in engineering staff for new product development.  The headcount cost increase included $168,000 of contract labor, $80,000 for relocation and recruiting expense and $80,000 for employee stock compensation. Additionally, non-headcount related research and development costs increased by $2,623,000, including $511,000 of depreciation expense for development test equipment. A significant majority of the increase was attributable to the development of our rugged, mobile notebook PC and included a one-time charge of $1,020,000 related to design changes.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2008 were $1,414,000 compared to $1,505,000 for the three months ended December 31, 2007, a decrease of $91,000. The decrease was a net result of a decrease in non-recurring non-cash charges of $108,000 for the value assigned to warrants granted to a consultant in the prior period, decrease in headcount related costs of $128,000, decrease in public reporting costs of $60,000,  a decrease in expenses relating to the maintenance of our information systems and training of $37,000, and a decrease in expenses related to general office expenses of $21,000 offset by increases in legal expenses, principally related to the GTBM settlement, of $204,000 and our provision for doubtful accounts of $68,000. General administration expenses for the nine months ended December 31, 2008 were $4,000,000 compared to $4,190,000 for the nine months ended December 31, 2007, a decrease of $190,000. The decrease includes the effect of a prior period non-recurring non-cash charge of $351,000 for the value assigned to warrants granted to a consultant, and decreases of $193,000 related to public reporting costs, $88,000 in headcount related costs, $26,000 for recruiting and $29,000 for general office expenses These declines were offset by increases attributable to upgrades and maintenance of our information systems and training of $174,000, legal expenses of $268,000 and $74,000 for allowance for doubtful accounts.

For the three months ended December 31, 2008 and 2007, the recorded employee stock-based compensation expense was $185,000 and $249,000, respectively. For the nine months ended December 31, 2008 and 2007, the fair value of employee stock-based compensation expense was $799,000 and $729,000, respectively. This expense was recorded in the employee related functional classification. The increase in expense was primarily attributable to an options grant to certain of our employees in April 2008.

Depreciation and amortization expenses for the three months ended December 31, 2008 and 2007 were $186,000 and $201,000, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2008 and 2007 were $749,000 and $446,000, respectively. This increase was associated with additions for new product testing equipment.

Interest Expense.  Interest expense for the three months ended December 31, 2008 was $497,000 compared to $6,000 for the three months ended December 31, 2007. Interest expense for the nine months ended December, 2008 was $603,000 compared to $54,000 for the nine months ended December 31, 2007.    The increases in interest expense for the three and nine months ended December 31, 2008 are attributable to the increased borrowings and an increase in the average outstanding balance under of our working capital facility in 2008 and the issuance of the promissory notes in 2008.   Funds provided through the sale of the Series C Preferred Stock in September 2007 resulted in minimal utilization of the working capital facility in the prior comparable periods.  Additionally, interest expense for the three and nine months ended December 31, 2008 includes non-cash interest expense charges of $308,000 associated with the promissory notes discounts and amortization of deferred financing costs.  There was no non-cash interest expense for the three and nine months ended December 31, 2007.

Other Income (Expenses).  Other income (expenses) for the three months ended December 31, 2008 was $(24,000) compared to $24,000 for the three months ended December 31, 2007. Other expenses for the nine months ended December 31, 2008 was $(78,000) compared to $(9,000) for the nine months ended December 31, 2007.

Net Loss.  The net loss for the three months ended December 31, 2008 was $2,308,000 ($0.03 per common share) as compared to a net loss of $2,287,000 ($0.03 per common share) for the three months ended December 31, 2007. The increase in the net loss for the three months ended December 31, 2008 of $21,000 was principally due to an increase in interest expense of $491,000 offset by a decrease in all operating expenses of $255,000 and increase in gross profit of $263,000. The net loss for the nine months ended December 31, 2008 was $8,783,000 ($0.12 per common share) compared to a net loss of $5,145,000 ($0.07 per common share) for the nine months ended December 31, 2007. The increase in the net loss of $3,638,000 and loss per share from the prior period was due to the effects of the increases in research and development expenses of $3,199,000, and interest expense of $549,000 and reduction in gross profit of $358,000 offset by a reduction in sales, marketing and support expense of $347,000.

Net Loss Attributable to Common Shareholders.  Net loss attributable to common shareholders for the three months ended December 31, 2008 was $2,712,000 compared to $2,697,000 for the three months ended December 31, 2007.  Net loss attributable to common shareholders for the nine months ended December 31, 2008 was $9,999,000 compared to $8,523,000 for the nine months ended December 31, 2007.  We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended December 31, 2008 and 2007 were $404,000 and $410,000, respectively. The dividends attributable to these shares for the nine months ended December 31, 2008 and 2007 were $1,216,000 and $1,050,000, respectively. The current year amount is higher since it includes dividends attributable to the Series C Preferred Stock that was issued on September 21, 2007.   Additionally, our convertible Series C Preferred Stock had a beneficial conversion feature as a result of an in-the-money conversion option at the respective dates of commitment. For the issuance of the Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the related financing’s commitment date multiplied by the number of shares into which the Series C Preferred Stock are convertible. The value of the beneficial conversion feature was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid in capital. Since the Series C Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Series C Preferred Stock financings aggregating approximately $2,328,000 (restated) during both the three and six months ended September 30, 2007.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2009. As of December 31, 2008,  our cash and cash equivalents were $378,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $99 million and bank borrowings.

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

In September 2005, we entered into a two-year $5 million credit facility with a commercial bank. In February 2007, we amended the terms of this credit facility. Under the amended terms, we may finance up to the lesser of $8 million or 80% of our U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of our foreign accounts receivable (up to $2.5 million) plus 25% of eligible inventory (up to $1,750,000). Borrowings under the amended credit facility bear interest at prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to our inventory).  The maturity date for borrowings is March 30, 2009 and we are currently negotiating the extension of the facility with our lender. Borrowings are secured by all our assets and intellectual property. Pursuant to the terms of various subordination agreements between us and the commercial bank, and one of our suppliers, the commercial bank has a first priority security interest in all of our assets and the supplier has a priority security interest in certain of our trade debts. The loan agreement contains a number of financial and operational covenants, including a net worth covenant. As of February 6, 2009, there were $2,736,000 in borrowings outstanding under this amended credit facility.

We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix and its affiliates will be sufficient to fund our anticipated operations, working capital, capital spending and debt service through March 31, 2009.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December,
	2008	2007	2008	2007
	(in thousands of dollars)
Cash used in operating activities	$(2,901)	$(1,955)	$(5,478)	$(4,572)
Cash used in investing activities	(89)	(557)	(240)	(750)
Cash provided by (used in) financing activities	2,947	(1,405)	5,363	6,320
Cash and cash equivalents	378	2,709	378	2,709

Our operating activities used $2,901,000 of cash for the three months ended December 31, 2008 as compared to $1,955,000 of cash used in operating activities for the three months ended December 31, 2007. The increase in the use of cash in the three months ended December 31, 2008 as compared to the prior period was principally attributable to unfavorable timing of payables of $655,000 and the increase of $576,000 in net loss, net of items not affecting cash.  Our operating activities used $5,478,000 of cash for the nine months ended December 31, 2008 as compared to $4,572,000 of cash used in operating activities for the nine months ended December 31, 2007.  The increase of $906,000 in the use of cash for the nine months ended December 31, 2008 was primarily attributable to the increase of $3,592,000 in net loss, net of items not affecting cash reduced by the favorable timing of inventory purchases and payments of $2,404,000.

Cash used in investment activities consists of additions to fixed assets, primarily software for our information systems, tooling equipment and demonstration units.

Our financing activities provided $2,947,000 for the three months ended December 31, 2008 as compared to $(1,405,000) of cash used by financing activities for the three months ended December 31, 2007. For the nine months ended December 31, 2008 our financing activities provided $5,363,000 as compared to $6,320,000 of cash provided by financing activities for the nine months ended December 31, 2007. Cash provided by financing activities for the three and nine months ended December 31, 2008 consisted principally of net proceeds from the issuance of promissory notes and net borrowings from our credit facility. For the three months ended December 31, 2007, cash used by financing activities was from the pay down of the revolving credit facility using some of the proceeds from the issuance of Series C Preferred Stock.  For the nine months ended December 31, 2007 cash provided by financing activities consisted of the net proceeds from the issuance of Series C Preferred Stock.

Subsequent Event

On January 30, 2009, we raised $500,000 in a private placement through the issuance of 5,000,000 shares of our common stock and warrants to purchase up to 3,750,000 shares of our common stock with an exercise price of $0.13 per share.  The warrants will expire on January 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)                               Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)                               Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)                                Changes in internal control over financial reporting.

During the three months ended December 31, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

In the three months ended December 31, 2008, we have two customers, including one value-added reseller, that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or customers with revenue from others in future periods, our revenue may fluctuate and our growth would be limited.

Historically, in any given quarter a single value-added reseller (or VAR) customer could account for more than 10% of our revenue. In the three months ended December 31, 2008, two customers accounted for more than 10% of our total revenue. A customer located in the United States of America and a customer in Canada accounted for approximately 22% and 11%, respectively, of our total revenue for the three months ended December 31, 2008. If we are unable to replace revenue generated from our major customers, including resellers with revenue from others our revenue may fluctuate and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, we issued a total of 65,483 shares of common stock to Martin Janis & Company, Inc. in return for approximately $20,000 of investor relations services provided to us. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
October 15, 2008	32,742	$0.31
November 14, 2008	32,741	$0.31

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1*	2009 Employee Stock Purchase Plan
31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: February 13, 2009	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)