Form 10-K
period 2009-03-31
XPLORE TECHNOLOGIES CORP
filed 2009-08-14
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐    No ☐ (Not currently applicable to the Registrant)

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of September 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant was $9,861,556 based on the closing sale price of $0.17 on such date as reported on the Over the Counter Bulletin Board.

         As of August 1, 2009, the registrant had 104,127,574 shares of common stock outstanding.

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

PART I

Item 1.    Business

Overview

        Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ Tablet PC systems, which we refer to as the iX104 Systems, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 Systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases. Except as otherwise indicated by the context, all references in this Annual Report on Form 10-K to "Xplore," the "Company," "we," "us" and/or "our" are to Xplore Technologies Corp., a Delaware corporation, and its direct subsidiary.

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

        Our iX104 remains a viable product based on its features and 10.4 inch screen size. An upgraded version of our iX104 Tablet PC offering, which we refer to as iX104, was released in September 2008 and includes a more powerful processor and significant improvements to our award winning AllVue screen technology that delivers a bright picture both indoors and outdoors.

        We have made a significant investment to expand our presence in the U.S. military market, one of the world's largest consumers of rugged mobile computers. In addition to creating a team focused on military opportunities, we recently completed developing what we believe is a state of the art rugged docking station that when combined with our iX104 creates an expandable multi-mission tablet computer system for vehicle-mounted and dismounted applications. This product is named the Armadillo System and is built to function in harsh military environments. We believe our efforts should position Xplore to compete more effectively in this market.

        We are very proud of our partner and reseller network and continue to expand and improve our network to reach new markets and new geographies and to lay the groundwork for our expanded product offering. Our efforts have resulted in attracting new and significant Fortune 500 and Global 2000 companies.

        We have built a scalable infrastructure to support our growing business. Wistron Corporation (which we refer to as Wistron) continues to manufacture our iX104. Wistron is recognized as a leading provider of computers and electronic components to some of the world's largest technology companies, including Dell, Inc. and Hewlett-Packard Company. We expect this alliance to support our planned sales growth and product demand.

        We are a Delaware corporation. Shares of our common stock are quoted on the OTC Bulletin Board ("OTCBB") under the symbol XLRT.

Products

        Our family of iX™ advanced rugged Tablet Personal Computers is comprised of:

  •
  the iX104C4 Plus Tablet PC with durable finger print reader and user accessible hard drive and PC card bay; and

  •
  the iX104C4 Lite Tablet PC with durable finger print reader and user accessible hard drive and PC card bay, with a lower processing power and no Bluetooth® option; and

  •
  the Armadillo System, which is an iX104C4 Plus Tablet PC paired with an expandable active mounting dock for military applications.

        iX104C4 Plus Tablet PC is available in the following models:

  •
  the Dual Mode with Intel Centrino® technology and both active stylus and finger touch inputs;

  •
  the AllVue™ with Intel Centrino® technology and AllVue™ LCD technology for enhanced view ability in all lighting conditions; and

  •
  the Dual Mode with AllVue™ with Intel Centrino® technology, Dual Mode input capability and AllVue™ LCD technology for enhanced view ability in all lighting conditions.

        iX104C4 Lite Tablet PC is currently available in the Dual Mode model.

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

        Our family of iX™ computers are based primarily on the following features:

        Rugged—As opposed to some of our competitors, which have primarily placed non-rugged computers in rugged cases, we have built our devices from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. These specifications are designed to allow our products to withstand damage from being dropped onto concrete from up to 4 feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as -40° Fahrenheit and as high as 167° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

        Screen Technology—We seek to be a leader of screen technology with award winning displays. We have designed the AllVue™ screen which is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, as well as the Dual Mode screen, which allows the use of a digitizer pen and/or the finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

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

        Remote Connectivity—Our family of iX104C Tablet PCs have a range of wireless options (wLAN, wWAN and PAN) as well as global positioning system options.

        Accessories—We offer a broad range of add-on modules and accessories that better enable customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to customer needs. Service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems have been deployed to customers.

        Heightened Safety Standards—Our wireless-enabled Tablet PC systems have been tested and certified for use in hazardous locations both in North America and in the European Union.

        Our computers are designed to be used as a mobile computing system. These systems are comprised of an Xplore hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe the iX™ family of products allows the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity and are designed to operate in extreme environments.

Strategy

        Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market. Leveraging our expertise and our existing infrastructure, we plan to penetrate other product market categories that are larger than our existing rugged tablet PC market.

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

        Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing so that we can continue to focus our efforts on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our partner, Wistron, a leading contract manufacturers located in Taiwan. In addition, we have a key relationship with VT Miltope in respect to our Armadillo System, an integrated tablet and active docking system. Our targeted military market segments initially include ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

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

        Delivery of high quality, reliable systems—We measure and seek to improve product quality through rigorous quality assurance programs implemented with our partners, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

        Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy allows us to define multiple channels of sale within a region while maintaining key strategic alliances.

  Expand into New Rugged Product Markets

        We continue to consider other market opportunities, such as the growing need for rugged notebooks, which are broader in scope and opportunity. We believe, based upon a white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC) in July 2007, that an increasing number of companies are requiring their employees to transmit data from the field or non-traditional office environments. The white paper projects worldwide sales in the rugged mobile computing market to grow to over $6.3 billion by 2010 and the market for large form factor rugged devices to grow to $2.8 billion in 2010. We currently have one product in the large form factor segment of the rugged mobile computer market.

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

Sales

        Our customers are distribution partners, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users. For fiscal year 2009, approximately 80% of our total revenues were attributable to sales to our distribution partners and approximately 20% of our total revenues were attributable to sales directly to our end-users. We currently have relationships with more than 60 distribution partners. Our distribution partners generally have large sales organizations which in turn sell our products to entities that are the ultimate end-users of our products. Our distribution partners include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute. In any given year, a single distribution partner can account for a significant portion of our revenue. In fiscal year 2009, we had one end-user, National Express Corporation, located in Canada that accounted for over 12% of our revenue. We are not substantially dependent on any single one distribution partner or end-user.

        As of July 31, 2009, we have a sales team of 8 individuals that have geographic responsibilities for direct and indirect sales opportunities. Our sales team works closely with our distribution partners in defined regions based upon a standard agreement. Our distribution partners are currently selling our products in the public safety, utility, field service, logistics and military markets.

        Our total revenue decreased approximately 11% in fiscal 2009 from fiscal 2008. Our revenue outside of North America was approximately 28.8% of total revenue in fiscal year 2009 as compared to approximately 35.4% of total revenue in fiscal year 2008.

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

        We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communication systems to the project, agents that specialize in rugged mobile computing devices and other consultants. We believe one of the driving forces behind these relationships is an active project where the combination of our systems with the application software and support services seeks to provide a tailored solution designed to meet customers' needs.

        The market pricing for rugged computers is higher than commercial grade computers used in traditional office settings. We believe the pricing reflects the theory that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower as compared to a non-rugged computer. In fact, several of our customers have disclosed in our customer-based market research studies that they experienced firsthand higher direct costs using non-rugged devices (e.g. more frequent damage, information retrieval costs, replacement costs), as well as higher indirect costs such as prolonged downtime.

        We recognize that, as a small company, our key to success depends on our ability to provide a better product than our larger competitors and to be more responsive to our customers' needs. Some of our accomplishments, such as the AllVue™ screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new device or an upgrade of an existing one, we devote resources to soliciting customer feedback. We believe this process, combined with our flexibility to make quick decisions and the support of our major manufacturing partner, Wistron, have enabled us to deliver products and market leading technology ahead of our competitors.

  Market Segments

        We target a number of different sectors where we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

        Logistics.    We believe globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe these sectors will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this sector include Daimler AG and Meijer Inc.

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

        Public Safety.    Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety arena are searching for efficiencies that will better enable them to do their jobs. Rugged mobile computing devices assist these groups in a variety of ways. For example, having a reliable and durable Tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases. In this market segment, our products have been sold to over 300 public safety organizations in the U.S., including the Rochester, Santa Monica, Detroit and Cleveland Police Departments and NEC, and multiple international organizations, including the Air Berlin.

        Military.    As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this segment will represent a significant opportunity. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead, is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force. In addition, we are working with VT Miltope on penetrating the military vertical with the Armadillo System, an expandable multi-mission tablet and active dock computer system for vehicle-mounted and dismounted applications. The targeted military market segments initially include ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

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

Research and Development

        We have assembled an experienced engineering and product development team. Through the collaboration of our employees, engineering and manufacturing partner, Wistron, we believe we are able to bring significant resources to the research, development and design of our products.

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

        We continue to invest in research and development to enhance and expand our rugged mobile computing systems. Additional form factors, operating systems and screen technologies are being considered for integration into our rugged platform as we seek to expand into additional markets. During the fiscal years ended March 31, 2009 and 2008, we incurred $6,978,000 and $4,244,000, respectively, on research and development activities.

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

        Under the terms of our agreement with Wistron, which we entered into in July 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile personal computer tablets. Our purchase price of the products produced by Wistron is determined based on the specific configuration of the tablet being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop a cost reduction plan. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Wistron has 45 days after acceptance of the purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after acceptance of the purchase order.

        Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. So long as we are meeting our target volumes, Wistron agrees not to design, engineer, and manufacture or sell any rugged mobile tablet that is competitive with ours. The term of the agreement is for five years and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term. The Wistron agreement automatically renewed for a one-year term in July 2009. In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days notice.

Intellectual Property

        Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We have four U.S. patents and one Canadian patent, along with one U.S. patent application, one China patent application, one European application and one Canadian patent application. We are seeking to obtain patent protection for certain key components of our technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

Employees

        As of July 31, 2009, we had 40 full-time employees, of which 26 were employed in the operations, engineering, research and development and customer support areas, 6 were involved in corporate, finance and administrative areas, and 8 were employed in sales and marketing. Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

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

        We have incurred net losses in each fiscal year since our inception. For our fiscal year ended March 31, 2009, we incurred a net loss of approximately $10.8 million. In addition, as of March 31, 2009, our accumulated deficit was approximately $114 million. Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products. We expect to continue to incur additional operating losses through fiscal 2010 as we continue our research and development efforts, introduce new products and expand our sales and marketing activities. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our future products or may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

        Our operations have consumed substantial amounts of cash since inception. From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from debt and equity financings totaling $100 million. We expect to continue to spend substantial amounts to complete the development and commercialization of our future products and to continue our research and development programs, including those to advance our current product line. As at March 31, 2009, our working capital was approximately $1.4 million and our cash and cash equivalents were approximately $0.8 million. We believe that cash flow from operations, together with borrowings from our credit facility (including the refinancing thereof) and, if necessary, financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates "Phoenix"), our significant shareholder, will be sufficient to fund our anticipated operations through the balance of fiscal 2010. However, we may seek to access the public or private markets before such time, whenever conditions are favorable or appropriate, even if we do not have an immediate need for additional capital at that time. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us or at all. To the extent we raise additional funds by issuing equity our shareholders may experience significant dilution. Any debt financing, if available, may require us to agree to restrictive covenants that could negatively impact our ability to conduct our business. If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to significantly decline.

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

In fiscal year 2009, more than 10% of our revenue was derived from one of our customers. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

        Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. In fiscal year 2009, one end-user customer National Express Corporation, accounted for approximately 12% of our total revenue and in fiscal year 2008, one reseller customer, Methec B.V. Industrielaan, accounted for approximately 10% of our total revenue. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others our revenues may fluctuate and our growth would be limited.

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

The loss or delay of an expected large order could result in a significant unexpected revenue shortfall. Moreover, to the extent that significant contracts, are entered into and performed earlier than expected, operating results for subsequent periods may be adversely affected.

We are currently dependent on Wistron to manufacture our products and products under development and our reliance subjects us to significant operational risks, any of which would impair our ability to deliver products to our customers should they occur.

        We currently rely primarily on Wistron for the manufacture of our products. Our reliance involves a number of risks, including:

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

        Our business is therefore dependent upon Wistron for their manufacturing abilities. During the fiscal years ended March 31, 2009 and 2008, we purchased approximately $11.6 million and $11.3 million, respectively, from Wistron. The Wistron Agreement contains a provision that allows for termination for any reason. We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed. The availability of Wistron and the amount and timing of resources to be devoted by Wistron to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business. The loss of Wistron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

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
  name recognition; and

  •
  product availability and lead times.

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

        In the fiscal years ended March 31, 2009 and March 31, 2008, approximately 50% and 42%, respectively, of our revenue was comprised of sales made outside of the United States. Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

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

        Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our Chairman and Chief Executive Officer, Mark Holleran, our President and Chief Operating Officer, Michael J. Rapisand, our Chief Financial Officer and Corporate Secretary, and Bryan Bell, our Vice President of Engineering. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel. Competition for such personnel is intense. We may be unable to attract and retain the personnel necessary for the development of our business. The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

Risks Relating to Ownership of our Common Stock

Two of our shareholders, Philip S. Sassower and Phoenix Venture Fund LLC, beneficially own as of August 1, 2009 in the aggregate approximately 45.6% of our voting securities and thus have effective control over matters requiring shareholder approval.

        One of our shareholders, Phoenix Venture Fund LLC, is co-managed by Philip S. Sassower, our Chairman and Chief Executive Officer, and Andrea Goren, one of our directors, and beneficially owns, in the aggregate, approximately 28.2% of our outstanding voting securities. In addition, Mr. Sassower, together with entities controlled by him, beneficially own approximately 17.4%, in the aggregate, of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower together control approximately 45.6% of our outstanding voting securities. Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

Some of the rights granted to the holders of our Series A Preferred Stock could prevent a potential acquirer from buying our company.

        Holders of our Series A Preferred Stock, which include Phoenix Venture Fund and Mr. Sassower, have the right to block the company from consummating a merger, consolidation, sale of substantially all of its assets or liquidation. Phoenix Venture Fund and Mr. Sassower together control approximately 70.7% of the outstanding Series A Preferred Stock. Accordingly, the holders of our Series A Preferred Stock could prevent the consummation of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares.

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

  •
  developments in our relationships with our customers and/or suppliers; and

  •
  general conditions in the economy worldwide.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our corporate functions along with sales support, marketing, finance, engineering and operating groups at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2014, and has a current annual base rent of approximately $127,000. We also believe that our present facilities are suitable for our existing and planned operations.

Item 3.    Legal Proceedings

        On November 9, 2006, we issued a Statement of Claim against Deloitte & Touché LLP (which we refer to as Deloitte) in the Ontario Superior Court of Justice. In the Statement of Claim, we have alleged negligence against Deloitte with respect to the auditing services provided to us in connection with its audit in accordance with Canadian generally accepted accounting principles of our 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of Cdn. $4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed an answer to the Statement of Claim. On March 28, 2008, Deloitte filed an amended defense and counterclaim against us, seeking indemnification for damages, costs and expenses (including legal fees and disbursements and personnel time) allegedly incurred by Deloitte in responding to regulatory inquiries, requests, reviews or investigations relating to, arising out of or associated with Deloitte's review or audit engagements for or during our fiscal years 2002, 2003 and 2004. We do not expect the counterclaim to have a material adverse impact its financial condition or results of operations.

        In March 2008, Typhoon Touch Technologies, Inc. ("Typhoon") and Nova Mobility Systems, Inc. ("Nova") (collectively, the "Plaintiffs") filed Plaintiffs' First Amended Complaint for Patent Infringement (the "Complaint") against us and several other defendants including Dell, Inc., Panasonic Corporation of North America, and Apple, Inc., in the United States District Court for the Eastern District of Texas (the "Court"). The Complaint alleges that the defendants manufacture, sell, offer for sale and/or import products that infringe on two U.S. patents owned by Typhoon and exclusively licensed to Nova (the "Patents"). In April 2009, we entered into a settlement agreement and covenant not to sue with the Plaintiffs in exchange for a $16,000 cash payment and 2,000,000 shares of our Series C Preferred Stock.

        We are involved in other various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is quoted on the OTC Bulletin Board under the symbol "XLRT". Our common stock was formerly listed on the Toronto Stock Exchange under the symbol "XPL." We voluntarily delisted from the Toronto Stock Exchange effective April 11, 2008. We have one class of common stock and three classes of preferred stock. As of June 30, 2009, there were 382 holders of record of our common stock. The following table sets forth the high and low sales price of our common stock. For the fiscal year ended March 31, 2009, the prices are from the OTC Bulletin Board, as quoted in U.S. dollars, and for the fiscal year ended March 31, 2008 the prices are from the Toronto Stock Exchange, as quoted in Canadian dollars. The Company discontinued trading its common stock on the Toronto Stock Exchange on April 11, 2008.

PERIOD	High	Low
	(US $)	(US $)
Fiscal Year Ended March 31 2009:
First Quarter	0.52	0.27
Second Quarter	0.37	0.16
Third Quarter	0.24	0.06
Fourth Quarter	0.13	0.07
	(Cdn. $)	(Cdn. $)
Fiscal Year Ended March 31, 2008:
First Quarter	0.50	0.30
Second Quarter	0.68	0.35
Third Quarter	0.46	0.36
Fourth Quarter	0.50	0.32

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

Recent Sales of Unregistered Securities

        During the three months ended March 31, 2009, we issued 200,000 shares of common stock to Martin E. Janis & Company, Inc. in return for investor relations services provided to us from December 15, 2008 to April 14, 2009. The issuance of such common stock was exempt from the registration requirements of the Act pursuant to Section 4(2) as the transaction did not involve a public offering. The price per share was $0.175.

        On January 30, 2009, February 27, 2009 and March 5, 2009, we raised $900,000 in aggregate gross proceeds through private placements to accredited investors of an aggregate 9,000,000 shares of our common stock and warrants to purchase 3,750,000 and 4,000,000 shares of our common stock at exercise prices of $0.13 and $0.10, respectively, per share. The warrants issued to the investors are exercisable immediately and will expire three years from their date of issuance. The issuance of such common stock was exempt from the registration requirements of the Act pursuant to Section 4(2) as the transaction did not involve a public offering.

        On February 27, 2009, March 5, 2009, March 11, 2009, May 26, 2009, June 15, 2009 and July 15, 2009, we issued secured subordinated promissory notes in the aggregate principal amount of $1,090,000 and issued warrants to purchase up to 10,900,000 shares of our common stock at an exercise price of $0.10 per share to purchasers.

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

General

        We engineer, develop, integrate and market rugged, mobile computing systems. Our products and features are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ Tablet PC systems are designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Our systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

        Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have been developing other new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC which required further design modifications. As a result, we are re-evaluating our notebook development activities in light of the current market and economic conditions.

        We are dependent upon the market acceptance of our next generation of the iX104™ Tablet PC system. We believe the markets initial response to our next generation of the iX104 has been favorable. However, the global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business. During the three months ended December 31, 2008, we took cost reduction actions in response to the market conditions. We reduced our headcount by approximately 43% during that quarter, and the impact of the headcount reduction began to be realized in the first calendar quarter of 2009. In early April 2009, we further reduced our headcount by approximately 17% to the current level of 40 employees. Our development spending has been reduced and is generally limited solely to products we expect to introduce to the market in fiscal 2010. Further, we continue to evaluate all other operating costs with a view to further reduce our operating expenses. Management estimates the cost reduction actions should decrease our calendar 2009 cash operating expenses.

        Management believes that if we can successfully penetrate the military markets with the Armadillo System we should expect to increase our revenues for fiscal 2010 as compared to fiscal 2009.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes included in this annual report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2009 and 2008 and for each of years in the two year period ended March 31, 2009. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        Our critical accounting policies are as follows:

        Revenue Recognition.    Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training and other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments as our returns have been minimal.

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

and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141R did not have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. We were required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We were required to adopt SFAS No. 157 no later than the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 became effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 in the first quarter of fiscal 2008. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

Results of Operations

        Revenue.    We derive revenue from sales of our rugged wireless Tablet PC systems which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs.

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

        General Administration.    General administration expenses consist of salaries and related expenses for finance, accounting, procurement and information technology personnel, professional fees, including legal fees for litigation defense as well as litigation settlement payments, corporate expenses, and costs associated with being a U.S. public company, including regulatory compliance costs.

        Interest.    Interest expense includes interest on debenture and promissory note borrowings, interest on borrowings related to our bank credit facility, non-cash interest charges representing the amortization of the value assigned to warrants issued with promissory notes and discounts and amortization of deferred financing costs consisting principally of legal fees and commission fees related to the financing transactions.

        Other Income and Expense.    Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Fiscal Year Ended March 31, 2009 vs. Fiscal Year Ended March 31, 2008

        Revenue.    Total revenue for the fiscal year ended March 31, 2009 was $22,627,000 as compared to $25,355,000 for the fiscal year ended March 31, 2008, a decrease of $2,728,000 or approximately 11%. The decrease in revenue was attributable to a decrease in our average selling prices of approximately 9% offset by an increase in unit sales of approximately 2%. Revenue for the year ended March 31, 2009 includes our largest single order in our history which accounted for over $2,650,000 or approximately 11% of our revenue. Due to its volume and unique customization, this single order had special pricing which accounted for the decline in our average selling prices. Excluding the impact of this single order, our average selling prices increased by approximately 2% and our unit sales declined by approximately 19%. We introduced the next generation of our iX104 rugged Tablet PC in our 2009 third fiscal quarter and we believe this new product accounted for the slight increase in our average selling prices. The decline in unit sales is principally due to the downturn in our business during the last six months of fiscal year 2009 attributable to the current market and economic conditions.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. Approximately 50% of our revenue was derived from sales in the United States. Canada was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2009, with approximately 21% of the total revenue. The Netherlands was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2008 with approximately 11% of the total revenue. At March 31, 2009, there was one customer with a receivable balance that was greater than 10% of the outstanding accounts receivables, PSC GROUP, LLC, which accounted for 23%. The receivable was collected subsequent to our fiscal year end.

        We have a number of customers and in any year a single customer can account for a significant portion of our sales. For the fiscal year ended March 31, 2009, we had a customer located in Canada who accounted for approximately 12% of our total revenue. For the fiscal year ended March 31, 2008, we had one customer located in the Netherlands who accounted for approximately 10% of our total revenue.

        Cost of Revenue.    Total cost of revenue for the year ended March 31, 2009 was $16,245,000 compared to $17,924,000 for the year ended March 31, 2008, a decrease of $1,679,000 or approximately 9%. This decrease was principally attributable to the approximate 11% decrease in revenue and the product mix impact of our largest single order.

        We rely on a single supplier for the majority of our finished goods. At March 31, 2009 and 2008, we owed this supplier $1,294,000 and $1,144,000, respectively, which was recorded in accounts payable and accrued liabilities. The year to date inventory purchases and engineering services from this supplier at March 31, 2009 and 2008 were $11,539,000 and $11,286,000, respectively.

        Gross Profit.    Total gross profit decreased by $1,049,000 to $6,382,000 (28.2% of revenue) for the year ended March 31, 2009 from $7,431,000 (29.3% of revenue) for the year ended March 31, 2008. The decease in gross profit as a percentage of revenue for the year ended March 31, 2009 as compared to the prior year was primarily attributable to the decrease in average selling prices arising from the product mix impact of our largest single order.

        Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the year ended March 31, 2009 were $4,041,000 compared to $4,840,000 for the year ended March 31, 2008. The $799,000 reduction was in response to the current market and economic conditions. The reduction principally consisted of a decline of $516,000 in marketing activities, including trade show participation, co-op advertising, publications and print and electronic media. Additionally, headcount reductions accounted for $172,000 of the decrease as well as a reduction in travel and entertainment and office expenses of $125,000, associated with the smaller head count, contributed to the reduction in the sales and marketing related expenses.

        Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for year ended March 31, 2009 were $6,978,000 compared to $4,244,000 for the year ended March 31, 2008. The increase of $2,734,000 in fiscal 2009 was due to an increase in development activities associated with investments in major new products. These products included a rugged, mobile notebook PC, a rugged military tablet/docking system, referred to as the Armadillo System, and the next generation of our iX104 rugged tablet, C4, which we introduced to the market in September 2008. Other new product development activities included new accessories such as our global positioning system and a vehicle economy dock. A substantial portion of the expense increase, $2,077,000, was for non-recurring engineering costs that are generally non-headcount related expenses such as costs attributable to the development of our rugged, mobile notebook PC, a one-time charge of $1,020,000 related to design changes for the notebook and an increase in depreciation expense of $507,000 principally related to development test chambers and other testing equipment. Headcount related costs accounted for $657,000 of the increase in fiscal 2009 expenses and are attributable to an increase in engineering staff for new products developed. These headcount cost increases included $280,000 of contract labor, $80,000 for relocation and recruiting expense and $87,000 for employee stock compensation. We believe that our product research, development and engineering expenses in fiscal 2010 will be significantly less than fiscal 2009 due in part to our completion of the C4 in fiscal 2009 and the completion of the Armadillo System in the first quarter of fiscal 2010.

        General Administration Expenses.    General administration expenses for the year ended March 31, 2009 were $5,351,000 compared to $5,330,000 for the year ended March 31, 2008, representing an increase of $21,000. Our legal expense for fiscal 2009 increased by $616,000 which principally related to professional fees associated with our litigation defense and litigation settlement costs. In fiscal 2009, we settled a dispute with a value added reseller ("Reseller") related to the Reseller's servicing of products from 2001 to 2004. We discontinued selling those products in 2004. Pursuant to the terms of the settlement, the Reseller was paid $100,00 in installments through June 15, 2009, was issued 1,334,000 shares of our common stock and may receive up to $60,000 of discounts on future purchases of our products. Our warranty reserve for these products, included in accrued liabilities, was adequate to cover the cash payments and the $240,000 fair value of the issued common stock. Legal defense fees that were in excess of the reserve in the amount of $207,000 were recorded as general administration expense. During fiscal 2009, we were also defendants in a patent infringement claim. In April 2009, we entered into a settlement agreement with the plaintiff in exchange for a $16,000 cash payment and 2,000,000 shares of our Series C Preferred Stock. The cash payment and fair market value of the issued shares of $170,000, assuming conversion into common stock, was recorded as general administration expense. The remainder of the legal expense increase was due to professional fees for legal defense. Excluding the increase in legal expense, our general administration costs for fiscal 2009 declined by $595,000 when compared to fiscal 2008. The decrease reflects the impact of our cost reduction initiatives during the second half of fiscal 2009 and includes the effects of a fiscal 2008 non-recurring non-cash charge of $249,000 for the value assigned to warrants granted to a consultant, and a decrease of $188,000 related to public reporting costs, a decrease of $189,000 in headcount related costs, a reduction of $136,000 for our allowance for doubtful accounts, a decline of $62,000 in general office expenses, a reduction of $34,000 in travel, a decline of $26,000 in recruiting and a decline in stock compensation of $21,000. These decreases in fiscal 2009 were partially offset by increases in fiscal 2009 attributable to a non-cash charge for the value of $160,000 assigned to warrants issued to SG Phoenix, an affiliate, for management advisory services in fiscal 2009 and an increase for upgrades and maintenance of our information systems and training of $134,000. We believe our general administration expenses for fiscal 2010 will be less than fiscal 2009 based upon the impact of a full year of benefit from the cost reduction initiatives implemented in fiscal 2009.

        For fiscal years 2009 and 2008, the fair value of employee stock-based compensation expense was $1,023,000 and $963,000, respectively. This expense was recorded in the employee related functional classification.

        Depreciation and amortization expenses for fiscal years 2009 and 2008 were $944,000 and $604,000, respectively. Depreciation and amortization expense is recorded in the related functional classification. There was an increase in depreciation expense in fiscal 2009 associated with additions for product development test chambers and other testing equipment.

        Interest Expense.    Interest expense for the year ended March 31, 2009 was $1,105,000 compared to $54,000 for the year ended March 31, 2008. The increase of $1,051,000 was primarily attributable to increased borrowings in fiscal year 2009 as compared to fiscal year 2008. As a result of the net proceeds we received from the issuance of the Series C Preferred Stock in September 2007, our outstanding borrowings under our revolving credit facility with a commercial bank were minimal in fiscal 2008. Additionally, we issued promissory notes initially in the second quarter of our fiscal year 2009 which bear interest at a fixed 10% and account for $153,000 of the increase in interest expense. The interest on the promissory notes issued in fiscal year 2009 has been paid in kind with shares of our common stock. To the extent we elect to pay the interest on the secured subordinated promissory notes with shares of our common stock, the effective interest rate increases by 2.5%. The increase also includes non-cash interest expense of $571,000 representing the amortization of the value assigned to warrants issued with the promissory notes issued in fiscal year, 2009, as well as, $99,000 of deferred financing costs related to the promissory notes issuances. There was no non-cash interest expense for the year ended March 31, 2008. The increase in interest paid in cash was solely attributable to the interest on our revolving credit facility.

        Other Expense.    Other expense for the year ended March 31, 2009 was $124,000 compared to $41,000 for the year ended March 31, 2008.

        Net Loss.    The net loss for the year ended March 31, 2009 was $11,217,000 ($0.15 per share) compared to a net loss of $7,078,000 ($0.11 per share) for the year ended March 31, 2008. The increase in fiscal 2009 in our net loss of $4,139,000 and loss per share from the prior year was primarily due to the effects of increases in research and development expenses of $2,734,000, and interest expense of $1,051,000 and a decrease in gross profit of $1,049,000 offset by a reduction in sales, marketing and support expense of $799,000.

        Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the year ended March 31, 2009 was $12,830,000 compared to $10,855,000 for the year ended March 31, 2008. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the years ended March 31, 2009 and 2008 were $1,613,000 and $1,449,000, respectively. The fiscal year 2009 amount is higher since it represents a full year of dividends on the Series C Preferred Stock issued on September 21, 2007. Additionally, our Series C Preferred Stock had a beneficial conversion feature as a result of an in-the-money conversion option at the date of commitment. For the issuance of the Series C Preferred Stock, the value of the beneficial conversion feature was determined as the difference between the effective conversion price and the closing market price of our common stock as reported on the Toronto Stock Exchange as of the financing's commitment date multiplied by the number of shares into which the Series C Preferred Stock are convertible. The value of the beneficial conversion features was presented as deemed dividends to the preferred stockholders with an offsetting amount to additional paid-in capital. Since the Series C Preferred Stock was immediately convertible into common stock by the holders at any time, we recorded non-cash charges (deemed dividends) in connection with the Series C Preferred Stock financing aggregating approximately $2,328,000 for the year ended March 31, 2008.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2010. As at March 31, 2009, our working capital was $1,366,000 and our cash and cash equivalents were $794,000. From inception we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $100 million.

        Sources of capital that are immediately available to us are a loan and security agreement with a commercial bank to finance eligible accounts receivables with a net borrowing capacity of up to $4 million depending upon eligible assets and, our principal shareholder, Phoenix. An affiliate of Phoenix has agreed to provide or arrange to provide us with up to $1.5 million in additional financing, to the extent necessary, to fund our planned operations through March 31, 2010.

        From March 30, 2009 through July 13, 2009, we amended our revolving credit facility six times to extend the maturity date of our borrowings under that facility until August 15, 2009. We also reduced the maximum borrowings under our credit line from $8 million to $4 million, excluded inventory from our borrowing base and arranged for our lender to provide up to $1 million of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by a commercial bank for the account of Philip Sassower, our Chairman and Chief Executive Officer, and his wife Susan Sassower. During this time period, the interest rate under our facility increased from the bank's "prime rate" plus 2.25% to the greater of 6.25% or 2.25% above the bank's "prime rate". The minimum tangible net worth covenant, as defined, under the credit facility was also increased to $1,575,000 and such minimum amount will increase quarterly by fifty percent of net income and/or fifty percent of issuances of equity or subordinated debt, as defined.

        On August 13, 2009, we entered into a non-binding term sheet with our existing lender to modify the existing loan and security agreement. Under the proposed terms of the new agreement, we will finance certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000,000. Borrowings will bear interest at the bank's prime rate plus 3.42% per annum. The interest rate may increase by approximately 0.72% if our monthly quick ratio is less than half percent. We will be obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The new agreement will have a maturity date of February 5, 2010 which will be extended to March 31, 2010 if the expiration date of the letter of credit is extended to April 30, 2010 (or later) by no later than December 31, 2009. The Supporting Letter of Credit Applicants have agreed to provide us with the extension of the expiration date of the letter of credit. The new agreement also has a commitment fee of $17,500 and is subject to a minimum monthly interest fee of $4,000. Borrowings will be secured by all of our assets and intellectual property.

        On August 13, 2009, we extended the maturity date of borrowings under our revolving credit facility to September 15, 2009. We expect to enter into a new credit facility with our lender on or prior to September 15, 2009.

        As of August 3, 2009, there were $2,394,000 borrowings outstanding under our amended credit facility.

        We believe that cash flow from operations, together with borrowings from our credit facility (including any refinancing thereof) and, if necessary, financial support from Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2010. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2009	2008
	(in thousands of US dollars)
Net cash used in operating activities	$(6,239)	$(6,165)
Net cash used in investing activities	(242)	(1,113)
Net cash provided by financing activities	6,542	6,300
Cash and cash equivalents	794	733

        Net cash used in operating activities in fiscal year 2009 was $(6,239,000) as compared to $(6,165,000) in fiscal year 2008, an increase of $(74,000). The increase in our net loss of $(4,139,000) in fiscal 2009 is offset by the net of items not affecting cash of $709,000 and the effects of favorable asset management through receivable collections of $1,956,000, timing of payables of $923,000 and reduction of prepaid expenses of $386,000.

        Net cash used in investment activities consists of additions to fixed assets, principally tooling and test equipment for our new products and demonstration units.

        Net cash provided by financing activities for the years ended March 31, 2009 and 2008 was $6,542,000 and $6,300,000, respectively. Net cash provided by financing activities for the year ended March 31, 2009 consisted of net borrowings from the revolving credit facility and net proceeds from private placement issuances of secured promissory notes and common stock. For the year ended March 31, 2008, net cash provided by financing activities represents funds from the private placement of the Series C Preferred Stock.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2009, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-K.

(c)
Changes in internal control over financial reporting.

        As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of our company as of August 1, 2009:

Name	Age	Positions with our Company
Philip S. Sassower	69	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	51	President and Chief Operating Officer
Michael J. Rapisand	50	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	49	Vice President of Engineering
Francis J. Elenio	43	Director
Andrea Goren	41	Director
Ben Irwin	49	Director
Thomas F. Leonardis	64	Director
Brian E. Usher-Jones	63	Director

        Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has been a director of our company and served as Chairman of the Board of Directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Sassower served as Chairman of the Board of Communication Intelligence Corp., an electronic signature solution provider, from 1998 to 2002 and Chairman of the Board of Newpark Resources, Inc., an environmental services company, from 1987 to 1996. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal shareholder.

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

        Francis J. Elenio has been a director of our company since November 2007. Mr. Elenio is Financial Advisor to Premier Wealth Management, Inc., a wealth management company focused on medium and high net worth individuals, and has served in that position since September 2007. In addition, Mr. Elenio is Chief Financial Officer of Wilshire Enterprises, Inc., a real estate investment and management company, and has served in that position since September 2006. Previously, Mr. Elenio was Chief Financial Officer of WebCollage, Inc., an internet content integrator for manufacturers, from March 2006 through August 2006. From November 2005 through March 2006, Mr. Elenio was interim Chief Financial Officer of TWS Holdings, Inc., a business process outsourcing company. From April 2004 until November 2005, Mr. Elenio was Chief Financial Officer and Director for Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers.

        Andrea Goren has been a director of our company since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren is a Director of The Fairchild Corporation. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, our principal shareholder.

        Ben Irwin has been a director of our company since May 2009. Mr. Irwin has been President and Owner of Rejen Inc, a re-manufacturer and retailer of inkjet and laser toner cartridges, since September 2005. Prior to that, Mr. Irwin served as Senior Vice President of Engineering of Itronix Corp., a designer and manufacturer of rugged laptop and handheld computing products from July 2000 to February 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of changes in ownership of our common stock and other equity securities with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2009 fiscal year except for two late Form 4 filings for Mr. Sassower and one late Form 4 filing for each of Mr. Goren, Mr. Holleran, Mr. Randy Paramore, Phoenix and Phoenix Enterprises Family Fund LLC.

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

Item 11.    Executive Compensation

Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal years ended March 31, 2009 and 2008, such officers are referred to herein as the "named executive officers."

Name and Principal Position	Year	Salary US($)	Bonus US($)		Option Awards US($)(1)		All Other Compensation US($)		Total US($)
Philip S. Sassower—	2009	—	—		38,710	(3)	—		38,710
Chief Executive Officer(2)	2008	—	—		54,000		7,500	(4)	61,500
Mark Holleran—	2009	250,000	113,385	(5)	337,281		—		700,666
President and Chief Operating Officer	2008	250,000	148,940	(5)	296,689		—		694,787
Michael J. Rapisand—	2009	180,000	—		67,145		—		247,145
Chief Financial Officer(6)	2008	180,000	—		105,723		—		285,723

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

(3)
Mr. Sassower was entitled to receive fees for fiscal 2009 in connection with being a member of our Board of Directors. Mr. Sassower accepted options to purchase 150,000 shares of our common stock in lieu of such fees. Such options immediately vested on June 10, 2009, the date of grant. Such amount includes those options.

(4)
Represents fees paid to Mr. Sassower for attending meetings of our Board of Directors.

(5)
Under the terms of Mr. Holleran's Management by Objective (MBO) plan, in fiscal year 2009 he had the opportunity to earn a cash bonus of up to 100% of his base salary ($250,000) based on the achievement of revenue objectives. In fiscal year 2008, he had the opportunity to earn a cash bonus of up to 100% of his base salary ($250,000) based on the achievement of objectives in the following weighted categories: revenues (40%), EBITDA performance (20%), new product development (15%), additional financings (10%), retention of staff (7.5%) and hiring new employees (7.5%). For purposes of our named executive officers' MBO plans, we define EBITDA as earnings before, interest, taxes, depreciation, amortization and non-cash transactions (such as stock compensation expense, services paid with stock and amortization of values assigned to warrants issued in financings). Mr. Holleran's bonuses in fiscal years 2009 and 2008 were based on his efforts in managing our sales team and he did not earn any compensation under his MBO plans.

(6)
Under the terms of Mr. Rapisand's MBO plan in fiscal year 2009, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of revenue objectives. In fiscal year 2008, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of objectives in the following weighted categories: revenues (50%), EBITDA performance (25%) and additional financings (25%). The objectives under Mr. Rapisand's MBO plan were not achieved in fiscal 2009 and no bonus was earned. Mr. Rapisand did not earn any compensation under his MBO plans in fiscal year 2008.

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

        As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help our company grow, we must do so within budgetary constraints. We reward outstanding performance with cash bonuses which in large part are based on financial measures, such as revenue and EBITDA targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation as we believe equity compensation provides an incentive to our executive officers to build value for our company over the long-term and aligns the interests of our executive officers and shareholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives while remaining within our budgetary constraints and also creating cash incentives which reward company-wide and individual performance and aligning the interests of our executive officers with those of our shareholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

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

        There were no changes in these salary amounts in our 2009 fiscal year.

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

        Each of our named executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan as discussed in footnotes five and six in the summary compensation table for fiscal years 2009 and 2008.

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

        We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We grant stock options at regularly scheduled meetings of our board of directors or at special meetings. The authority to make equity grants to our executive officers rests with our board of directors, although, as noted above, our board of directors does, in determining the grants of equity awards, consider the recommendations of our Chief Executive Officer and other members of senior management and our compensation committee. All stock options granted have an exercise price equal to or greater than the closing price of our common stock on the date that the grant action occurs.

        With respect to establishing compensation for our executive officers, we do not have any formal policies in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of our company's performance. In addition, we have no policies regarding the adjustment or recovery of awards or payments if the relevant performance measures, upon which such award or payment was based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

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

        On April 30, 2009, our board of directors granted options to executive officers to purchase an aggregate of 3,084,731 shares of common stock, to our other employees to purchase an aggregate of 1,780,406 shares of common stock and to our directors to purchase an aggregate of 496,478 shares of common stock. The options are exercisable for five years, have an exercise price of $0.10 per share and vest annually in equal installments over three years beginning on the first anniversary of the date of grant. The award was intended to adjust the equity compensation for dilution and to align the equity compensation of certain employees with market levels based upon the same market study.

  Employment Agreements

  Mark Holleran

        On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement was for a period of two years, and is renewable for additional one year periods. It was renewed in June 2009 for an additional year. In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary, currently of $250,000 per year, subject to any increase as may be approved by our board of directors. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance. In connection with entering into the employment agreement, Mr. Holleran received options to purchase 1.2 million shares of common stock with an exercise price of $0.34 per share. The options received vest in equal annual installments over a period of three years commencing on June 30, 2006. As part of this grant, Mr. Holleran agreed to the extinguishment of any options previously granted to him that did not vest on or before June 22, 2006.

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

        As part of the employment agreement, we agreed that if we terminate Mr. Holleran's employment without cause during the term of his employment agreement, in addition to any payments due to him under the terms of the agreement, we will reimburse Mr. Holleran up to $80,000 of his expenses incurred in connection with his relocation back to Canada. The employment agreement also contains customary non-compete, non-solicitation, non-disparagement and confidentiality provisions.

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

  Stock Ownership Requirements

        We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

 Outstanding Equity Awards at 2009 Fiscal Year-End

        The following table sets forth the equity awards outstanding at March 31, 2009 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable		Option Exercise Price C($)		Option Expiration Date
Philip S. Sassower—	150,000			$0.93		06/21/2010
Chief Executive Officer(2)	150,000	50,000	(1)	$0.44		08/29/2011
Mark Holleran—	78,334	—		$0.56		01/06/2010
President and Chief Operating Officer	113,334	—		$0.93		06/21/2010
	1,200,000	—		$0.38		06/30/2011
	1,044,446	522,222	(3)	$0.44		08/29/2011
	622,221	1,244,442	(4)	$0.50	(4)	12/19/2012
Michael J. Rapisand—	64,459			$1.12		08/11/2009
Chief Financial Officer	372,701			$0.56		01/06/2010
	414,685	245,869	(5)	$0.44		08/29/2011

(1)
50,000 options vest on August 29, 2008 and 50,000 options vest on August 29, 2009.

(2)
Does not include stock options to purchase 150,000 shares of common stock granted to Mr. Sassower as a director of our Company in lieu cash fees otherwise payable to him for fiscal 2009.

(3)
522,222 options vest on August 29, 2009.

(4)
622,221 options vest on December 19, 2009 and 622,221 options vest on December 19, 2010. The exercise price for these options is in United States dollars.

(5)
245,869 options vest on August 29, 2009.

  Estimated Payments and Benefits Upon Termination or Change in Control

  Holleran Employment Agreement

        The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment terminated as of the March 31, 2009, the last business day of our last fiscal year. If Mr. Holleran's employment is terminated by us without cause, as a result of his death or disability, by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$131,163	(5)
Benefits and Perquisites:	$92,024	(6)

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

  Change in Control Benefits

        Under the terms of our Amended Share Option Plan, which we also refer to as our Amended Plan, upon a change in control of our company all outstanding options will immediately vest and become exercisable. A "change of control" means the occurrence of (i) a person, including the person's affiliates and any other person acting jointly or in concert with that person, becoming the beneficial owner of, or exercising control over, more than 50.1% of the total voting power of our common stock; or (ii) our company consolidating with, or merging with or into, another person or selling, transferring, leasing or otherwise disposing of all or substantially all of our assets to any person, or any person consolidating with, or merging with or into, our company, in any such event pursuant to a transaction in which our outstanding shares of common stock are converted into or exchanged for cash, securities or other property, except for any such transaction in which the holders of our then outstanding common stock receive voting securities, or securities exchangeable at the option of the holder into voting securities, of the surviving person which constitute a majority of the voting securities.

        The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2009, the last business day of our 2009 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$369,889	(4)	—	(5)
Michael J. Rapisand—Chief Financial Officer	$221,933	(6)	—	(7)

(1)
Our named executive officers (except for Philip S. Sassower) are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our company. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $0.34 and 10% of the remaining per share consideration received through such sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. For example, if a sale of our company is completed and each holder of our common stock will receive $1.00 per share after transaction expenses, the transaction bonus pool will be equal to 5% on the first $0.34 per share and 10% on the balance per share ($0.66 per share). The participation in the transaction bonus pool will be allocated as follows: 50% to Mark Holleran, our President and Chief Operating Officer, 30% to Michael J. Rapisand, our Chief Financial Officer, 5% to Bryan J. Bell, our Vice President of Engineering and the balance to our then current senior management team, as decided by our board of directors, in consultation with Mr. Holleran.

(2)
Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)
Pursuant to the terms of our Amended Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.09 per share, which represents the closing price of our common stock on March 31, 2009 as reported by the OTC Bulletin Board, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

(4)
Assuming (i) a per share sales price of $0.09, which represents the closing price of our common stock on March 31, 2009 as reported by the OTC Bulletin Board and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $739,778. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)
Pursuant to the terms of our Amended Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.09 per share, which represents the closing price of our common stock on March 31, 2009 as reported by the OTC Bulletin Board, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

(6)
Assuming (i) a per share sales price of $0.09, which represents the closing price of our common stock on March 31, 2009 as reported by the OTC Bulletin Board, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $739,778. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

(7)
Pursuant to the terms of our Amended Share Option Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.09 per share, which represents the closing price of our common stock on March 31, 2009 as reported by the OTC Bulletin Board, the exercise price of all of the options held by such executive officer would be below the market price and thus the accelerated options would have a value of nil.

Director Compensation

        In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay our directors a fee to attend board meetings. Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference. In addition, from time to time, we grant options to our directors to purchase shares of our common stock. We also reimburse our directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. For the year ended March 31, 2009, we did not pay our board of directors their cash fees to attend meetings. Our board of directors elected to accept stock options in lieu of cash payments. On June 10, 2009, each director was granted options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, which options were fully vested as of the date of grant and are exercisable for five years. On June 10, 2009, each director was also granted options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, for services to be rendered to us for the 2010 fiscal year. Those options fully vest on March 31, 2010 and are exercisable for five years.

Fiscal Year 2009 Director Compensation

        The following table sets forth compensation information for the Company's directors, who are not named executive officers, for our fiscal year ended March 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Brian E. Usher-Jones	—	32,542	(1)	32,542
Andrea Goren	—	38,710	(2)	38,710
Thomas F. Leonardis	—	38,710	(3)	38,710
Frank Elenio	—	29,120	(4)	29,120

(1)
The aggregate number of option awards outstanding for such director at the end of fiscal year 2009 was 200,00 shares.

(2)
The aggregate number of option awards outstanding for such director at the end of fiscal year 2009 was 350,000 shares.

(3)
The aggregate number of option awards outstanding for such director at the end of fiscal year 2009 was 350,000 shares.

(4)
The aggregate number of option awards outstanding for such director at the end of fiscal year 2009 was 200,000 shares.

2009 Stock Incentive Plan

        On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Up to 19.4 million shares of common stock may be issued under the 2009 Stock Plan. The 2009 Stock Plan became effective retroactively as of June 10, 2009, subject to shareholder approval.

        Generally, the vesting of options and the retention of restricted shares granted under the plan are conditioned on a period or successive periods of continuous service of the award recipient. Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.

Employee Stock Purchase Plan

        On November 5, 2008, we adopted the Employee Stock Purchase Plan, which we refer to as the ESPP. The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions. To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year. Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter. The purchase price is 95% of the fair market value per share of our common stock on the start date of the offering period, which initially was $0.096 per share.

        The initial offering period began on January 1, 2009 and will terminate on March 31, 2010. Approximately 46% of our employees have elected to participate in the ESPP during the initial offering period.

        Up to 5,000,000 shares are reserved for purchase under the ESPP. The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated. It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Amended Stock Option Plan

        We also maintain an amended and restated stock option plan (which we refer to as the Amended Plan), the purpose of which is to attract, retain and motivate eligible persons whose contributions are important to our success and to advance the interests of our company by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company.

        Pursuant to the Amended Plan, our board of directors is authorized, from time to time in its discretion, to issue to directors, officers, employees and consultants of our company and its affiliates options to acquire common stock of our company at such prices as may be fixed by our board of directors at that time; provided, however, that the option exercise price will in no circumstances be lower than the market price of our common stock at the date the option is granted. Options granted under the Amended Plan are generally non-assignable, are exercisable for a term not exceeding 10 years and generally vest over a three year period in three annual installments, as determined by our board of directors.

        The number of shares of common stock issuable upon exercise of options granted to insiders at any time pursuant to the Amended Plan cannot exceed 10% of our total issued and outstanding shares of common and preferred stock, and the number of shares issued to insiders, within any one year period, under the Amended Plan cannot exceed 10% of our total issued and outstanding shares.

        Subject to certain specific listed exceptions and to any express resolution passed by our board of directors with respect to an option granted under the Amended Plan, an option and all rights to purchase common stock shall expire and terminate immediately upon the person who holds such option ceasing to be a director, officer, employee or consultant of our company and its affiliates.

        In July 2009, our board of directors adopted the 2009 Stock Plan. Accordingly, no additional options will be issued under the Amended Plan. The number of shares issuable under the Amended Plan is limited to 16,301,615 shares, which represent the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted.

        We currently have 16,301,615 shares of common stock reserved for issuance under the Amended Plan, which represents approximately 8.4% of our total issued and outstanding shares of common and preferred stock.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,562,667	$0.43	18,665,948
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	11,562,667	$0.43	18,665,948

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our capital stock as of August 1, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our "named executive officers" and (iv) our directors and executive officers as a group.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series C Preferred Stock Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares of Common Stock(2)		Percentage of Class(3)	Number of Shares of Series A Preferred Stock		Percentage of Class(4)	Number of Share of Series B Preferred Stock	Percentage of Class(5)	Number of Shares of Series C Preferred Stock	Percentage of Class(6)	Percentage of Combined Classes(7)
Philip S. Sassower	22,645,021	(8)	18.9%	13,676,370	(26)	21.6%	—	—	—	—	17.4%
Mark Holleran	3,580,557	(9)	3.3%	—		—	—	—	—	—	*
Michael J. Rapisand	1,141,525	(10)	1.1%	147,059		*	—	—	—	—	*
Bryan J. Bell	416,667	(11)	*	—		—	—	—	—	—	*
Brian E. Usher-Jones	713,750	(12)	*	—		—	—	—	—	—	*
Andrea Goren	2,670,000	(13)	2.5%	—		—	—	—	—	—	1.4%
Thomas F. Leonardis	500,000	(14)	*	—		—	—	—	—	—	*
Frank Elenio	216,667	(15)	*	—		—	—	—	—	—	*
Ben Irwin	—	(16)	—	—		—	—	—	—	—	—
Phoenix Venture Fund LLC	23,564,140	(17)	20.3%	31,032,014	(27)	49.1%	—	—	3,320,000	19.3%	28.2%
110 East 59th Street
New York, NY 10022
Alex and James Goren	12,572,365	(18)	11.2%	4,357,708	(28)	6.9%	—	—	—	—	8.4%
150 East 52nd Street
New York, NY 10022
Typhoon Touch Technologies, Inc.	115,376		*	—		—	—	—	2,000,000	11.6%	1.1%
530 Fifth Avenue New York, NY 10036
JAM Capital Assoc. LLC	2,872,282	(19)	2.7%	1,130,137		1.8%	—	—	1,000,000	5.8%	2.6%
112 W 56th
New York, NY 10019
William Freas	870,437		*	—		—	2,941,177	33.9%	—	—	2.0%
c/o Joseph Gunnar & Co.
30 Broad Street
New York, NY 10004
James J O'Donnell	3,866,305	(20)	3.6%	780,655		1.2%	—	—	900,000	5.2%	2.8%
845 UN Plaza
New York, NY 10017
Keith Guenther	1,427,174	(21)	1.4%	—		—	—	—	840,000	4.9%	1.2%
25391 Commercenter
Dr Ste 200
Lake Forest, CA 92630
Harmir Realty Co	1,135,357	(22)	1.1%	—		—	—	—	1,070,000	6.2%	1.1%
12 E 49th
New York, NY 10017
Fifty-Ninth Street
Investors LLC	848,676	(23)	*	—		—	—	—	1,000,000	5.8%	1.0%
110 E 59th Street
New York, NY 10022
Ross Irvine	414,793	(24)	*	—		—	1,000,000	11.5%	—	—	*
c/o Sky Capital LLC
110 Wall Street
New York, NY 10005
Adrian Maginnis	127,758		*	—		—	500,000	5.8%	—	—	*
21 Ravranet Rd
Lisburn, Country
Atrium BT27 5NB
All directors and executive officers as a group (10 persons)(25)	29,724,187		23.5%	13,823,429		21.9%	—	—	—	—	19.6%

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

(2)
Options and warrants exercisable within 60 days of August 1, 2009 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)
Based on 104,127,574 shares of common stock issued and outstanding as of August 1, 2009.

(4)
Based on 63,178,777 shares of Series A Preferred Stock issued and outstanding as of August 1, 2009.

(5)
Based 8,676,159 shares of Series B Preferred Stock issued and outstanding as of August 1, 2009.

(6)
Based 17,224,000 shares of Series C Preferred Stock issued and outstanding as of August 1, 2009.

(7)
Based on 104,127,574 shares of common stock, 63,178,777 shares of Series A Preferred Stock, 8,676,159 shares of Series B Preferred Stock and 17,224,000 shares of Series C Preferred Stock issued and outstanding as of August 1, 2009.

(8)
Includes 3,825,305 shares of common stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 7,892,500 shares of common stock that Phoenix Enterprises Family Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009, 5,000,000 shares of common stock that Mr. Sassower has the right to acquire under an outstanding warrant exercisable within 60 days after August 1, 2009, 500,000 shares of common stock that Mr. Sassower has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009, 2,160,000 shares of common stock that Mr. Sassower has the right to control under outstanding warrants exercisable within 60 days after August 1, 2009, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares, and 1,793,988 shares of common stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust. Does not include 57,916,154 shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(9)
Includes 3,580,557 shares of common stock that Mr. Holleran has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(10)
Includes 1,141,525 shares of common stock that Mr. Rapisand has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(11)
Includes 416,667 shares of common stock that Mr. Bell has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(12)
Includes 300,000 shares of common stock that Mr. Usher-Jones has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(13)
Includes 500,000 shares of common stock that Mr. Goren has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009 and 2,160,000 common shares that Mr. Goren has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2008, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares. Does not include 57,916,154 shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(14)
Includes 500,000 shares of common stock that Mr. Leonardis has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(15)
Includes 216,667 shares of common stock that Mr. Elenio has the right to acquire under outstanding options exercisable within 60 days after August 1, 2009.

(16)
Mr. Irwin was appointed as a director of our Company on April 30, 2009.

(17)
Includes 12,000,000 shares of common stock that Phoenix Venture Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009. Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(18)
Consists of 3,225,816 shares of common stock owned of record by JAG Multi Investment LLC, 7,892,500 shares of common stock that JAG Multi Investment LLC has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009 and 1,454,049 shares of common stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(19)
Includes 1,325,000 shares of common stock that JAM Capital Associates LLC has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009.

(20)
Includes 2,650,000 shares of common stock that James O'Donnell has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009.

(21)
Includes 420,000 shares of common stock that Keith Guenther has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009.

(22)
Includes 535,000 shares of common stock that Hamir Realty Co. has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009.

(23)
Includes 500,000 shares of common stock that Fifty-Ninth Street Investors has the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009.

(24)
Includes 100,000 shares of common stock that Ross Irvine has the right to acquire under outstanding warrants exercisable within 60 days of August 1, 2009.

(25)
Includes 7,111,605 shares of common stock our directors and executive officers have the right to acquire under outstanding options exercisable within 60 days after August 1, 2009 and 15,052,500 shares of common stock our directors and executive officers have the right to acquire under outstanding warrants exercisable within 60 days after August 1, 2009. Does not include 57,916,154 shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Philip S. Sassower and Andrea Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

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

(27)
Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(28)
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

        On September 5, 2008, we entered into a note purchase agreement (the "Fall 2008 Note Purchase Agreement") with Phoenix and the purchasers listed from time to time on Schedule II thereto, pursuant to which we issued to Phoenix a secured subordinated promissory note in the aggregate principal amount of $1,000,000 and a warrant to purchase 3,703,704 shares of our common stock at an exercise price of $0.27 per share. Pursuant to the terms of the Fall 2008 Note Purchase Agreement, we agreed to issue up to an additional $2,000,000 of secured subordinated promissory notes (together with the note issued to Phoenix referred to herein as the "Fall 2008 Notes"), and warrants to purchase up to and additional 7,407,407 shares of our common stock (together with the warrant issued to Phoenix referred to herein as the "Fall 2008 Warrants")

        The Fall 2008 Notes were initially due and payable in full on August 5, 2009 and bear interest at the rate of 10% per annum. Interest on the Fall 2008 Notes may be paid in cash or, at our option, in shares of our common stock. The Fall 2008 Notes are secured by all of our assets and the right of repayment of principal and interest on the Fall 2008 Notes and the security interest granted by us to the holders of the Fall 2008 Notes is subordinated to the rights and security interest of our commercial lender, in connection with the loan and security agreement between us and the commercial lender dated as of September 15, 2005, as amended (the "Loan Agreement"). In connection with providing its consent to the Fall 2008 Note Purchase Agreement and the transaction contemplated therein, our commercial lender required us to enter into a Security Agreement and an Intellectual Property Security

Agreement whereby the lender obtained a first priority security interest in all of our assets. Upon an event of default, as set forth in the Fall 2008 Note Purchase Agreement and the Fall 2008 Notes, the holders of the Fall 2008 Notes may declare all amounts outstanding under the Fall 2008 Notes immediately due and payable and exercise other remedies permitted by the Fall 2008 Note Purchase Agreement and the Fall 2008 Notes or at law or in equity, subject to the subordination agreement with the our commercial lender.

        The Fall 2008 Warrants were initially set to expire on September 5, 2011. The Fall 2008 Warrants were initially exercisable in whole or in part prior to September 5, 2011 and contain a cashless exercise provision.

        On October 21, 2008, pursuant to the Fall 2008 Note Purchase Agreement, we issued Fall 2008 Notes in the aggregate principal amount of $2,000,000 and issued Fall 2008 Warrants to purchase up to 16,666,667 shares of our common stock at an exercise price of $0.12 per share to the purchasers listed on Schedule II to the Fall 2008 Note Purchase Agreement. As part of the Fall 2008 Note issuance, we issued to Phoenix Enterprises Family Fund LLC, an entity controlled by Philip Sassower, our Chairman and Chief Executive Officer, a Fall 2008 Note in the principal amount of $717,500 and Fall 2008 Warrants to purchase 5,979,167 shares of our common stock and to JAG Multi Investments LLC, a principal stockholder controlled by Alex and James Goren, a Fall 2008 Note in the principal amount of $717,500 and Fall 2008 Warrants to purchase 5,979,167 shares of our common stock. In addition, on October 21, 2008 we and all purchasers listed on Schedule II to the Fall 2008 Note Purchase Agreement entered into an amendment to the Fall 2008 Note Purchase Agreement reducing the exercise price of the Fall 2008 Warrants previously granted to Phoenix on September 5, 2008 from $0.27 per share to $0.12 per share and increasing the number of shares of common stock Phoenix could purchase from 3,703,704 to 8,333,333 shares of our common stock in order to provide the same terms to all of the note purchasers.

        On February 27, 2009, we entered into another amendment to the Fall Note Purchase Agreement reducing the exercise price of Fall 2008 Warrants previously issued on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of common stock issued to Phoenix and the October 21, 2008 purchasers from 25,000,000 to 30,000,000 shares of our common stock in order to provide the note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010. As a result of these amendments, the number of shares of common stock issuable under the Fall 2008 Warrants to Phoenix, Phoenix Enterprises Family Fund LLC and JAG Multi Investments LLC is 9,400,000, 7,175,000 and 7,175,000, respectively.

        In connection with our private placements, we paid an affiliate of Phoenix an administration fee of $135,000 related to the total placement of $4,090,000 of subordinated secured promissory notes and $900,000 of common stock.

        On April 30, 2009, our board of directors granted options to executive officers to purchase an aggregate of 3,084,731 shares of common stock, to our other employees to purchase an aggregate of 1,780,406 shares of common stock and to our directors to purchase an aggregate of 496,478 shares of common stock. The options are exercisable for five years, have an exercise price of $0.10 per share and vest annually in equal installments over three years beginning on the first anniversary of the date of grant.

        On May 29, 2009, we entered into the twelfth amendment (the "Twelfth Amendment") to the Loan Agreement with our commercial lender. Pursuant to the Twelfth Amendment, among other things, we arranged for our commercial lender to provide up to $1 million of additional availability in excess of our borrowing base, based on a supporting irrevocable standby letter of credit issued by a bank (the "Issuing Bank"), for the account of Philip Sassower, the Company's Chairman and Chief Executive

Officer, and Susan Sassower, the wife of Philip Sassower (the "Supporting Letter of Credit Applicants") in favor of the commercial lender, in the amount of $1,000,000 (the "Supporting Letter of Credit").

        In order to induce the Supporting Letter of Credit Applicants to cause the Issuing Bank to issue the Supporting Letter of Credit, we entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the "Letter of Credit Agreement"), with the Supporting Letter of Credit Applicants whereby we agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the Supporting Letter of Credit and the entry into the Letter of Credit Agreement and the Twelfth Amendment, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the Issuing Bank in connection with any drawings made our lender under the Supporting Letter of Credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the Supporting Letter of Credit, including the issuance by us to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.10 per share; and (iv) grants to the Supporting Letter of Credit Applicants a security interest in all of our assets to secure our obligations to the Supporting Letter of Credit Applicants. The security interest granted by us to the Supporting Letter of Credit Applicants is subordinated to the rights and security interest of our commercial lender under the Loan Agreement and senior to the rights and security interest of the holders of the Fall 2008 Note Purchase Agreement dated, as amended and the Note Purchase Agreement dated February 27, 2009, as amended (collectively, the "Note Purchasers").. Upon an event of default, as set forth in the Letter of Credit Agreement, the Supporting Letter of Credit Applicants may exercise all remedies permitted by the Letter of Credit Agreement or at law or in equity, subject to the subordination agreement with our commercial lender.

        On June 10, 2009, we granted to each of our directors options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, in lieu of cash compensation payable to the directors for their service to us for the fiscal year ended March 31, 2009. Such options were fully vested as of the date of grant and are exercisable for five years. On June 10, 2009, we also granted to each director options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, for services to be rendered to us for the 2010 fiscal year. Those options fully vest on March 31, 2010 and are exercisable for five years.

        On June 10, 2009, we issued to SG Phoenix LLC, an affiliate of Phoenix, a warrant to purchase up to 1,500,000 shares of our common stock, with an exercise price of $0.15 per share, in lieu of cash compensation payable to SG Phoenix LLC for its services to us for the fiscal year ended March 31, 2009. Such warrant was fully vested on the date of grant. On June 10, 2009, we also issued to SG Phoenix LLC a warrant to purchase up to 1,500,000 shares of our common stock, with an exercise price of $0.15 per share, for services to be rendered to us for the 2010 fiscal year. Such warrant will fully vest on March 31, 2010. Mr. Sassower and Mr. Goren share voting and dispositive power over the shares held by SG Phoenix LLC.

        On July 27, 2009, we issued to the Note Purchasers three-year warrants to purchase an aggregate of up to 4,909,000 shares of our common stock at an exercise price of $0.10 per share as consideration for the Note Purchasers subordinating their security interests in favor of the Supporting Letter of Credit Applicants. As a result, Phoenix received a warrant to purchase an additional 940,000 shares of our common stock, Phoenix Enterprises Family Fund LLC received a warrant to purchase an additional 717,500 shares of our common stock and JAG Multi Investments LLC received a warrant to purchase an additional 717,500 shares of our common stock. The warrants are fully vested.

Director Independence

        We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Thomas Leonardis, Frank Elenio, Ben Irwin and Brian Usher-Jones are "independent directors" as defined under the rules of The Nasdaq Stock Market.

Item 14.    Principal Accounting Fees and Services.

  Principal Accountant Fees

Fee Category	Fiscal Year 2009	% of Total	Fiscal Year 2008	% of Total
Audit Fees(1)	$129,950	100%	$137,292	100%
Audit-Related Fees(2)	—		—
Tax Fees	—		—
All Other Fees(3)	—		—

Total Fees	$129,950	100%	$137,292	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our company's annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audit of the Company's annual consolidated financial statements for the year ended March 31, 2009 and have fees of $129,950. All of the fees were for professional services performed for the audit of our company's annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan performed the audit of the Company's annual consolidated financial statements for the year ended March 31, 2008 and had fees of $117,800. All of the fees were for professional services performed for the audit of our company's annual financial statements and review of our quarterly financial statements for our third quarter ended December 31, 2007. Mintz & Partners performed the review of our quarterly financial statements for our first and second quarters ended June 30, 2007 and September 30, 2007 and were paid fees of $19,492.

(2)
No fees were paid to PMB Helin Donovan or Mintz & Partners for assurance and related services reasonably related to the performance of the audit or review of our company's quarterly financial statements, other than Audit Fees, during the two years ended March 31, 2009.

  Pre-Approval Policy

        Consistent with SEC and PCAOB requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and other fees paid to PMB Helin Donovan and Mintz & Partners for fiscal years 2009 and 2008 were approved by our audit committee.

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
10.1	††
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

Exhibit Number		Description
10.3		December 2004 Debenture Purchase Agreement, dated December 17, 2004, by and among Xplore Technologies Corp., Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.4
Loan and Security Agreement, dated September 15, 2005, as amended, between Silicon Valley Bank and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, filed on March 19, 2007, Registration Statement No. 333-138675)
10.5		Fourth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 3, 2008)
10.6		Fifth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K, filed on June 5, 2008)
10.7		Sixth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on August 6, 2008)
10.8		Seventh Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on August 29, 2008)
10.9		Eighth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 30, 2009)
10.10		Ninth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 30, 2009)
10.11		Tenth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 10, 2009)
10.12		Eleventh Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 24, 2009)
10.13		Twelfth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 29, 2009)
10.14		Thirteenth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 29, 2009)
10.15		Fourteenth Amendment to the Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 16, 2009)
10.16	*	Fifteenth Amendment to the Loan and Security Agreement
10.17
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
10.18
April 2006 Debenture Purchase Agreement, dated April 20, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

Exhibit Number		Description
10.19		Exchange and Purchase Agreement, dated April 21, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.20
Relocation Agreement, dated September 6, 2005, by and between Xplore Technologies Corporation of America and Brian Groh (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.21
Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.22
Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.23	*	Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership. and Xplore Technologies Corp.
10.24		Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A, filed on December 21, 2007).
10.25	†
Purchase and Distribution Agreement between Xplore Technologies Corp. and Pegatron Corporation dated as of December 7, 2007 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, filed on June 5, 2008).
10.26		Form of Warrant to purchase shares of Company's common stock (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on September 25, 2007).
10.27		Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on September 25, 2007).
10.28		Note Purchase Agreement dated September 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 11, 2008)
10.29		Amendment to Note Purchase Agreement dated September 5, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on October 27, 2008)
10.30		Note Purchase Agreement dated February 27, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 5, 2009)
10.31	*	Xplore Technologies Corp. 2009 Stock Incentive Plan
10.32		Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on February 13, 2009.)
21.1
Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
31.1	*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit Number		Description
31.2	*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	*	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

†
Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.

††
Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on July 24, 2008.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2009.

XPLORE TECHNOLOGIES CORP.
By:	/s/ MICHAEL J. RAPISAND Name: Michael J. Rapisand Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2009
/s/ MICHAEL J. RAPISAND Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2009
/s/ BRIAN E. USHER-JONES Brian E. Usher-Jones	Director	August 14, 2009
/s/ ANDREA GOREN Andrea Goren	Director	August 14, 2009
/s/ THOMAS F. LEONARDIS Thomas F. Leonardis	Director	August 14, 2009
/s/ FRANK ELENIO Frank Elenio	Director	August 14, 2009
/s/ F. BEN IRWIN F. Ben Irwin	Director	August 14, 2009

 INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
XPLORE TECHNOLOGIES CORP.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.

        We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and subsidiary as of March 31, 2009 and 2008 and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and subsidiary as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan

Austin, TX
August 13, 2009

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2009	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$733
Accounts receivable, net	2,898	4,936
Inventory	3,351	3,408
Prepaid expenses and other current assets	910	658

Total current assets	7,953	9,735
Fixed assets, net	392	1,094
Deferred charges	243	—

	$8,588	$10,829

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank indebtedness	$2,052	—
Accounts payable and accrued liabilities	4,535	4,634

Total current liabilities	6,587	4,634
Promissory notes	2,934	—

	9,521	4,634

Commitments and contingencies
SHAREHOLDERS' EQUITY (DEFICIT):
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179 and 63,179, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,706 and 9,589, respectively	9	10
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,274 and 15,274, respectively	15	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 95,502 and 70,010, respectively	96	70
Additional paid-in capital	113,271	107,594
Accumulated deficit	(114,387)	(101,557)

	(933)	6,195

	$8,588	$10,829

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss

(in thousands, except shares and per share amounts)

	For the year ended
	March 31, 2009	March 31, 2008
Revenue	$22,627	$25,355
Cost of revenue	16,245	17,924

Gross profit	6,382	7,431

Expenses:
Sales, marketing and support	4,041	4,840
Product research, development and engineering	6,978	4,244
General administration	5,351	5,330

	16,370	14,414

Loss from operations	(9,988)	(6,983)

Other expenses:
Interest expense	(1,105)	(54)
Other	(124)	(41)

	(1,229)	(95)

Net loss	$(11,217)	$(7,078)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	(2,328)
Dividends attributable to Preferred Stock	(1,613)	(1,449)

Net loss attributable to common shareholders	$(12,830)	$(10,855)

Loss per common share	$(0.15)	$(0.11)
Deemed dividends related to beneficial conversion feature of convertible Preferred Stock	—	(0.04)
Dividends attributable to Preferred Stock	(0.02)	(0.02)

Loss per share attributable to common shareholders, basic and fully diluted	$(0.17)	$(0.17)

Weighted average number of common shares outstanding, basic and fully diluted	76,218,948	66,257,655

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands, except share amounts)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Shares
									Additional Paid-in Capital	Accumulated Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount			Total
Balances, March 31, 2007	63,472,895	$63	9,988,513	$10	—	—	64,099,000	$64	$98,469	$(93,061)	$5,545

Warrants issued for services	—	—	—	—	—	—	—	—	152	—	152
Shares issued for services	—	—	—	—	—	—	280,812	—	110	—	110
Stock-based compensation	—	—	—	—	—	—	—	—	963	—	963
Issuance of Preferred Series C for debt conversion	—	—	—	—	500,000	1	—	—	249		250
Issuance of Preferred Series C, net of cash issuance costs of $1,087	—	—	—	—	14,774,000	14	—	—	6,286	—	6,300
Preferred Series A dividends	—	—	—	—	—	—	3,674,096	4	1,041	(1,079)	(34)
Preferred Series B dividends	—	—	—	—	—	—	546,367	1	156	(168)	(11)
Preferred Series C dividends	—	—	—	—	—	—	715,308	1	168	(171)	(2)
Conversion of Series A Preferred Stock into Common Stock	(294,118)	—	—	—	—	—	294,118	—	—		—
Conversion of Series B Preferred Stock into Common Stock	—	—	(400,000)	—	—	—	400,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,078)	(7,078)

Balances, March 31, 2008	63,178,777	$63	9,588,513	$10	15,274,000	$15	70,009,701	$70	$107,594	$(101,557)	$6,195

Warrants exercised on cashless basis	—	—	—	—	—	—	4,663	—	—	—	—
Value assigned to warrants issued	—	—	—	—	—	—	—	—	1,592	—	1,592
Shares issued for services	—	—	—	—	—	—	1,861,419	2	538	—	540
Shares issued for interest on promissory notes	—	—	—	—	—	—	936,196	1	71	—	72
Stock-based compensation	—	—	—	—	—	—	—	—	1,023	—	1,023
Options exercised	—	—	—	—	—	—	150,000	—	68		68
Issuance of common shares, net of issuance costs $83	—	—	—	—	—	—	9,000,000	9	808	—	817
Preferred Series A dividends	—	—	—	—	—	—	8,485,177	9	1,055	(1,074)	(10)
Preferred Series B dividends	—	—	—	—	—	—	1,160,941	1	148	(157)	(8)
Preferred Series C dividends	—	—	—	—	—	—	3,011,781	3	374	(382)	(5)
Conversion of Series B Preferred Stock into Common Stock	—	—	(882,354)	(1)	—	—	882,354	1	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(11,217)	(11,217)

Balances, March 31, 2009	63,178,777	$63	8,706,159	$9	15,274,000	$15	95,502,232	$96	$113,271	$(114,387)	$(933)

See accompany notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows (in thousands)

	Years Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(11,217)	$(7,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	944	604
Provision for doubtful accounts	66	366
Amortization of deferred financing costs	571	—
Stock-based compensation expense	1,023	963
Equity instruments issued in exchange for services	540	262
Changes in operating assets and liabilities:
Accounts receivable	1,972	(894)
Inventory	57	231
Prepaid expenses and other current assets	(386)	114
Accounts payable and accrued liabilities	191	(733)

Net cash used in operating activities	(6,239)	(6,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(242)	(1,113)

Net cash used in investing activities	(242)	(1,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	25,470	4,750
Repayment of bank indebtedness	(23,418)	(4,750)
Net proceeds on issuance of promissory notes	3,605	—
Net proceeds on issuance of Common Shares	817	—
Net proceeds from issuance of Series C Preferred Stock	—	6,300
Proceeds from exercise of stock options	68	—

Net cash provided by financing activities	6,542	6,300

CHANGE IN CASH AND CASH EQUIVALENTS	61	(978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	733	1,711

CASH AND CASH EQUIVALENTS, END OF PERIOD	$794	$733

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$189	$75

Payments for income taxes	$—	$—

Preferred Stock dividends issued in the form of Common Shares	$1,577	$1,365

Payments for interest satisfied with issuance of Common Shares	$72	$—

The Company issued 4,633 shares of Common Stock in a cashless exercise of warrants.

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2010. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC (together with affiliates "Phoenix"), a significant shareholder, will be sufficient to fund the anticipated operations for fiscal 2010. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  e)
  Revenue recognition

        The Company's revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. The Company's customers are predominantly resellers. However, the Company also sells directly to end-users. The Company follows the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, and all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company's revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from its customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training and other commitments subsequent to shipment that

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

are other than incidental. Prices are determined based on negotiations with the Company's customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company's products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. All warranty obligations related to recognized revenue are covered by warranty coverage agreements provided by a third party.

  f)
  Cost of revenue

        The Company's cost of revenue consists of the costs associated with manufacturing, assembling and testing its products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including the depreciation of tooling assets. The Company uses contract manufacturers to manufacture the its products and supporting components, and a significant portion of the Company's cost of revenue is attributable to component costs and payments to these contract manufacturers.

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

  g)
  Income taxes

        The Company accounts for income taxes in accordance with the liability method. The determination of future tax assets and liabilities is based on the difference between financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to occur. Future tax assets are recorded to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

  h)
  Stock-based compensation

        The Company applies the fair value method of accounting for all of its employee stock-based compensation. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 9 to these consolidated financial statements for required disclosures.

  i)
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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Receivables are concentrated with a small number of customers. The Company maintains allowance for doubtful accounts when deemed necessary. The allowances for doubtful accounts at March 31, 2009 and March 31, 2008 were $345 and $411, respectively.

        The amounts reported for cash equivalents, accounts receivables, accounts payable, accrued liabilities, bank indebtedness and promissory notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

  j)
  Loss per share

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented. The following securities were not considered in the earnings per share calculation:

	March 31, 2009	March 31, 2008
Series A Preferred Stock	63,178,777	63,178,777
Series B Preferred Stock	8,706,159	9,588,513
Series C Preferred Stock	15,274,000	15,274,000
Warrants	59,587,622	26,642,465
Options	11,562,667	14,329,668

	158,309,225	129,013,423

  k)
  Recent Accounting Pronouncements

        In December 2007, the FASB issued Financial Accounting Standard No. 141(R), "Business Combinations," or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141R did not have a material impact on the Company's financial position or results of operations.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." This statement allows companies to elect to measure certain eligible financial instruments and other items at fair value. Companies may choose to measure items at fair value at a specified election date, and subsequent unrealized gains and losses are recorded in income at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. The Company was required to adopt SFAS No. 159 no later than the first quarter of fiscal 2009. The adoption of SFAS No. 159 did not have a material impact on the Company's financial position or results of operations.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosure requirements regarding fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company was required to adopt SFAS No. 157 no later than the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position or results of operations.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in the first quarter of fiscal 2008. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

3. INVENTORY

	March 31,
	2009	2008
Finished goods	$2,526	$2,658
Computer components	825	750

Total inventory	$3,351	$3,408

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. INVENTORY (Continued)

        Inventory sent to end-users for which revenue recognition attributes have not been completed is included in "other current assets" on the Company's consolidated balance sheets and was $743 at March 31, 2009 and $141 at March 31, 2008.

        Prepaid expenses and other current assets at March 31, 2008 include $250 representing advances to a supplier to secure the supply of components delivered in fiscal 2009.

4. FIXED ASSETS

	March 31,
	2009	2008
Cost
Tooling and fixtures	$1,697	$1,697
Office equipment and leasehold improvements	1,397	1,386
Computer equipment and demonstration units	1,357	1,208
Computer software	835	753

	5,286	5,044

Accumulated depreciation
Tooling and fixtures	1,697	1,435
Office equipment and leasehold improvements	1,137	682
Computer equipment and demonstration units	1,304	1,180
Computer software	756	653

	4,894	3,950

Total fixed assets, net	$392	$1,094

5. BANK INDEBTEDNESS

        On September 15, 2005, the Company entered into a two-year loan and security agreement with a commercial bank replacing a similar agreement with the same bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at the bank's prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date on the financed receivable payment is received or the date the financed receivable becomes ineligible or 90 days past due. The Company is committed to pay a fee equal to .25% of the unused portion of the credit facility.

        On February 28, 2007, the Company modified its credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company's U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company's foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at the bank's prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). On August 6, 2008, the Company and the bank amended the loan and security agreement to, among other things, waive the Company's default under the tangible net worth covenant. On August 29, 2008, the Company and the bank amended the loan and security

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. BANK INDEBTEDNESS (Continued)

agreement to, among other things, reduce the minimum tangible net worth requirement to $750 for the measuring periods ended August 31, 2008 and September 30, 2008 and, thereafter, to reset the minimum tangible net worth covenant, effective beginning with the measuring period ended October 31, 2008, based on an agreed forecast. On September 30, 2008, the Company and the bank further amended the loan and security agreement to reduce the maximum borrowings under the credit facility to $4,500 until the Company had received $3,000 in proceeds from the issuance of subordinated debt. The Company received the $3,000 in proceeds by October 21, 2008. The Company and the bank have further amended the loan and security agreement, from time to time, in 2009 to, among other things, reduce the maximum amount of borrowings to $4,000, increase the interest rate applicable to such borrowings and extend the maturity date of the borrowings under the credit facility. The current maturity date for borrowings under the loan and security agreement is September 15, 2009 (see subsequent event Note 15(d)).

        Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company's suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company. As of March 31, 2009, there were $2,052 in borrowings outstanding under this amended credit facility.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2009	2008
Accounts payable	$2,529	$2,321
Engineering accrual	425	722
Other accrued liabilities	1,581	1,591

Total	$4,535	$4,634

7. PROMISSORY NOTES

Promissory Note Issuance Date	Balance March 31, 2008	New Issuances	Value Assigned to Warrants	Payments	Accretion of Non-Cash Interest	Balance March 31, 2009
September 5, 2008	$—	$1,000	$(406)	$—	$202	$796
October 21, 2008	—	2,000	(813)	—	352	1,539
February 27, 2009	—	555	(217)	—	10	348
March 5, 2009	—	100	(39)	—	2	63
March 11, 2009	—	300	(117)	—	5	188

	$—	$3,955	$(1,592)	$—	$571	$2,934

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. PROMISSORY NOTES (Continued)

        On September 5, 2008, the Company and its wholly owned subsidiary, together with the Company, referred to as the "Borrowers", issued to Phoenix a secured subordinated promissory note in the aggregate principal amount of $1,000,000 and warrants to Phoenix to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27. The secured subordinated promissory note was due and payable in full on August 5, 2009 and bears interest at the rate of 10% per annum. Interest on the note is payable quarterly commencing December 31, 2008 and may be paid in cash or, at the option of the Company, in shares of the Company's common stock. To the extent the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate increases by 2.5%.

        On October 21, 2008, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $2,000,000 and issued warrants to purchase up to 16,666,667 shares of common stock of the Company at an exercise price of $0.12 per share to purchasers, including affiliates of the Company. The secured promissory notes were due and payable on August 5, 2009. In addition, on October 21, 2008 the Borrowers and all purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted to Phoenix on September 5, 2008 from $0.27 per share to $0.12 per share and increasing the number of shares of common stock Phoenix could purchase from 3,703,704 to 8,333,333 shares of the Company's common stock in order to provide the same terms to all of the note purchasers.

        On February 27, 2009, March 5, 2009 and March 11, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $955,000 and issued warrants to purchase up to 9,550,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers, including affiliates of the Company. The secured promissory notes were due and payable in December 31, 2010. In addition, on February 27, 2009 the Borrowers and all purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted to the note purchasers on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of common stock Phoenix and the October 21, 2008 purchasers may purchase from 25,000,000 to 30,000,000 shares of the Company's common stock in order to provide the note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

        The secured subordinated promissory notes issued to the purchasers are due and payable in full on December 31, 2010 and bear interest at the rate of 10% per annum. Interest on the notes is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company's common stock. Interest expense for the fiscal year ended March 31, 2009 was approximately $153,000 and was paid with the issuance of 936,196 shares of common stock in January 2009 and 1,109,127 shares of common stock issued subsequent to March 31, 2009. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interests of the Company's senior lender.

        The warrants issued to Phoenix and the purchasers expire on February 27, 2012. The warrants may be exercised in whole or in part at any time prior to February 27, 2012.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

7. PROMISSORY NOTES (Continued)

        The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 104% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $1,592 assigned to the warrants issued to the promissory noteholders that was recorded as additional paid-in capital and a discount of the promissory notes. The modification of the September 5, 2008 and October 21, 2008 warrants resulted in a recalculation of fair value which is reflected in the value of $1,592. The discounts are amortized over the term of the promissory notes. During the fiscal year ended March 31, 2009, $571 was recognized as interest expense.

8. SHARE CAPITAL

        The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

Year-ended March 31, 2009

        On November 5, 2008, the Company's Board approved an employee stock purchase plan that was implemented on January 1, 2009 subject to shareholder approval. The initial offering period is from January 1, 2009 to March 31, 2010, the purchases of shares of common stock will occur quarterly at a price of $0.096 per share and 46% of the Company's employees participated in the first offering period.

        In multiple dates during the fourth quarter of fiscal 2009, the Company raised $900 in gross proceeds through private placements to accredited investors of 9,000,000 shares of its common stock and warrants to purchase 3,750,000 and 4,000,000 shares of its common stock at exercise prices of $0.13 and $0.10, respectively, per share. The warrants issued to the investors are exercisable immediately and will terminate three years from their date of issuance.

        During the year ended March 31, 2009, 882,354 shares of Series B Preferred Stock were exchanged for 882,354 shares of common stock.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. SHARE CAPITAL (Continued)

        In connection with the private placement, the Company paid to its selling agents and a standby purchaser that is an affiliate of Phoenix aggregate fees of $443 and issued warrants to purchase an aggregate of 886,440 shares of its common stock. The warrants issued are exercisable immediately, at an exercise price of $0.50 per share, and will expire on September 21, 2009. Other Series C Preferred Stock issuance costs as of September 30, 2007 were $844 and include a non-cash charge of $200 representing the value of warrants issued to selling agents and the standby purchaser. The remaining charges of $644 represents costs associated with the private placement and obtaining shareholder approval of the private placement, including the preparation, printing and mailing of the consent statement and registering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants.

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

        The warrants have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations assumed a discount rate of approximately 4.0%, volatility of approximately 104% and no dividends. The values of $1,669 and $51 assigned to the warrants issued to the private placement investors and a converting debenture holder, respectively, were recorded as additional paid-in capital. The value of $241 assigned to the warrants issued to the selling agents and the standby purchaser was recorded as Series C Preferred Stock issuance cost. The value of $739 assigned to the warrants issued to the financial services firm was recorded as a separate component of shareholders' equity and as a deferred charge that is amortized over the warrant's vesting term. For the year ended March 31, 2008, $152 of amortization of the deferred charge was recorded as general administration expenses.

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

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. SHARE CAPITAL (Continued)

        During fiscal 2008, one debenture in the amount of $250 was outstanding and bore interest at 10% per annum. On August 8, 2007, pursuant to a debenture exchange agreement dated July 25, 2007 between the debenture holder and the Company, the $250 debenture was exchanged for 500,000 shares of Series C Preferred Stock that is pari passu with the Series A and Series B Preferred Stock in terms of dividends, liquidation and voting, and a two-year warrant to purchase 250,000 shares of common stock, at an exercise price of $0.50 per share.

Dividends

        For the year ended March 31, 2009, there were paid common stock dividends of $1,074 for the Series A Preferred Stock, $157 for the Series B Preferred Stock and $382 for the Series C Preferred Stock. For the year ended March 31, 2008, there were paid common stock dividends of $1,079 for the Series A Preferred Stock, $168 for the Series B Preferred Stock and $171 for the Series C Preferred Stock. As of March 31, 2009 and 2008, there were accrued and unpaid common stock dividends of $91 and $91 respectively, for the Series A Preferred Stock, $13 and $14, respectively, for the Series B Preferred Stock and $32 and $32, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $2,960 and $7,637, respectively. Each series of preferred stock ranks on parity with each other series of preferred stock with respect to dividends and liquidation.

Warrants outstanding

        There were warrants to purchase 59,587,622 shares of common stock outstanding at March 31, 2009 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
250,000/250,000	US$	0.50	August 8, 2009	(1)
998,854/998,854	US$	0.58	August 9, 2009	(1)
7,387,000/7,387,000	US$	0.50	September 21, 2009
886,440/886,440	US$	0.50	September 21, 2009
265,328/265,328	US$	0.35	September 22, 2009
2,500,000/500,000	US$	0.45	August 8, 2010
43,550,000/43,550,000	US$	0.10	February 27, 2012
3,750,000/3,750,000	US$	0.13	January 30, 2013

(1)
Expired and were not exercised.

9. STOCK-BASED COMPENSATION PLAN

        In 1995, the Board of Directors approved a share option plan, which was amended and restated in December 2004, and amended thereafter (the "Amended Plan"). The Amended Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the time of grant and is to be based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided, the

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION PLAN (Continued)

options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Plan is not to exceed 30,900,000. The options under the plan generally vest over a 3-year period in equal annual amounts. In fiscal 2010, the Company adopted a new stock option plan (see Note 15).

        The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2009 and 2008 assumed discount rates of approximately 2.6% and 3.3% respectively, and volatility of approximately 106% and 104% respectively, and no dividends for both years. The Company recorded compensation cost of $1,023 in fiscal 2009 and $963 fiscal 2008 for option grants issued since April 1, 2003. This expense was recorded in the employee related functional classification.

        A summary of the activity in the Company's Amended Plan during the years ended March 31, 2009 and 2008 is as follows:

	Year ended March 31,
	2009		2008
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	14,329,668	$0.42	10,660,337	$0.51
Granted	1,615,000	$0.45	4,113,664	$0.50
Exercised	150,000	$0.37	—	—
Forfeited	4,232,001	$0.50	444,333	$052

Outstanding at end of year	11,562,667	$0.43	14,329,668	$0.51

        At March 31, 2009, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Plan.

        A summary of the options outstanding and exercisable as at March 31, 2009 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices Cdn$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.14 - 0.38	5,723,335	2.6	3,622,450	2.4
$0.39 - 0.49	2,479,668	2.8	1,052,003	1.0
$0.50 - 0.56	2,518,330	3.7	857,220	3.7
$0.62 - 1.18	749,334	1.1	749,334	1.1
$1.24 - 1.85	92,000	0.1	92,000	0.1

	11,562,667	2.7	6,373,007	2.2

        Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the majority of the exercise prices for the

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION PLAN (Continued)

current options outstanding are in Canadian dollars. The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States of America dollar.

        During the year ended March 31, 2009, grants in the amount of 365,000 shares of common stock were issued to non-executive employees of the Company at an average exercise price of $0.33 and a grant in the amount of 1,250,000 shares of common stock was issued to an executive of the Company at an exercise price of $0.49. The fair value of these grants totaling 1,615,000 shares was $462 and will be recognized as future stock compensation expense.

        Compensation expense for the Amended Plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at March 31, 2009 was zero as the fair value of the Company's common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at March 31, 2009 was $784 to be recognized over the next three years.

10. INCOME TAXES

        The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2009	2008
Deferred income tax assets:
Net operating losses	$27,859	$24,324
Accrued liabilities	443	401
Inventory allowance	150	333
Other items	121	144
Valuation allowance	(28,572)	(25,202)

Deferred tax asset	$—	$—

        The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2009	2008
Combined basic US and Canadian statutory rates, respectively	35%	35%

Recovery of income taxes based on the above rates	$(3,926)	$(2,477)
Increase in income taxes resulting from:
Permanent difference—stock compensation	358	337
Permanent difference—financing fees	200	53
Expiration of net operating losses	—	630
Change in valuation allowance	3,368	1,457

Provision for income taxes	$—	$—

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. INCOME TAXES (Continued)

        The Company has accumulated net operating losses for income tax purposes totaling approximately $79,598, which under certain conditions, may be carried forward and applied to reduce future year's taxable income. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses expires as follows:

Expiry Year	Canada	United States	Total
2010	$3,195	$—	$3,195
2011	4,823	—	4,823
2015	2,889	—	2,889
2016	—	1,282	1,282
2017	—	737	737
2018	—	5,293	5,293
2019	—	2,978	2,978
2020	—	1,486	1,486
2021	—	3,116	3,116
2022	—	6,412	6,412
2023	—	10,746	10,746
2024	—	4,433	4,433
2025	—	7,764	7,764
2026	1,707	3,660	5,367
2027	936	2,813	3,749
2028	67	5,159	5,226
2029	—	10,102	10,102

	$13,617	$65,981	$79,598

11. FINANCIAL INSTRUMENTS

  Interest rate risk

        At March 31, 2009, all of the Company's promissory notes bear interest at a fixed rate of 10%. The Company's loan and security agreement with a commercial bank has an interest rate with a variable component based on bank's prime rate. If the Company borrowed 100% of the facility's available line for a full year and the bank's prime rate increased by 1%, the Company's borrowing costs would increase by $50,000.

  Foreign exchange risk

        Approximately 50% of the Company's revenues and a majority of the Company's expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated revenues and net expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2009 and 2008, respectively.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

  Credit risk

        Information regarding the Company's accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2009	$2.8	1	23%	23%
2008	$4.9	2	30% and 13%	43%

        The receivables representing 23% of the accounts receivable balance at March 31, 2009 were subsequently collected.

  Supplier Risk

        The Company relies on a single supplier for the majority of its finished goods. At March 31, 2009 and 2008, the Company owed this supplier $1,294 and $1,144, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2009 and 2008 were $11,539 and $11,286, respectively.

12. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless PC computing systems. Approximately 49% of the Company's revenue for fiscal 2009 was derived from sales in the United States. Canada had approximately 21% of total revenue for fiscal 2009. Canada was the only country outside of the United States which accounted for more than 10% of the Company's revenue for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2008, the Netherlands accounted for 10% of the total revenue.

        The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2009	2008
Revenue by country:
United States	$11,397	$14,485
Canada	4,709	1,892
Netherlands	1,125	2,544
All other countries	5,396	6,434

	$22,627	$25,355

        The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2009, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in Canada. For the year ended March 31, 2008, the Company had one customer that had sales that were greater than

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. SEGMENTED INFORMATION (Continued)

10% of total revenue and the customer was located in the Netherlands. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2009	$22.6	1	12%	12%
2008	$25.4	1	10%	10%

13. COMMITMENTS AND CONTINGENT LIABILITIES

  a)
  Premises

        The Company leases facilities in Austin, Texas. The current annual lease commitment is $191 and the lease maturity date was extended from September 1, 2009 to August 31, 2014.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2010	$191
2011	$194
2012	$228
2013	$236
2013	$240

$1,089

  b)
  Purchase commitment

        At March 31, 2009, the Company had purchase obligations extending into fiscal 2010 of approximately $4,466 related to inventory and product development items.

  c)
  Litigation

        During the year ended March 31, 2009, the Company settled a dispute with a value added reseller ("Reseller") related to the Reseller's servicing of products from 2001 to 2004. The Company discontinued selling these products in 2004. Pursuant to the terms of the settlement, the Reseller was paid $50 in December 2008, and received $50 over the first six months of 2009 in equal installments of $8,333 per month. In addition, the Reseller was issued 1,334,000 shares of the Company's common stock and may receive up to $60 of discounts on future purchases of the Company's products. The Company's warranty reserve for these products, included in accrued liabilities, was adequate to cover the cash payments and the $240 value of the common stock. Legal fees which were in excess of the reserve in the amount of $207 have been recorded as general administration expense for the year ended March 31, 2009.

        The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. RELATED PARTY TRANSACTIONS

        In connection with the Company's private placements through the end of fiscal 2009 the Company paid an affiliate of Phoenix an administration fee of $128 related to the total placement of $3,955 of subordinated secured promissory notes (see Note 7) and $900 of common stock (see Note 8).

        Interest expense for the fiscal years ended 2009 and 2008 was $121 and none, respectively, related to borrowings from Phoenix. At March 31, 2009, outstanding promissory notes to such affiliates were $2,375. There were no outstanding promissory notes to such affiliates at March 31, 2008.

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

15. SUBSEQUENT EVENTS

a)
Private Placement

        From May to July 2009, the Company raised $150 in a private placement through the issuance of common stock, promissory notes and warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

b)
Litigation Settlement

        In March 2008, Typhoon Touch Technologies, Inc. ("Typhoon") and Nova Mobility Systems, Inc. ("Nova") (collectively, the "Plaintiffs") filed Plaintiffs' First Amended Complaint for Patent Infringement (the "Complaint") against the Company and several other defendants including Dell, Inc., Panasonic Corporation of North America, and Apple, Inc., in the United States District Court for the Eastern District of Texas (the "Court"). The Complaint alleges that the defendants manufacture, sell, offer for sale and/or import products that infringe on two U.S. patents owned by Typhoon and exclusively licensed to Nova (the "Patents"). In April 2009, the Company entered into a settlement agreement and covenant not to sue with the Plaintiffs in exchange for a $16 cash payment and 2,000,000 shares of our Series C Preferred Stock. The cash payment and fair market value of the shares of $170, assuming conversion into common stock, were recorded as an accrued liability and general administration expense as of March 31, 2009.

c)
Stock Option Grants and Warrant Issuances

        On April 30, 2009, the Company's board of directors granted options to executive officers to purchase an aggregate of 3,084,731 shares of common stock, to other employees to purchase an aggregate of 1,780,409 shares of common stock and to the directors to purchase an aggregate of 496,477 shares of common stock. The options are exercisable for five years, with an exercise price of $0.10 per share and vest annually in equal installments over three years beginning on the first

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS (Continued)

anniversary of the date of grant. The future compensation expense for these grants was $390 to be recognized over the next three years.

        On June 10, 2009, the Company's board of directors granted options to each director, in lieu of cash compensation otherwise payable to them in connection with their service as board members. The board of directors granted options to each director to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, which options were fully vested as of the date of grant, for services provided during the fiscal year ended March 31, 2009 and 150,000 shares of common stock at an exercise price of $0.15 per share, which options will fully vest on March 31, 2010, for services to be provided during the fiscal year ending March 31, 2010. The compensation expense related to the grants for fiscal 2009 was $82 and was recorded as a general administration expense. The future compensation expense to be recognized in fiscal 2010 is $98.

        On June 10, 2009, the Company's board of directors approved the issuance to SG Phoenix LLC, an affiliate, of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant was fully vested on the date of issuance, for services rendered for the year ended March 31, 2009 and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant will fully vest on March 31, 2010, for services to be rendered for the year ending March 31, 2010. The fair value of each warrant is $160 and reflected as a payment for services in general administration in the respective years.

        On July 28, 2009, the Company's board of directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Up to 19,400,000 shares of common stock may be issued under the 2009 Stock Plan. The 2009 Stock Plan became effective retroactive to June 10, 2009, subject to shareholder approval.

d)
Extension of Bank Indebtedness

        On April 24, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date of borrowings under the agreement to May 29, 2009 and reduce the maximum amount of borrowings permitted under the loan and security agreement to $5,000,000. On May 29, 2009, the maturity date was extended to June 30, 2009 and the lender agreed to provide up to $1 million of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by the Philip Sassower, the Company's Chairman and Chief Executive Officer, and Susan Sassower, his wife ("Supporting Letter of Credit Applicants"). In addition, the interest rate was increased from the bank's "prime rate" plus 2.25% to the greater of (A) 6.25% or (B) 2.25% above the bank's "prime rate" and the minimum tangible net worth covenant was amended to require the Company to have a minimum tangible net worth of at least One Million Five Hundred Seventy Five Thousand Dollars ($1,575) increasing quarterly by fifty percent (50%) of net income and fifty percent (50%) of issuances of equity or subordinated debt after May 29, 2009.

        In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS (Continued)

May 29, 2009 (the "Letter of Credit Agreement"), with the Supporting Letter of Credit Applicants whereby it (i) agreed to reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) agreed to reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) agreed to provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) granted to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants. The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants is subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interest of the purchasers of the promissory notes. Upon an event of default, as defined, the Supporting Letter of Credit Applicants may exercise all remedies permitted by the letter of credit agreement or at law or in equity, subject to a subordination agreement with the bank. In consideration for the promissory noteholders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share. The warrants to the Supporting Letter of Credit Applicants and the promissory note holders will expire in May 2012.

        On June 29, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date to July 14, 2009. On July 13, 2009, the maturity date was further amended to August 14, 2009 and the credit limit was reduced to $4,000.

        On August 13, 2009, the Company entered into a non-binding term sheet with the Company's existing lender to modify the existing loan and security agreement. Under the proposed terms of the new agreement, the Company will finance certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000. Borrowings will bear interest at the bank's prime rate plus 3.42% per annum. The interest rate may increase by approximately 0.72% if the Company's monthly quick ratio is less than half percent. The Company will be obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The new agreement will have a maturity date of February 5, 2010 which will be extended to March 31, 2010 if the expiration date of the letter of credit is extended to April 30, 2010 (or later) by no later than December 31, 2009. The Supporting Letter of Credit Applicants have agreed to provide the Company with the extension of the expiration date of the letter of credit. The new agreement also has a commitment fee of $17.5 and is subject to a minimum monthly interest fee of $4. Borrowings will be secured by all assets and intellectual property of the Company.

        On August 13, 2009, the maturity date of borrowings under the existing agreement was extended to September 15, 2009. The Company expects to complete the new agreement on or before September 15, 2009.