Form 10-Q
period 2009-06-30
XPLORE TECHNOLOGIES CORP
filed 2009-08-14
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,061	$794
Accounts receivable, net	2,874	2,898
Inventory	2,945	3,351
Prepaid expenses and other current assets	1,271	910
Total current assets	8,151	7,953
Fixed assets, net	260	392
Deferred charges	832	243
	$9,243	$8,588
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank indebtedness	$2,331	$2,052
Accounts payable and accrued liabilities	4,669	4,535
Total current liabilities	7,000	6,587
Promissory notes	3,152	2,934
	10,152	9,521

Commitments and contingencies

SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 63,179	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,706 and 8,706, respectively	9	9
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,224 and 15,274 respectively	17	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 103,530 and 95,502, respectively	103	96
Additional paid-in capital	115,018	113,271
Accumulated deficit	(116,119)	(114,387)
	(909)	(993)
	$9,243	$8,588

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended
	June 30, 2009	June 30, 2008

Revenue	$4,994	$4,451
Cost of revenue	3,694	3,026
Gross profit	1,300	1,425

Expenses:
Sales, marketing and support	565	1,147
Product research, development and engineering	837	2,809
General administration	755	1,508
	2,157	5,464
Loss from operations	(857)	(4,039)

Other expenses:
Interest expense	(441)	(37)
Other	(23)	(27)
	(464)	(64)
Net loss	$(1,321)	$(4,103)
Dividends attributable to Preferred Stock	(411)	(403)
Net loss attributable to common shareholders	(1,732)	(4,506)
Loss per common share	(0.01)	(0.06)
Dividends attributable to Preferred Stock	(0.01)	(0.01)
Loss per share attributable to common shareholders, basic and fully diluted	$(0.01)	$(0.07)
Weighted average number of common shares outstanding, basic and fully diluted	98,854,587	70,554,747

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(1,321)	$(4,103)
Items not affecting cash:
Depreciation and amortization	172	413
Allowance for doubtful accounts	82	(95)
Amortization of deferred financing costs	214	—
Stock-based compensation expense	307	347
Equity instruments issued in exchange for services	68	53

Changes in operating assets and liabilities:
Accounts receivable	(58)	2,011
Inventory	406	(221)
Prepaid expenses and other current assets	(337)	152
Accounts payable and accrued liabilities	379	253
Net cash used in operating activities	(88)	(1,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(40)	(79)
Net cash used in investing activities	(40)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	6,357	5,300
Repayment of bank indebtedness	(6,078)	(4,682)
Net proceeds from issuance of promissory notes	102	—
Net proceeds from issuance of Common Shares	14	—
Proceeds from exercise of stock options	—	68
Net cash provided by financing activities	395	686

CHANGE IN CASH AND CASH EQUIVALENTS	267	(583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	794	733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,061	$150

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$58	$21
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of Common Shares	$399	$402
Settlement of liability in exchange for Preferred Stock	$170	$—
Payments for interest satisfied with the issuance of Common Shares	$81	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes, included in the Company’s fiscal 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2009.

a)  Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2010. The Company believes that cash flow from operations, together with borrowings from its senior lender (including refinancings) and financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2010.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	June 30, 2009	March 31, 2009
Finished goods	$2,276	$2,526
Computer components	669	825
Total inventory	$2,945	$3,351

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets were $1,042 and $743 at June 30, 2009 and March 31, 2009, respectively.

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The effects of the options granted under the Company’s amended share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation:

	June 30, 2009	June 30, 2008
Series A Preferred Shares	63,178,777	63,178,777
Series B Preferred Shares	8,706,159	9,488,513
Series C Preferred Shares	17,224,000	15,274,000
Warrants	73,027,622	12,287,622
Options	18,452,586	15,221,334
	180,589,144	115,450,246

5. SHORT-TERM BANK INDEBTEDNESS

On September 15, 2005, the Company entered into a two-year loan and security agreement with a commercial bank replacing a similar agreement with the same bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at the bank’s prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment is received or the date the financed receivable becomes ineligible or 90 days past due. The Company is committed to pay a fee equal to .25% of the unused portion of the credit facility.

On February 28, 2007, the Company modified its credit facility. Under the terms of the amended facility, the borrowings formula was increased to the lesser of $8,000 or 80% of the Company’s U.S. and Canadian accounts receivable outstanding for 90 days or less, plus 80% of the Company’s foreign accounts receivable (up to $2,500) plus 25% of eligible inventory (up to $1,750). The interest rate on the borrowings remained at the bank’s prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory).

On April 24, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date of borrowings under the agreement to May 29, 2009 and reduced the maximum amount of borrowings permitted under the loan and security agreement to $5,000.   On May 29, 2009, the maturity date was extended to June 30, 2009 and the lender agreed to provide up to $1 million of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower, the Company’s Chairman and Chief Executive Officer, and Susan Sassower, his wife (“Supporting Letter of Credit Applicants”).  In addition, the interest rate was increased from the bank’s “prime rate” plus 2.25% to the greater of 6.25% or 2.25% above the bank’s “prime rate” and the minimum tangible net worth covenant was amended to require the Company to have a minimum tangible net worth of at least $1,575 increasing quarterly by fifty percent (50%) of net income and fifty percent (50%) of issuances of equity or subordinated debt after May 29, 2009.  The standby letter of credit expires on March 5, 2010.

In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the

Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the “Letter of Credit Agreement”), with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.  The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants is subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interests of the holders of the Company’s secured promissory notes. Upon an event of default, as defined, the Supporting Letter of Credit Applicants may exercise all remedies permitted by the letter of credit agreement or at law or in equity, subject to a subordination agreement with the bank.  In consideration for the promissory noteholders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share.  The warrants to the Supporting Letter of Credit Applicants and the promissory noteholders will expire in May 2012.

The warrants issued to the Supporting Letter of Credit Applicants and the promissory noteholders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital.  The discounts are amortized over the term of the letter of credit.  During the three months ended June 30, 2009, $66 was recognized as interest expense.

On June 29, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date to July 14, 2009.   On July 13, 2009, the maturity date was further amended to August 14, 2009 and the credit limit was reduced to $4,000.  On August 13, 2009, the maturity date of borrowings under the existing agreement was extended to September 15, 2009.  The Company expects to complete a new agreement with the same commercial bank on or before September 15, 2009.

Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, and one of the Company’s suppliers, the commercial bank has a first priority security interest in all of the assets of the Company, except that under certain circumstances the supplier has a priority security interest in certain trade debts of the Company.  As of June 30, 2009, there was $2,331 in borrowings outstanding under this amended credit facility.

6. PROMISSORY NOTES

	Balance		Value		Accretion	Balance
Promissory Note	March 31,	New	Assigned		of Non-Cash	June 30,
Issuance Date	2009	Issuances	to Warrants	Payments	Interest	2009
September 5, 2008	$796	$—	$—	$—	$29	$825
October 21, 2008	1,539	—	—	—	66	1,605
February 27, 2009	348	—	—	—	29	377
March 5, 2009	63	—	—	—	5	68
March 11, 2009	188	—	—	—	16	204
May 26, 2009	—	100	(40)	—	3	63
June 15, 2009	—	20	(10)	—	—	10
	$2,934	$120	$(50)	$—	$148	$3,152

On September 5, 2008, the Company and its wholly owned subsidiary, together with the Company, referred to as the “Borrowers”, issued to Phoenix a secured subordinated promissory note in the aggregate principal amount of $1,000 and warrants to Phoenix to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27 per share. The aggregate principal amount was subsequently reduced to $940.  The secured subordinated promissory note was due and payable in full on August 5, 2009.  Interest on the note is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes is increased by 2.5%.

On October 21, 2008, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $2,000 and issued warrants to purchase up to 16,666,667 shares of common stock of the Company at an exercise price of $0.12 per share to purchasers, including affiliates of the Company.  The secured promissory notes were due and payable on August 5, 2009. In addition, on October 21, 2008 the Borrowers and all purchasers entered into an amendment to the Note Purchase Agreement reducing the exercise price of warrants previously granted to Phoenix on September 5, 2008 from $0.27 per share to $0.12 per share and increasing the number of shares of common stock Phoenix could purchase from 3,703,704 to 8,333,333 shares of the Company’s common stock in order to provide the same terms to all of the note purchasers.

On February 27, 2009, March 5, 2009 and March 11, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $955 and issued warrants to purchase up to 9,550,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers.  The secured promissory notes were due and payable in December 31, 2010.  In addition, on February 27, 2009 the Borrowers and all purchasers entered into an amendment to the note purchase agreement reducing the exercise price of warrants previously granted to the note purchasers on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of common stock the noteholders may purchase from 25,000,000 to 30,000,000 shares of the Company’s common stock in order to provide the note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

On May 27, 2009 and June 15, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $120 and issued warrants to purchase up to 1,200,000 shares of common stock of the Company at an exercise price of $0.10 per share. The secured promissory notes are due and payable in December 31, 2010.

The secured subordinated promissory notes bear interest at the rate of 10% per annum.  Interest on the notes is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  Interest expense for the three months ended June 30, 2009 was approximately $125 and was paid with the issuance of 518,343 shares of common stock in July 2009. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interests of the Company’s senior lender and the Supporting Letter of Credit Applicants.

The warrants issued to Phoenix and the purchasers expire on February 27, 2012.  The warrants may be exercised in whole or in part at any time prior to February 27, 2012.

The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 104% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $1,644 assigned to the warrants issued to the promissory noteholders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modification of the September 5, 2008 and October 21, 2008 warrants resulted in a recalculation of fair value which is reflected in the value of $1,644.  The discounts are amortized over the term of the promissory notes.  During the three months ended June 30, 2009, $148 was recognized as interest expense.

7. SHARE CAPITAL

The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

From May to July 2009, the Company raised $150 in private placements through the issuance of common stock, promissory notes and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

For the three months ended June 30, 2009, there were dividends of $271, for the Series A Preferred Stock, $37 for the Series B Preferred Stock and $103 for the Series C Preferred Stock. For the three months ended June 30, 2008, there were dividends of $271 for the Series A Preferred Stock, $41 for the Series B Preferred Stock and $96 for the Series C Preferred Stock. As of June 30, 2009 and 2008, there were accrued and unpaid dividends of $88 and $88 respectively, for the Series A Preferred Stock, $12 and $13 respectively for the Series B Preferred Stock and $36 and $31 respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock was $21,481, $2,960 and $8,612, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and a liquidation.

Warrants outstanding

There were warrants to purchase an aggregate of 68,937,622 shares of common stock outstanding at June 30, 2009 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
250,000/250,000	$0.50	August 8, 2009	(1)
998,854/998,854	$0.58	August 9, 2009	(1)
7,387,000/7,387,000	$0.50	September 21, 2009
886,440/886,440	$0.50	September 21, 2009
265,328/265,328	$0.35	September 22, 2009
2,500,000/500,000	$0.45	August 8, 2010
44,900,000/44,900,000	$0.12	September 5, 2011
5,000,000/5,000,000	$0.10	May 29, 2012
3,750,000/3,750,000	$0.13	January 30, 2013
3,000,000/1,500,000	$0.15	June 10, 2014

(1) Expired and were not exercised.

8. STOCK-BASED COMPENSATION PLAN

In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (which are referred to as the “Amended Share Option Plan”). The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, Directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a Director of the Company. The maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan is not to exceed 19,400,000. The options under the plan generally vest over a 3-year period in equal annual amounts.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2010 and 2009 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 121% and 106%, respectively, and no dividends for both years. The Company recorded compensation cost of $307 and $347 for the three months ended June 30, 2009 and 2008, respectively. This expense was recorded in the employee related functional classification.

A summary of the activity in the Company’s Amended Share Option Plan during the three months ended June 30, 2009 is as follows:

	Three months ended June 30, 2009
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2009	11,562,667	$0.43
Granted	7,315,586	$0.12
Exercised	—	$—
Forfeited	(425,667)	$0.61
Outstanding at end of period	18,452,586	$0.30

At June 30, 2009, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at June 30, 2009 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.10—0.13	5,361,617	4.8	—	—
$0.14—0.38	7,486,971	3.0	4,764,449	2.6
$0.39—0.49	2,463,001	2.5	1,513,669	1.7
$0.50—0.56	2,401,663	3.5	830,554	3.5
$0.57—0.96	739,334	0.8	739,334	0.8
	18,452,586	3.4	7,848,006	2.4

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the majority of the exercise prices for the current options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

During the three months ended June 30, 2009, grants in the amount of 7,315,586 shares of common stock were issued to non-executive employees, executive employees and board members of the Company at exercise prices of $0.10 per share for 5,361,617 shares, $0.15 per share for 1,650,000 shares and $0.31 per share for 303,969 shares. The fair value of these grants to be recognized as future stock compensation expense was $638.

Compensation expense for the amended share plan has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2009 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2009 was $1,033 to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

On June 10, 2009, the Company’s board of directors approved the issuance to SG Phoenix LLC, an affiliate, of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant was fully vested on the date of issuance, for services rendered for the year ended March 31, 2009 and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant will fully vest on March 31, 2010, for services to be rendered for the year ending March 31, 2010.  The fair value of each warrant was approximately $160 and was recorded in general administration expense.  A charge of approximately $160 was recorded in the fourth quarter of the year ended March 31, 2009 and a charge of $40 was recorded for the three months ended June 30, 2009.

At June 30, 2009, outstanding promissory notes to Phoenix were $2,375.  For the three months ended June 30, 2009, interest expense of $77 was recognized and subsequent to June 30, 2009 paid through the issuance of 310,132 shares of the Company’s common stock.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States accounted for approximately 71% of the Company’s total revenue for the three months ended June 30, 2009.  No other country outside of the United States, besides the Netherlands with approximately 10%, accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2008.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
Revenue by country:
United States	$3,557	$2,372
Netherlands	201	454
Other	1,236	1,493
	$4,994	$4,451

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2009, the Company had one customer located in the United States who accounted for more than 10% of total revenue.  For the three months ended June 30, 2008, the Company had one customer located in the Netherlands who accounted for approximately 10% of total revenue. The percentage of total revenue from these customers for the periods presented is as follows:

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2009	$5.0	1	26%
June 30, 2008	$4.5	1	10%

At June 30, 2009, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2009	$2.9	1	29%

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2009 and 2008, the Company owed this supplier $1,033 and $1,064, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the three months ended June 30, 2009 and 2008.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)                                      Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2010	$191
2011	194
2012	228
2013	236
2014	240
$1,041

b)                                     Purchase commitment

At June 30, 2009, the Company had purchase obligations in fiscal 2010 of approximately $3,678 related to inventory and product development items.

c)                                      Litigation

In March 2008, Typhoon Touch Technologies, Inc. (“Typhoon”) and Nova Mobility Systems, Inc. (“Nova”) (collectively, the “Plaintiffs”) filed Plaintiffs’ First Amended Complaint for Patent Infringement (the “Complaint”) against the Company and several other defendants including Dell, Inc., Panasonic Corporation of North America, and Apple, Inc., in the United States District Court for the Eastern District of Texas (the “Court”). The Complaint alleges that the defendants manufacture, sell, offer for sale and/or import products that infringe on two U.S. patents owned by Typhoon and exclusively licensed to Nova (the “Patents”). In April 2009, the Company entered into a settlement agreement and covenant not to sue with the Plaintiffs in exchange for a $16 cash payment and 2,000,000 shares of our Series C Preferred Stock.  The cash payment and fair market value of the shares issued in April 2009 of $170, assuming conversion into common stock, were recorded as an accrued liability and general administration expense as of March 31, 2009.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.  SUBSEQUENT EVENTS

a)             Extension of Bank Indebtedness

On August 13, 2009, the Company entered into a non-binding term sheet with the Company’s existing lender to modify the existing loan and security agreement.  Under the proposed terms of the new agreement, the Company will finance certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000.  Borrowings will bear interest at the bank’s prime rate plus 3.42% per annum.  The interest rate may increase by approximately 0.72% if the Company’s monthly quick ratio is less than half percent. The Company will be obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The new agreement will have a maturity date of February 5, 2010 which will be extended to March 31, 2010 if the expiration date of the letter of credit is extended to April 30, 2010 (or later) by no later than December 31, 2009.  The Supporting Letter of Credit Applicants have agreed to provide the Company with the extension of the expiration date of the letter of credit.  The new agreement also has a commitment fee of $17.5 and is subject to a minimum monthly interest fee of $4.  Borrowings will be secured by all assets and intellectual property of the Company.

b)                                          New Stock Incentive Plan and Restricted Share Grants

On July 28, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Up to 19,400,000 shares of common stock may be issued under the 2009 Stock Plan. The 2009 Stock Plan became effective retroactive to June 10, 2009, subject to shareholder approval.

On July 28, 2009, the Company’s board of directors granted an aggregate of 2,011,000 restricted share awards to certain employees, including all of the Company’s executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2010.  The salaries of the employees were reduced by a total of $267 effective April 1, 2009.  The shares of common stock will fully vest on March 31, 2010.  The market value of the common stock was $0.10 and the intrinsic value of the restricted shares of approximately $201 will be recognized as compensation expense in fiscal 2010.

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

Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have been developing new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC which requires further design modifications. While we continued to work on our rugged notebook, its development pace was substantially curtailed to reduce costs during this period of economic malaise and to devote our resources to our established iX104 family of Tablet PCs.

We are dependent upon the market acceptance of our next generation of the iX104™ Tablet PC system. We believe the markets initial response to our next generation of the iX104 has been favorable.  However, current global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business.  During the three months ended December 31, 2008, we took cost reduction actions in response to market conditions.  We reduced our headcount by approximately 43% during that quarter, and the impact of the headcount reduction began to be realized in the first calendar quarter of 2009.  In early April 2009, we further reduced our headcount by approximately 17% to the current level of 40 employees.  In addition, we have reduced our development spending and it is generally limited to products we expect to introduce to the market in fiscal 2010.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  Our operating expenses for the three months ended June 30, 2009 declined by approximately 61% when compared to the three months ended June 30, 2008.  The net cash used by our operating activities was approximately $88,000 for the three months ended June 30, 2009 which reflects a significant decline of approximately 93% from the net cash used by operating activities of $1,190,000 for the three months ended June 30, 2008.  Further, we believe we have positioned our operating expense structure to enable us to become self funding in the future.  Further, we continue to evaluate all other operating costs with a view to further reduce our operating expenses.

Management believes that if we can successfully penetrate the military markets with the Armadillo System we should expect to increase our revenues for fiscal 2010 as compared to fiscal 2009.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended June 30, 2009. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Inventory Valuation.  We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that the estimates used by current management have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material corrections to originally provided amounts.

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

Financial Instruments.  The warrants we issued in connection with secured subordinated promissory notes have been valued separately using the Black-Scholes methodology. The notes originally reflected in our financial statements are at a discounted value and the difference between this discount amount and the face value of the notes, which is repayable at maturity, is amortized as additional non-cash interest expense during the term of the notes. The determination of the value attributed to the warrants and notes required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

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

Interest.  Interest expense includes interest on promissory note borrowings, interest on borrowings related to our bank credit facility, non-cash interest charges representing the amortization of the value assigned to warrants issued with promissory notes or letters of credit and discounts and amortization of deferred financing costs consisting principally of legal fees and commissions and fees related to the financing transactions.

Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Three Months Ended June 30, 2009 vs. Three Month Ended June 30, 2008

Revenue.  Total revenues for the three months ended June 30, 2009 were $4,994,000 as compared to $4,451,000 for the three months ended June 30, 2008, an increase of $543,000, or approximately 12%. The increase in revenue was attributable to an increase in unit sales of approximately 35% offset by a decline in our average selling price of approximately 16%.  The declines were attributable to lower pricing of our end of life products; special discounted pricing to a significant customer, the impact of new lower priced products and lower competitive pricing arising from current market conditions.  Additionally at June 30, 2009, we had approximately $1,110,000 in deferred revenue for shipments to end-users for which revenue recognition attributes have not been completed.  There was no deferred revenue in the prior year.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales. For the three months ended June 30, 2009, we had one customer located in the United States who accounted for approximately 26% of our total revenue. For three months ended June 30, 2008, there was one customer that accounted for 10%, of our total revenue.  At June 30, 2009, there was one customer with a receivable balances that was approximately 29% of the outstanding receivables.  At June 30, 2008 there was one customer with a receivable balance that was approximately 21% of the outstanding receivables.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States accounted for approximately 71% of our total revenue and there was no other country which accounted for more than 10% of our total revenue for the three months ended June 30, 2009.  The United States and the Netherlands accounted for approximately 59% and 10%, respectively, of our total revenue during the three months ended June 30, 2008.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2009 was $3,694,000 compared to $3,026,000 for the three months ended June 30, 2008, an increase of $668,000 or approximately 22%.  The increase was primarily due to the increase in unit sales of approximately 35%.  The increase in cost of revenue was larger than the increase in revenue principally due to the product mix in the current year.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at June 30, 2009 and 2008 were $2,734,000 and $2,052,000, respectively. At June 30, 2009 and 2008, we owed this supplier $1,033,000 and $1,064,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $125,000 to $1,300,000 (26% of revenue) for the three months ended June 30, 2009 from $1,425,000 (32% of revenue) for the three months ended June 30, 2008.  The decrease was due to a decline in our average selling price for the three months ended June 30, 2009, primarily attributable to lower pricing of our end of life products, lower special pricing related to a high volume deal in fiscal 2009 and lower competitive pricing arising from current market conditions.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2009 were $565,000 compared to $1,147,000 for the three months ended June 30, 2008. The $582,000 reduction, primarily in response to the current market and economic conditions, consisted primarily of declines in headcount related costs of $289,000, marketing expenses of $238,000, including trade show participation, print and web-based media, and travel and entertainment expenses of $48,000.  An increase of $32,000 in our investment in demonstration units partially offset the expense reductions.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2009 were $837,000, a decrease of $1,972,000 or approximately 70% of the $2,809,000 for the three months ended June 30, 2008. There were fewer new major product development activities in the current period as compared to the prior year period.   During the three months ended June 30, 2009, our product development focus was primarily on the Armadillo System, a rugged military tablet/docking system, which was completed in June 2009. In addition to the Armadillo System, the prior year period major development activities included the next generation of our iX104 rugged tablet, C4, which we introduced to the market in September 2008 and a rugged, mobile notebook PC.  A substantial portion of our expenses for the three months ended June 30, 2008, $1,548,000, was for non-recurring engineering costs that were non-headcount related expenses such as costs attributable to the development of a rugged, mobile notebook PC, a one-time charge of $1,020,000 related to design changes for the notebook and an increase in depreciation expense of $279,000 principally related to development test chambers and other testing equipment. Headcount related costs accounted for $398,000 of the decrease in expenses and are attributable to a decrease in engineering staff associated with fewer development projects.

General Administration Expenses.  General administration expenses for the three months ended June 30, 2009 were $755,000 compared to $1,508,000 for the three months ended June 30, 2008, a decrease of $753,000.  Implementation of our cost reduction initiatives account for $316,000 of the decrease and primarily consisted of lower headcount related costs of $162,000, a reduction in the upgrades and training related to our information systems of $76,000 and a reduction in investor relations costs of $67,000 as the prior year included the costs of a June 2008 investor meeting in New York.  Decline in our legal expense of $260,000 also contributed to the overall decline in general administration expense.  The prior year legal expense was higher as it included professional fees associated with our litigation defense of two matters, a dispute with a value added reseller relating to their servicing of products from 2001 to 2004 which was settled in December 2008 and a patent infringement claim settled in April 2009.  In April 2009, we entered into a settlement agreement with the plaintiffs in exchange for a $16,000 cash payment and 2,000,000 shares of our Series C Preferred Stock.  The cash payment and the fair market value of the issued shares were recorded as general administration expense for the year ended March 31, 2009.   The other contributing factor to the total decline in general administration expense was a decrease in our allowance for doubtful accounts of $177,000.   The prior year period included higher provisions for doubtful international receivables.  At that time, we accordingly modified our credit practices and terms and have experienced more favorable collections as evidenced by the collection of all our fiscal year 2009 revenue of $22,627,000 except for less than $60,000.

For the three months ended June 30, 2009 and 2008, the recorded employee stock-based compensation expense was $307,000 and $347,000, respectively. The decline in expense of $40,000 was principally due to the reduction in our headcount associated with the cost reduction initiatives, as well as, lower Black-Scholes valuations of recent stock awards arising from declines in the market value of our common stock.  These declines are slightly offset by increases in expense for options granted during the three months ended June 30, 2009 and the value of restricted share grants of $50,000 associated with salary reductions effective April 1, 2009.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended June 30, 2009 and 2008 were $172,000 and $413,000, respectively.   The prior year period expense includes $260,000 related to product testing equipment used for the development of the rugged, mobile notebook PC which was expensed on an accelerated basis and accounts for the decline in expense in the current period.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was $441,000 compared to $37,000 for the three months ended June 30, 2008. The majority of the increase of $404,000 consists of non-cash interest expense of $339,000 for the three months ended June 30, 2009, of which approximately $214,000 represents the amortization of the values assigned to warrants issued with the promissory notes or letter of credit and approximately $125,000 was interest on the promissory notes that was paid with the issuance of 518,343 shares of common stock in July 2009.  Also contributing to the interest expense increase was the amortization of deferred financing costs of $49 related to the bank and promissory note financings.  The remainder of the increase of approximately $15,000 primarily resulted from an increase in the average outstanding balance under our working capital facility.   There was no non-

cash interest expense for the three months ended June 30, 2008.

Other Expenses.  Other expenses for the three months ended June 30, 2009 were $23,000 compared to $27,000 for the three months ended June 30, 2008.

Net Loss.  The net loss for the three months ended June 30, 2009 was $1,321,000 ($0.01 per common share) as compared to a net loss of $4,103,000 ($0.06 per common share) for the three months ended June 30, 2008. The decrease in the net loss for the three months ended June 30, 2009 of $2,782,000 was primarily due to the cost reduction initiatives which resulted in a reduction of approximately $3,307,000 of operating expenses offset by an increase in interest expense of $404,000 and a decline in gross profit of $125,000.

Net Loss Attributable to Common Shareholders.  Net loss attributable to common shareholders for the three months ended June 30, 2009 was $1,732,000 compared to $4,506,000 for the three months ended June 30, 2008. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended June 30, 2009 and 2008 were $411,000 and $403,000, respectively.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2010. As at June 30, 2009, our working capital was $2,387,000 and our cash and cash equivalents were $1,061,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $100 million.

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

From March 30, 2009 through July 13, 2009, we amended our revolving credit facility six times to extend the maturity date of our borrowings under that facility until August 14, 2009.  We also reduced the maximum borrowings under our credit line from $8 million to $4 million, excluded inventory from our borrowing base and arranged for our lender to provide us with up to $1 million of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by a commercial bank for the account of Philip Sassower, our Chairman and Chief Executive Officer, and his wife Susan Sassower.  During this time period, the interest rate under our facility increased from the bank’s “prime rate” plus 2.25% to the greater of 6.25% or 2.25% above the bank’s “prime rate”.  The minimum tangible net worth covenant under the credit facility was also increased to $1,575,000 and such minimum amount will increase quarterly by fifty percent of net income and/or fifty percent of issuances of equity or subordinated debt.

On August 13, 2009, we entered into a non-binding term sheet with our existing lender to modify the existing loan and security agreement.  Under the proposed terms of the new agreement, we will finance certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000,000.  Borrowings will bear interest at the bank’s prime rate plus 3.42% per annum.  The interest rate may increase by approximately 0.72% if our monthly quick ratio is less than half percent. We will be obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The new agreement will have a maturity date of February 5, 2010 which will be extended to March 31, 2010 if the expiration date of the letter of credit is extended to April 30, 2010 (or later) by no later than December 31, 2009.  The Supporting Letter of Credit Applicants have agreed to provide us with the extension of the expiration date of the letter of credit.  The new agreement also has a commitment fee of $17,500 and is subject to a minimum monthly interest fee of $4,000.  Borrowings will be secured by all of our assets and intellectual property.

On August 13, 2009, we extended the maturity date of borrowings under our revolving credit facility to September 15, 2009.  We expect to enter into a new credit facility with our lender on or prior to September 15, 2009.

As of August 3, 2009, there were $2,394,000 borrowings outstanding under our amended credit facility.

We believe that cash flow from operations, together with borrowings from our credit facility (including any refinancing thereof) and, if necessary, financial support from an affiliate of Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2010. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(88)	$(1,190)
Net cash used in investing activities	(40)	(79)
Net cash provided by financing activities	395	686
Cash and cash equivalents	1,061	150

Our operating activities used $88,000 of net cash for the three months ended June 30, 2009 as compared to $1,190,000 of net cash used in operating activities for the three months ended June 30, 2008, a favorable decline of approximately 93%.  The decrease in net cash used in our operations reflects our actions to significantly reduce our operating expenses and cash burn to a level commensurate with our anticipated revenue with the objective of being self funded.  Our net loss decreased by $2,782,000 based primarily on our reduction of operating expenses. The net loss excluding items not affecting cash was substantially reduced from $3,385,000 for the three months ended June 30, 2008 to $478,000 for the three months ended June 30, 2009.  Further, our continued focus on effective asset management resulted in a favorable reduction in the net cash used in operating activities of $390,000 for the three months ended June 30, 2009.  Key asset management actions included the reduction of our inventory, which on a year over year basis, decreased from $3,629,000 at June 30, 2008 to $2,945,000 at June 30, 2009, as well as, emphasis on timely collections of receivables in the current difficult credit market.  In fiscal year 2008, we experienced an increase in accounts receivable collection issues, principally in our international markets.  In the beginning of fiscal 2009, we accordingly modified our credit practices and terms and experienced more favorable collections as evidenced by the collection of all our fiscal year 2009 revenue of $22,627,000 with the exception of less than $60,000, of which management believes we will collect the majority.  We will continue to evaluate and implement cost reduction opportunities, as well as, asset management actions in order to become self funding.

Net cash used in investment activities consists of additions to fixed assets, primarily demonstration units and testing equipment.

Our financing activities provided $395,000 of net cash for the three months ended June 30, 2009 as compared to $686,000 of net cash provided by financing activities for the three months ended June 30, 2008.  Net cash provided by financing activities for the three months ended June 30, 2009 consisted of net borrowings of $279,000 from our credit facility with a commercial bank and net proceeds from the issuance of promissory notes and equity of $116,000.  For the three months ended June 30, 2008, net cash provided by financing activities was from net proceeds of $618,000 from the credit facility and $68 of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)                               Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)                                Changes in internal control over financial reporting.

During the three months ended June 30, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended March 31, 2009 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2009.

Risks Relating to our Business

In the three months ended June 30, 2009, we had one customer that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may fluctuate and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. In the three months ended June 30, 2009, one customer accounted for more than 10% of our total revenue. A customer located in the United States accounted for approximately 26% of our total revenue for the three months ended June 30, 2009. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may fluctuate and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On May 27, 2009 and June 15, 2009, we issued secured subordinated promissory notes in the aggregate principal amount of $120,000 and issued warrants to purchase up to 1,200,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers.  The issuance of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering.

During the three months ended June 30, 2009, we issued a total of 150,000 shares of common stock to Martin Janis & Company, Inc. in return for approximately $27,000 of investor relations services provided to us from April 15, 2009 to July 14, 2009. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 15, 2009	50,000	$0.175
May 15, 2009	50,000	$0.175
June 15, 2009	50,000	$0.175

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

XPLORE TECHNOLOGIES CORP.

Dated: August 14, 2009	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)