Form 10-Q
period 2009-09-30
XPLORE TECHNOLOGIES CORP
filed 2009-11-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, the registrant had 112,844,619 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$455	$794
Accounts receivable, net	2,043	2,898
Inventory	3,785	3,351
Prepaid expenses and other current assets	831	910
Total current assets	7,114	7,953
Fixed assets, net	184	392
Deferred charges	659	243
	$7,957	$8,588
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank indebtedness	$2,069	$2,052
Accounts payable and accrued liabilities	4,494	4,535
Total current liabilities	6,563	6,587
Promissory notes	3,586	2,934
	10,149	9,521

Commitments and contingencies

SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,382 and 8,706, respectively	8	9
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,184 and 15,274 respectively	17	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 110,789 and 95,502, respectively	111	96
Additional paid-in capital	115,942	113,271
Accumulated deficit	(118,333)	(114,387)
	(2,192)	(993)
	$7,957	$8,588

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$5,248	$8,107	$10,242	$12,558
Cost of revenue	3,919	6,225	7,613	9,251
Gross profit	1,329	1,882	2,629	3,307

Expenses:
Sales, marketing and support	595	1,318	1,160	2,465
Product research, development and engineering	867	1,762	1,704	4,571
General administration	963	1,078	1,718	2,586
	2,425	4,158	4,582	9,622
Loss from operations	(1,096)	(2,276)	(1,953)	(6,315)

Other expenses:
Interest expense	(677)	(69)	(1,118)	(106)
Other	(26)	(27)	(49)	(54)
	(703)	(96)	(1,167)	(160)
Net loss	$(1,799)	$(2,372)	$(3,120)	$(6,475)
Dividends attributable to Preferred Stock	(413)	(409)	(824)	(812)
Net loss attributable to common shareholders	(2,212)	(2,781)	(3,944)	(7,287)
Loss per common share	(0.02)	(0.03)	(0.03)	(0.09)
Dividends attributable to Preferred Stock	(0.00)	(0.01)	(0.01)	(0.01)
Loss per share attributable to common shareholders, basic and fully diluted	$(0.02)	$(0.04)	$(0.04)	$(0.10)
Weighted average number of common shares outstanding, basic and fully diluted	106,310,347	72,171,066	102,587,642	71,363,961

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(1,799)	$(2,372)	$(3,120)	$(6,475)
Items not affecting cash:
Depreciation and amortization	135	150	307	563
Allowance for doubtful accounts	(46)	410	36	315
Amortization of deferred financing costs	354	—	568
Stock-based compensation expense	254	267	561	614
Equity instruments issued in exchange for services	56	32	124	85

Changes in operating assets and liabilities:
Accounts receivable	877	(1,019)	819	992
Inventory	(840)	(135)	(434)	(356)
Prepaid expenses and other current assets	415	362	78	514
Accounts payable and accrued liabilities	(52)	918	327	1,171
Net cash used in operating activities	(646)	(1,387)	(734)	(2,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(59)	(72)	(99)	(151)
Net cash used in investing activities	(59)	(72)	(99)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	6,811	8,550	13,167	13,850
Repayment of bank indebtedness	(7,073)	(7,718)	(13,150)	(12,400)
Net proceeds from issuance of promissory note	315	898	417	898
Net proceeds from issuance of Series C Preferred Stock	46	—	60	—
Proceeds from exercise of stock options	—	—	—	68
Net cash provided by financing activities	99	1,730	494	2,416

CHANGE IN CASH AND CASH EQUIVALENTS	(606)	271	(339)	(312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,061	150	794	733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$455	$421	$455	$421

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$105	$58	$163	$79
Payments for income taxes	$—	$—	$—	$—
Preferred Stock dividends issued in the form of Common Shares	$408	$402	$813	$804
Settlement of liability in exchange for Preferred Stock	$—	$—	$170	$—
Payments for interest satisfied with the issuance of Common Shares	$129	$—	$210	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

b)        Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles — Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, the Company adopted ASC No. 350-30, and its adoption did not have a material impact on its consolidated financial statements

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of ASC No. 810 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements.

The Company has evaluated subsequent events through November 10, 2009.

3. INVENTORY

	September 30, 2009	March 31, 2009
Finished goods	$2,641	$2,526
Computer components	1,144	825
Total inventory	$3,785	$3,351

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets were $729 and $743 at September 30, 2009 and March 31, 2009, respectively.

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation:

	September 30, 2009	September 30, 2008
Series A Preferred Shares	62,873,781	63,178,777
Series B Preferred Shares	8,382,041	9,341,454
Series C Preferred Shares	17,184,000	15,274,000
Warrants	62,276,440	15,991,326
Options	18,197,253	15,279,667
	168,913,515	119,065,224

5. SHORT-TERM BANK INDEBTEDNESS

On September 15, 2005, the Company entered into a two-year loan and security agreement with a commercial bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at the bank’s prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment was received or the date the financed receivable became ineligible or 90 days past due. The Company is committed to pay a fee equal to 0.25% of the unused portion of the credit facility.

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

In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the “Letter of Credit Agreement”), with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.  The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants is subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interests of the holders of the Company’s secured promissory notes. Upon an event of default, the Supporting Letter of Credit Applicants may exercise all remedies permitted by the letter of credit agreement or at law or in equity, subject to a subordination agreement with the bank.  In consideration for the promissory noteholders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share.  The warrants to the Supporting Letter of Credit Applicants and the promissory noteholders will expire in May 2012.  See Note 12.

The warrants issued to the Supporting Letter of Credit Applicants and the promissory noteholders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital.  The discounts are amortized over the term of the letter of credit.  During the three and six months ended September 30, 2009, $198 and $264 was recognized respectively as interest expense.

On June 29, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date to July 14, 2009.   On July 13, 2009, the maturity date was further amended to August 14, 2009 and the credit limit was reduced to $4,000.  On August 13, 2009, the maturity date of borrowings under the existing agreement was extended to September 15, 2009.

On September 15, 2009, the Company entered into a new agreement with the commercial bank to replace the existing loan and security agreement.  Under the terms of the new agreement, the Company can finance certain eligible U.S. and Canadian accounts receivable up to a maximum $4,000.  Borrowings bear interest at the bank’s prime rate plus 3.42% per annum.  The interest rate may increase by approximately 0.72% if the Company’s monthly quick ratio (i.e., cash plus eligible accounts to current liabilities less $1.0 million) is less than a half percent. The Company is obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The maturity date of the new agreement maturity is February 5, 2010.  The new agreement is subject to a minimum monthly interest fee of $4.

Borrowings are secured by all assets and intellectual property of the Company. Pursuant to the terms of various subordination agreements between the commercial bank, the commercial bank has a first priority security interest in all of the assets of the Company.  As of September 30, 2009, there was $2,069 in borrowings outstanding under the new credit facility.

6. PROMISSORY NOTES

	Balance		Value		Accretion	Balance
Promissory Note	March 31,	New	Assigned		of Non-Cash	Sept. 30,
Issuance Date	2009	Issuances	to Warrants	Payments	Interest	2009
September 5, 2008	$796	$—	$—	$—	$58	$854
October 21, 2008	1,539	—	—	—	132	1,671
February 27, 2009	348	—	—	—	59	407
March 5, 2009	63	—	—	—	11	74
March 11, 2009	188	—	—	—	32	220
May 26, 2009	—	100	(42)	—	9	67
June 15, 2009	—	20	(10)	—	2	12
July 1, 2009	—	15	(6)	—	1	10
September 30, 2009	—	300	(29)	—	—	271
	$2,934	$435	$(87)	$—	$304	$3,586

On September 5, 2008, the Company and its wholly owned subsidiary, together with the Company, referred to as the “Borrowers”, issued to Phoenix a secured subordinated promissory note in the principal amount of $1,000 and warrants to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27 per share. The principal amount was subsequently reduced to $940.  The secured subordinated promissory note was due and payable in full on August 5, 2009.  Interest on the note is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes is increased by approximately 2.5%.

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

On July 1, 2009, the Borrowers issued a secured subordinated promissory note in the aggregate principal amount of $15 and issued a warrant to purchase up to 150,000 shares of common stock of the Company at an exercise price of $0.10 per share.  The secured promissory note is due and payable in December 31, 2010.

On September 30, 2009, the Borrowers issued a secured subordinated demand note in the aggregate principal amount of $300 and issued a warrant to purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $0.10 per share.  The secured demand note is subordinated to the indebtedness of the Company’s senior lender.

The secured subordinated promissory notes and secured demand note bear interest at the rate of 10% per annum.  Interest on the secured subordinated promissory notes is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  Interest on the secured demand note is payable upon the demand for the unpaid balance of the secured demand note.  Interest expense for the three and six months ended September 30, 2009 were approximately $129 and $254, respectively.  Payment was rendered with the issuance of 1,828,407 and 518,343 shares of common stock in October 2009 and July 2009, respectively. The notes are secured by the assets of the Borrowers and the right of repayment of principal and interest on the notes and the security interest granted by the Borrowers to the holders of the notes is subordinated to the rights and security interests of the Company’s senior lender and the Supporting Letter of Credit Applicants.

The warrants issued to Phoenix and the promissory note purchasers expire on February 27, 2012.  The warrants may be exercised in whole or in part at any time prior to February 27, 2012.   The warrant issued to the secured demand note holder expires on September 30, 2012.  The warrant may be exercised in whole or in part at any time prior to September 30, 2012.

The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 104% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $1,679 assigned to the warrants issued to the promissory noteholders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modification of the September 5, 2008 and October 21, 2008 warrants resulted in a recalculation of fair value which is reflected in the value of $1,679.  The discounts are amortized over the term of the promissory notes.  During the three and six months ended September 30, 2009, $156 and $304, respectively, was recognized as interest expense.

7. SHARE CAPITAL

The Company is authorized to issue 410,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, $.001 par value, and 110,000,000 shares of preferred stock, $.001 par value.

From May to July 2009, the Company raised $150 in private placements through the issuance of common stock, secured promissory notes and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

On September 30, 2009, the Company raised $300 in a private placement through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

For the three and six months ended September 30, 2009, there were dividends of $240 and $541 respectively, for the Series A Preferred Stock, $36 and $73 respectively, for the Series B Preferred Stock and $108 and $211 respectively for the Series C Preferred Stock. For the three and six months ended September 30, 2008, there were dividends of $270 and $541 respectively, for the Series A Preferred Stock, $41 and $82 respectively, for the Series B Preferred Stock and $97 and $193 respectively for the Series C Preferred Stock.  As of September 30, 2009 and 2008, there were accrued and unpaid dividends of $88 and $89 respectively, for the Series A Preferred Stock, $12 and $14 respectively for the Series B Preferred Stock and $35 and $32 respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock were $21,377, $2,850 and $8,602, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and a liquidation.  During the three months ended September 30, 2009, 304,996, 324,118 and 40,000 shares of Series A

Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, were exchanged for an equal number of shares of common stock.

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 subject to shareholder approval (the “ESPP”).  The initial offering period is from January 1, 2009 to March 31, 2010. The Company will issue shares quarterly to participants at a price of $0.096 per share during the initial offering period.  On September 14, 2009, the Company issued 479,395 shares of common stock for the six months ended June 30, 2009 and on October 1, 2009, the Company issued 156,919 shares of common stock for the three months ended September 30, 2009.

Warrants outstanding

There were warrants to purchase an aggregate of 62,276,440 shares of common stock outstanding at September 30, 2009 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
886,440/886,440	$0.50	September 21, 2010
2,500,000/500,000	$0.45	August 8, 2010
45,050,000/45,050,000	$0.10	September 5, 2011
5,000,000/5,000,000	$0.10	May 29, 2012
3,750,000/3,750,000	$0.13	January 30, 2013
3,000,000/1,500,000	$0.15	June 10, 2014
4,090,000/4,090,000	$0.10	July 27, 2012
1,500,000/1,500,000	$0.10	September 30, 2012

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

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective retroactive to June 10, 2009, subject to shareholder approval.

The maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan is not to exceed 30,900,000. The options under the plan generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the six months ended September 30, 2009 is as follows:

	Six months ended September 30, 2009
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2009	11,562,667	$0.43
Granted	7,415,586	$0.12
Exercised	—	$—
Forfeited	(781,000)	$0.64
Outstanding at end of period	18,197,253	$0.32

At September 30, 2009, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at September 30, 2009 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.09—0.13	5,461,617	4.6	—	—
$0.14—0.38	3,569,969	3.6	2,092,667	2.9
$0.39—0.49	5,224,335	2.4	4,301,002	2,1
$0.50—0.56	3,347,998	2,4	1,768,556	1.7
$0.57—0.87	593,334	0.7	593,334	0.7
	18,197,253	3.2	8,755,559	2.1

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 6,945,003 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

During the three months ended September 30, 2009, a grant in the amount of 100,000 shares of common stock was issued to a non-executive employee of the Company at exercise prices of $0.10 per share. The fair value of this grant to be recognized as future stock compensation expense is $26.

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

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2010 and 2009 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 121% and 106%, respectively, and no dividends for both years. The Company recorded compensation cost of $254 and $267 for the three months ended September 30, 2009 and 2008, respectively, and $561 and $614 for the six months ended September 30, 2009 and 2008, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2009 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2009 was $931 to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

On June 10, 2009, the Company’s board of directors approved the issuance to SG Phoenix LLC, an affiliate, of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant was fully vested on the date of issuance, for services rendered for the year ended March 31, 2009 and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which warrant will fully vest on March 31, 2010, for services to be rendered for the year ending March 31, 2010.  The fair value of each warrant was approximately $160 and was recorded in general administration expense.  A charge of approximately $160 was recorded in the fourth quarter of the year ended March 31, 2009 and charges of $41 and $82 were recorded for the three and six months ended September 30, 2009, respectively.

On September 30, 2009, the Company raised $300 in a private placement with JAG Multi Investments LLC through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and expire on September 30, 2012.

At September 30, 2009, outstanding promissory notes to Phoenix were $2,675.  For the three and six months ended September 30, 2009, interest expense of $74 and $151, respectively, was recognized and paid through the issuance of 1,070,019 and 310,132, respectively shares of the Company’s common stock on July 1, 2009 and October 1, 2009, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States accounted for approximately 83% of the Company’s total revenue for the three months ended September 30, 2009.  The United States accounted for approximately 77% of the Company’s total revenue for the six months ended September 30, 2009.  The United States of America, Canada and Germany accounted for 39%, 38% and 12%, respectively, of the Company’s total revenue for the three months ended September 30, 2008.  The United States of America and Canada were the only countries to account for more than 10% of the Company’s total revenue with 44% and 26%, respectively, for the six months ended September 30, 2008.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue by country:
United States of America	$4,359	$3,132	$7,916	$5,504
Canada	234	3,077	535	3,325
Germany	21	970	219	1,218
Other	634	928	1,572	2,511
	$5,248	$8,107	$10,242	$12,558

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and six months ended September 30, 2009, the Company had two customers located in the United States who accounted for more than 10% of total revenue.  For the three months ended September 30, 2008, the Company had three customers who each accounted for more than 10% of total revenue.  The customers were located in Canada, United States of America, and Germany.  For the six months ended September 30, 2008, the Company had one customer in Canada and one customer in the United States of America who each accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2009	$5.2	2	48%
September 30, 2008	$8.1	3	56%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2009	$10.2	2	37%
September 30, 2008	$12.6	2	31%

At September 30, 2009, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2009	$2.0	1	25%

The Company relies on a single supplier for the majority of its finished goods. At September 30, 2009 and 2008, the Company owed this supplier $972 and $2,146, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the six months ended September 30, 2009 and 2008.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)                                    Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2010	$95
2011	194
2012	228
2013	236
2014	240
$993

b)                                     Purchase commitment

At September 30, 2009, the Company had purchase obligations in fiscal 2010 of approximately $2,762 related to inventory and product development items.

c)                                      Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.  SUBSEQUENT EVENTS

a)                                    Private Placements

On September 30, 2009, the Company raised $300 in a private placement with JAG Multi Investments LLC through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and expire on September 30, 2012.

On October 13, 2009, the Company raised $170 in a private placement with Philip Sassower, the Company’s Chairman and Chief Executive Officer, through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and expire on October 13, 2012.

On November 5, 2009, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company could issue up to $3,300 of senior secured subordinated promissory notes (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 33,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  Pursuant to the Note Purchase Agreement, the Company issued Senior Notes in the aggregate principal amount of $3,210 and Warrants to purchase 32,100,000 shares of the Company’s common stock in two separate closings on November 5, 2009 and November 9, 2009.  The Senior Notes are due and payable in full on December 31, 2011 and bear interest at the rate of 10% per annum.  Interest on the Senior Notes may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  The Senior Notes are secured by all of the assets of the Company.  The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of the Company’s senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under the Company’s note purchase agreement, dated September 5, 2008, as amended, and note purchase agreement, dated as of February 27, 2009, as amended.  The warrants issued to the note purchasers are exercisable beginning on January 15, 2010 and will expire on January 14, 2013.

Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, purchased $1,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830 in cash and the conversion of the Sassower Demand Note.

In addition, on November 5, 2009, the Company and a majority-in-interest of the purchasers under the Fall 2008 note purchase agreement and Spring 2009 note purchase agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under the note purchase agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of the Company’s common stock issued in connection with such notes from February 27, 2012 to January 14, 2013.

The Company used a portion of the net proceeds from the private placement to repay $931 in indebtedness to the Company’s senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company’s ability to borrow $1,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings.

In addition, on November 5, 2009, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants.  In addition, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 warrants to 50,000 warrants.  On November 5, 2009, JAG Multi Investments LLC also reduced the total number of warrants issued to it in connection a secured demand note in the principal amount of $300,000 issued to it on September 30, 2009 from 1,500,000 warrants to 150,000 warrants.

b)                                     Stockholder Approval of Employee Stock Purchase Plan

On November 4, 2009, the Company’s stockholders approved the ESPP pursuant to a consent solicitation in lieu of a special meeting of stockholders.

c)             Amendment of 2009 Stock Incentive Plan

On November 10, 2009, the Board of Directors approved an increase in the total number of shares of common stock issuable under the 2009 Stock Plan to 25,100,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have been developing new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC which requires further design modifications. While we continued to work on our rugged notebook, its development has been suspended and currently ceased to reduce costs during this period of economic malaise and to devote our resources to our established iX104 family of Tablet PCs.

We are dependent upon the market acceptance of our next generation of the iX104™ Tablet PC system. We believe the markets initial response to our next generation of the iX104 has been favorable.  However, current global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business.  During the three months ended December 31, 2008, we took cost reduction actions in response to market conditions.  We reduced our headcount by approximately 43% during that quarter, and the impact of the headcount reduction began to be realized in the first calendar quarter of 2009.  In early April 2009, we further reduced our headcount by approximately 17% and our current number of employees is 38.  In addition, we have reduced our development spending and it is generally limited to products we expect to introduce to the market in 2010.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  Our operating expenses for the three and six months ended September 30, 2009 declined by approximately 42% and 52%, respectively, when compared to the three and six months ended September 30, 2008.  The net cash used by our operating activities for the three and six months ended September 30, 2009 declined by approximately 53% and 72%, respectively, from the net cash used by operating activities for the three and six months ended September 30, 2008.  We believe we have positioned our operating expense structure to enable us to become self funding in the future.  Further, we continue to evaluate all other operating costs with a view to further reduce our operating expenses.

Management believes that if we can successfully penetrate the military markets with the Armadillo System we should expect to increase our revenues for fiscal 2010 as compared to fiscal 2009.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2009. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles — Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, we adopted ASC No. 350-30, and its adoption did not have a material impact on our consolidated financial statements

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect the adoption of ASC No. 810 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, we adopted the FASB Codification and its adoption did not have a material impact on our consolidated financial statements.

We have evaluated subsequent events through November 10, 2009, the date that these financial statements were issued.

Three and Six Months Ended September 30, 2009 vs. Three and Six Months Ended September 30, 2008

Revenue.  Total revenues for the three months ended September 30, 2009 were $5,248,000 as compared to $8,107,000 for the three months ended September 30, 2008, a decrease of $2,859,000, or approximately 35%. Total revenues for the six months ended September, 2009 were $10,242,000 as compared to $12,558,000 for the six months ended September 30, 2008, a decrease of $2,316,000, or approximately 18%.  The decreases in revenue were attributable to a decrease in unit sales of approximately 56% and 29% for the three and six months ended September 30, 2009, respectively, as compared to the three and six months ended September 30, 2008.  The declines were attributable to the impact of current market conditions.  At September 30, 2009, we had approximately $910,000 in deferred revenue for shipments to end-users for which revenue recognition attributes have not been completed.  There was $205,000 in deferred revenue at September 30, 2008.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales. For the three and six months ended September 30, 2009, we had two customers located in the United States who accounted for approximately 48% and 37%, respectively, of our total revenue.  For the three months ended September 30, 2008, three customers accounted for more than 56% of our total revenue and for the six months ended September 30, 2008 two customers accounted for more than 31%, of our total revenue.  At September 30, 2009, there was one customer with a receivable balance that was approximately 25% of the outstanding receivables. At September 30, 2008, there were two customers with receivable balances that were greater than 10% of the outstanding receivables.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States accounted for approximately 83% of our total revenue for the three months ended September 30, 2009 and there was no other country which accounted for more than 10% of our total revenue for the three and six months ended September 30, 2009.  The United States of America, Canada and Germany accounted for 39%, 38% and 12%, respectively, of our total revenue for the three months ended September 30, 2008.  The United States of America and Canada were the only countries to account for more than 10% of our total revenue with 44% and 26%, respectively, for the six months ended September 30, 2008.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2009 was $3,919,000 compared to $6,225,000 for the three months ended September 30, 2008, a decrease of $2,306,000 or approximately 37%.  The decrease was primarily due to the decrease in revenue of approximately 35%.  Total cost of revenue for the six months ended September 30, 2009 was $7,613,000 compared to $9,251,000 for the six months ended September 30, 2008, a decrease of $1,638,000 or approximately 18% and consistent with the decline in revenue.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at September 30, 2009 and 2008 were $2,981,000 and $5,367,000, respectively. At September 30, 2009 and 2008, we owed this supplier $972,000 and $2,146,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $553,000 to $1,329,000 (25.3% of revenue) for the three months ended September 30, 2009 from $1,882,000 (23.2% of revenue) for the three months ended September 30, 2008.   This decrease in gross profit was primarily due to the decline in revenue.  Our reserve for obsolete components associated with end of life products for the three months ended September 30, 2008 was approximately 2.1% higher than for the three months ended September 30, 2009 which accounts for the majority of the increase in the gross profit percentage. Total gross profit decreased by $678,000 to $2,629,000 (25.7% of revenue) for the six months ended September 30, 2009 from $3,307,000 (26.3% of revenue) for the six months ended September 30, 2008. The decrease in gross profit was due to reduction in revenue and the decrease in the gross profit as a percent of revenue was principally due to lower pricing of our end of life products

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2009 were $595,000 compared to $1,318,000 for the three months ended September 30, 2008. The $723,000 reduction, primarily in response to the current market and economic conditions, consisted primarily of declines in headcount related costs due to staff reductions of $377,000, marketing expenses of $244,000, including trade show participation, print and web-based media, and travel and entertainment expenses of $108,000.  Sales, marketing and support expenses for the six months ended September 30, 2009 were $1,160,000 compared to $2,465,000 for the three months ended September 30, 2008.  The $1,305,000 reduction consists primarily of declines in headcount related costs of $666,000, lower marketing expenses of $482,000, and reduced travel and entertainment expenses of $156,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2009 were $867,000, a decrease of $895,000 or approximately 51% of the $1,762,000 for the three months ended September 30, 2008.  Product research, development and engineering expenses for the six months ended September 30, 2009 were $1,704,000 compared to $4,751,000 for the six months ended September 30, 2008, a decrease of $3,047,000.  Fewer new major product development activities in the current periods as compared to the prior year periods account for the reductions in product development expenses.  During the three and six months ended September 30, 2009, our product development focus was predominantly on the Armadillo System, a rugged military tablet/docking system which is now completed, with limited efforts on a rugged mobile notebook PC.  In the prior year period, major development activities included the Armadillo System, as well as, the next generation of our iX104 rugged tablet, C4, which we introduced to the market in September 2008, and a rugged, mobile notebook PC.  The expense reductions primarily consist of declines in headcount related costs of $515,000 and $913,000 for the three and six months ended September 30, 2009, respectively, attributable to a decrease in engineering staff associated with fewer development projects and reductions in non-recurring engineering costs that were non-headcount related expenses of $328,000 and $1,876,000 for the three and six months ended September 30, 2009, respectively.  A substantial portion of our expenses for the six months ended September 30, 2008, were costs attributable to the development of a rugged, mobile notebook PC, and included a one-time charge of $1,020,000 related to design changes for the notebook and increases in depreciation expense of $27,000 and $306,000 for the three and six month ended September 30, 2008, respectively, principally related to development test chambers and other testing equipment.

General Administration Expenses.  General administration expenses for the three months ended September 30, 2009 were $963,000 compared to $1,078,000 for the three months ended September 30, 2008, a decrease of $115,000.  The decrease principally consisted of lower headcount related costs of $143,000, a reduction in the upgrades and training related to our information systems of $100,000 and reductions in various corporate related expenses, including travel and office expenses, of $73,000 arising from our cost reduction efforts.  The decrease in general administration expenses for the three months ended September 30, 2009 were offset by a net increase in the allowance for doubtful accounts of $127,000 attributable to favorable collections in the prior year period and an increase in professional fees and costs associated with our public company filings of $77,000 due to the timing of the filing of our annual report.  General administration expenses for the six months ended September 30, 2009 were $1,718,000 compared to $2,586,000 for the six months ended September 30, 2008, a decrease of $868,000. The decrease was primarily attributable to our cost reduction initiatives, including a decline in headcount related costs due to staff reductions of $305,000, a decrease in the upgrades and training related to our information systems of $176,000, reductions in various corporate related expenses, including travel and office expenses, of $179,000 and a reduction in legal fees of $183,000 as the prior year period included costs of litigation defense for matters settled in fiscal 2009.

For the three months ended September 30, 2009 and 2008, the recorded employee stock-based compensation expense was $254,000 and $267,000, respectively. For the six months ended September 30, 2009 and 2008, the recorded employee stock-based compensation expense was $561,000 and $614,000, respectively. The declines in expense of $13,000 and $53,000 for the three and six months, respectively, were principally due to the reduction in our headcount associated with the cost reduction initiatives, as well as, lower Black-Scholes valuations of recent stock awards arising from declines in the market value of our common stock.  These declines are slightly offset by increases in expense for options granted during the three and six months ended September 30, 2009 and the quarterly value of restricted share grants of $50,000 associated with salary reductions effective April 1, 2009.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2009 and 2008 were $135,000 and $150,000, respectively.  Depreciation and amortization expenses for the six months ended September 30, 2009 and 2008 were $307,000 and $563,000, respectively.    Depreciation and amortization expenses for the six months ended September 30, 2008, included $260,000 related to product testing equipment used for the development of the rugged, mobile notebook PC which was expensed on an accelerated basis.

Interest Expense.  Interest expense for the three months ended September 30, 2009 was $677,000 compared to $69,000 for the three months ended September 30, 2008, an increase of $608,000. Interest expense for the six months ended September 30, 2009 was $1,118,000 compared to $106,000 for the six months ended September 30, 2008, an increase of $1,012,000. The issuance of $4,090,000 of secured promissory notes at various dates beginning on September 5, 2008 through July 15, 2009 accounted for the majority of the increases in interest expense for the three and six month periods ended September 30, 2009. The increases in interest expense for the three and six months ended September 30, 2009 were attributable to non-cash interest expense of $488,000 and $827,000, respectively, of which approximately $354,000 and $568,000, respectively, represented the amortization of the values assigned to warrants issued with the promissory notes and the standby letter of credit and approximately $134,000 and $259,000, respectively, of interest on the promissory notes that was paid with the issuance of 518,343 shares of common stock in July 2009 and 1,828,407 shares of common stock in October 2009.  Also contributing to the interest expense increases was the amortization of deferred financing costs of $109,000 and $160,000 for the three and six months ended September 30, 2009, respectively, related to the bank and promissory note financings.  The remainder of the increases of approximately $12,000 and $27,000 for the three and six months ended September 30, 2009, respectively, primarily resulted from an increase in the average outstanding balance under our

working capital facility.   There was no non-cash interest expense for the three and six months ended September 30, 2008.

Other Expenses.  Other expenses for the three months ended September 30, 2009 were $26,000 compared to $27,000 for the three months ended September 30, 2008. Other expenses for the six months ended September 30, 2009 were $49,000 compared to $54,000 for the three months ended September 30, 2008.

Net Loss.  The net loss for the three months ended September 30, 2009 was $1,799,000 ($0.02 per common share) as compared to a net loss of $2,372,000 ($0.03 per common share) for the three months ended September 30, 2008, a decrease of $573,000. The decrease was primarily due to the cost reduction initiatives which resulted in a reduction of approximately $1,180,000 of operating expenses offset by a decrease in gross profit of $553,000 and an increase in interest expense of $608,000. The net loss for the six months ended September 30, 2009 was $3,120,000 ($0.03 per common share) as compared to a net loss of $6,475,000 ($0.09 per common share) for the six months ended September 30, 2008, a decrease of $3,355,000. The decrease was also primarily due to the cost reduction initiatives which resulted in a reduction of approximately $5,040,000 of operating expenses offset by a decrease in gross profit of $678,000 and an increase in interest expense of $1,012,000.

Net Loss Attributable to Common Shareholders.  Net loss attributable to common shareholders for the three months ended September 30, 2009 was $2,212,000 compared to $2,781,000 for the three months ended September 30, 2008. Net loss attributable to common shareholders for the six months ended September 30, 2009 was $3,944,000 compared to $7,287,000 for the six months ended September 30, 2008. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended September, 2009 and 2008 were $413,000 and $409,000, respectively. The dividends attributable to these shares for the six months ended September, 2009 and 2008 were $824,000 and $812,000, respectively

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2010. As at September 30, 2009, our working capital was $551,000 and our cash and cash equivalents were $455,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $100.4 million.

Sources of capital that are immediately available to us are a loan and security agreement with a commercial bank to finance eligible accounts receivables with a net borrowing capacity of up to $4 million depending upon eligible assets and, our principal shareholder, Phoenix.

From March 30, 2009 through July 13, 2009, we amended our revolving credit facility six times to extend the maturity date of our borrowings under that facility until August 14, 2009.  We also reduced the maximum borrowings under our credit line from $8 million to $4 million, excluded inventory from our borrowing base and arranged for our lender to provide us with up to $1 million of additional availability in excess of the borrowing base, which we refer to as non-formula loans, based on a supporting irrevocable standby letter of credit issued by a commercial bank for the account of Philip Sassower, our Chairman and Chief Executive Officer, and his wife Susan Sassower.  During this time period, the interest rate under our facility increased from the bank’s “prime rate” plus 2.25% to the greater of 6.25% or 2.25% above the bank’s “prime rate”.  The minimum tangible net worth covenant under the credit facility was also increased to $1,575,000 and such minimum amount will increase quarterly by fifty percent of net income and/or fifty percent of issuances of equity or subordinated debt.

On September 15, 2009, we entered into a new agreement with our existing senior lender to replace the existing loan and security agreement.  Under the terms of the new agreement, we finance certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000,000.  Borrowings bear interest at the bank’s prime rate plus 3.42% per annum.  The interest rate may increase by approximately 0.72% if our monthly quick ratio (i.e., cash plus eligible accounts to current liabilities less $1 million) is less than half percent. We are obligated to repay each loan advance on the earliest of the date on which the financed receivable payment is received or the date to which the financed receivable becomes ineligible or 90 days past due. The maturity date of the new agreement maturity is February 5, 2010.  The new agreement is subject to a minimum monthly interest fee of $4,000.

On September 30, 2009, we raised $300,000 in a private placement with JAG Multi Investments LLC through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of our common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and expire on September 30, 2012.

On October 13, 2009, we raised $170,000 in a private placement with Philip Sassower, the Company’s Chairman and Chief Executive Officer, through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to

1,500,000 shares of our common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and expire on October 13, 2012.

On November 5, 2009, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which we could issue up to $3,300 of senior secured subordinated promissory notes (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 33,000,000 shares of our common stock at an exercise price of $0.10 per share.  Pursuant to the Note Purchase Agreement, we issued Senior Notes in the aggregate principal amount of $3,210,000 and Warrants to purchase 32,100,000 shares of our common stock in two separate closings on November 5, 2009 and November 9, 2009.  The Senior Notes are due and payable in full on December 31, 2011 and bear interest at the rate of 10% per annum.  Interest on the Senior Notes may be paid in cash or, at our option, in shares of our common stock.  The Senior Notes are secured by all of our assets.  The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of our senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under our note purchase agreement, dated September 5, 2008, as amended, and note purchase agreement, dated as of February 27, 2009, as amended.  The warrants issued to the note purchasers are exercisable beginning on January 15, 2010 and will expire on January 14, 2013.

Philip S. Sassower, our Chairman and Chief Executive Officer, purchased $1,000,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830,000 in cash and the conversion of the Sassower Demand Note.

In addition, on November 5, 2009, we and a majority-in-interest of the purchasers under the Fall 2008 note purchase agreement and Spring 2009 note purchase agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under the note purchase agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of our common stock issued in connection with such notes from February 27, 2012 to January 14, 2013.

We used a portion of the net proceeds from the private placement to repay $931,000 in indebtedness to our senior lender under non-formula loans, and we entered into an amendment to the loan and security agreement with the senior lender to terminate our ability to borrow $1,000,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000,000 standby letter of credit used as collateral for such borrowings.

In addition, on November 5, 2009, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants.  In addition, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 warrants to 50,000 warrants.  On November 5, 2009, JAG Multi Investments LLC also reduced the total number of warrants issued to it in connection a secured demand note in the principal amount of $300,000 issued to it on September 29, 2009 from 1,500,000 warrants to 150,000 warrants.

As of November 9, 2009, there were $650,000 in borrowings outstanding under our amended credit facility after giving effect to the repayment of $931,000 in borrowings pursuant to the non-formula loans supported by the standby letter of credit.

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

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands of dollars)
Cash used in operating activities	$(646)	$(1,387)	$(734)	$(2,577)
Cash used in investing activities	(59)	(72)	(99)	(151)
Cash provided by financing activities	99	1,730	494	2,416
Cash and cash equivalents	455	421	455	421

Our operating activities used $646,000 of net cash for the three months ended September 30, 2009 as compared to $1,387,000 of net cash used in operating activities for the three months ended September, 30, 2008, a favorable decline of $741,000 or approximately 53%.  The decrease in net cash used in our operations reflects our actions to significantly reduce our operating expenses and cash burn to a level commensurate with our anticipated revenue with the objective of becoming self funded.  The decrease was principally due to a decline in our net loss of $573,000 due primarily to our reduction of operating expenses combined with a favorable timing of accounts receivable collections. Our operating activities used $734,000 of net cash for the six months ended September 30, 2009 as compared to $2,577,000 of net cash used in operating activities for the six months ended September, 30, 2008, a favorable decline of $1,843,000 or approximately 72%.  This decrease was also principally due to a decline in our net loss of $3,355,000 offset by benefits in the prior year due to the more favorable timing of vendor payments of $844,000, prepayments of $436,000 and receivables collection of $173,000.

Net cash used in investment activities consists of additions to fixed assets, primarily demonstration units.

Our financing activities provided $99,000 of net cash for the three months ended September 30, 2009 as compared to $1,730,000 of net cash provided by financing activities for the three months ended September 30, 2008.  For the six months ended September 30, 2009 our financing activities provided $494,000 compared to $2,416,000 for the six months ended September 30, 2008.  Net cash provided by financing activities for the three months ended September 30, 2009 consisted of net proceeds from the issuance of promissory notes and equity of $361,000 less net repayment of $272,000 of our working capital credit facility.  For the six months ended September 30, 2009, net proceeds from the issuance of promissory notes and equity of $477,000 and net borrowings of $6,000 from our working capital facility accounted for net cash provided by financing activities.  Net cash provided by financing activities for the six months ended September 30, 2008 consisted of net borrowings of $1,450,000 from our working capital credit facility and net proceeds from the issuance of promissory notes of $898,000 along with proceeds from the exercise of stock options of $68,000.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)                                Changes in internal control over financial reporting.

During the three months ended September 30, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

In the three and six months ended September 30, 2009, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. In the three months ended September 30, 2009, two customers located in the United States accounted for approximately 48% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 15, 2009 and September 30, 2009, we issued secured subordinated promissory and demand notes in the aggregate principal amount of 315,000 and issued warrants to purchase up to 1,650,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers.  The issuance of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering.

During the three months ended September 30, 2009, we issued a total of 150,000 shares of common stock to Martin Janis & Company, Inc. in return for approximately $27,000 of investor relations services provided to us from July 15, 2009 to October 14, 2009. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
July 15, 2009	50,000	$.0.175
August 15, 2009	50,000	$0.175
September 15, 2009	50,000	$0.175

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

XPLORE TECHNOLOGIES CORP.

Dated: November 12, 2009	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)