Form 10-Q
period 2009-12-31
XPLORE TECHNOLOGIES CORP
filed 2010-02-11
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

As of January 31, 2010, the registrant had 119,257,875 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands of US dollars)

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$751	$794
Accounts receivable, net	3,868	2,898
Inventory	2,943	3,351
Prepaid expenses and other current assets	786	910
Total current assets	8,348	7,953
Fixed assets, net	102	392
Deferred charges	505	243
	$8,955	$8,588
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term indebtedness	$1,107	$2,052
Accounts payable and accrued liabilities	4,694	4,535
Total current liabilities	5,801	6,587
Promissory notes	5,083	2,934
	10,884	9,521

Commitments and contingencies

SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 63,179, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,382 and 8,706, respectively	8	9
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,184 and 15,274 respectively	17	15
Common Stock, par value $0.001 per share; authorized 300,000; shares issued 116,732 and 95,502, respectively	117	96
Additional paid-in capital	118,387	113,271
Accumulated deficit	(120,521)	(114,387)
	(1,929)	(993)
	$8,955	$8,588

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of US dollars, except loss per common share)

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Revenue	$5,529	$6,011	$15,771	$18,569
Cost of revenue	3,939	4,126	11,552	13,377
Gross profit	1,590	1,885	4,219	5,192

Expenses:
Sales, marketing and support	616	812	1,776	3,277
Product research, development and engineering	687	1,446	2,391	6,017
General administration	1,035	1,414	2,753	4,000
	2,338	3,672	6,920	13,294
Loss from operations	(748)	(1,787)	(2,701)	(8,102)

Other expenses:
Interest expense	(996)	(497)	(2,114)	(603)
Other	(36)	(24)	(85)	(78)
	(1,032)	(521)	(2,199)	(681)
Net loss	$(1,780)	$(2,308)	$(4,900)	$(8,783)
Dividends attributable to Preferred Stock	(410)	(404)	(1,234)	(1,216)
Net loss attributable to common shareholders	(2,190)	(2,712)	(6,134)	(9,999)
Loss per common share	(0.02)	(0.03)	(0.05)	(0.12)
Dividends attributable to Preferred Stock	(0.00)	(0.01)	(0.01)	(0.02)
Loss per share attributable to common shareholders, basic and fully diluted	$(0.02)	$(0.04)	$(0.06)	$(0.14)
Weighted average number of common shares outstanding, basic and fully diluted	114,120,883	75,366,474	106,433,608	72,703,100

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands of US dollars)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(1,780)	$(2,308)	$(4,900)	$(8,783)
Items not affecting cash:
Depreciation and amortization	123	186	430	749
Allowance for doubtful accounts	196	(234)	232	81
Amortization of deferred financing costs	648	316	1,216	316
Stock-based compensation expense	189	185	750	799
Equity instruments issued in exchange for services	52	21	176	106

Changes in operating assets and liabilities:
Accounts receivable	(2,021)	(699)	(1,202)	293
Inventory	842	(186)	408	(542)
Prepaid expenses and other current assets	(19)	(296)	59	218
Accounts payable and accrued liabilities	323	114	650	1,285
Net cash used in operating activities	(1,447)	(2,901)	(2,181)	(5,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(41)	(89)	(140)	(240)
Net cash used in investing activities	(41)	(89)	(140)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,915	6,300	15,082	20,150
Repayment of short-term indebtedness	(2,877)	(5,270)	(16,027)	(17,670)
Net proceeds from issuance of promissory notes	2,731	1,917	3,148	2,815
Net proceeds from issuance of Common Stock	15	—	75	—
Proceeds from exercise of stock options	—	—	—	68
Net cash provided by financing activities	1,784	2,947	2,278	5,363

CHANGE IN CASH AND CASH EQUIVALENTS	296	(43)	(43)	(355)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	455	421	794	733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$751	$378	$751	$378

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$45	$51	$208	$130
Payments for income taxes	$—	$—	$—	$—
Preferred Stock dividends issued in the form of Common Shares	$402	$396	$1,215	$1,200
Settlement of liability in exchange for Preferred Stock	$—	$—	$170	$—
Payments for interest satisfied with the issuance of Common Shares	$128	$—	$338	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2010. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2010.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

b)        Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 significantly changed prior practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurements and Disclosures (ASU Topic 820) — Measuring Liabilities at Fair Value”.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset. b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of FASB ASC 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share — Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 — Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

The Company has evaluated subsequent events through February 9, 2010.

3. INVENTORY

	December 31, 2009	March 31, 2009
Finished goods	$2,122	$2,526
Computer components	821	825
Total inventory	$2,943	$3,351

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets totaling $646 and $743 at December 31, 2009 and March 31, 2009, respectively.

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

The following securities were not considered in the earnings per share calculations for the three and nine months ended:

	December 31, 2009	December 31, 2008
Series A Preferred Shares	62,873,781	63,178,777
Series B Preferred Shares	8,382,041	9,000,277
Series C Preferred Shares	17,124,000	15,274,000
Warrants	89,476,440	37,287,622
Options	18,080,893	12,793,333
	195,937,155	137,534,009

5. SHORT-TERM INDEBTEDNESS

On September 15, 2005, the Company entered into a two-year loan and security agreement with a commercial bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable up to a maximum of $5,000. Borrowings under the facility bore interest at the bank’s prime rate plus 2.25%. The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment was received or the date the financed receivable became ineligible or 90 days past due. The Company was committed to pay a fee equal to 0.25% of the unused portion of the credit facility.

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

On April 24, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date of borrowings under the agreement to May 29, 2009 and reduced the maximum amount of borrowings permitted under the loan and security agreement to $5,000.   On May 29, 2009, the maturity date was extended to June 30, 2009 and the lender agreed to provide up to $1,000 of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower, the Company’s Chairman and Chief Executive Officer, and Susan Sassower, his wife (“Supporting Letter of Credit Applicants”).  In addition, the interest rate was increased from the bank’s “prime rate” plus 2.25% to the greater of 6.25% or 2.25% above the bank’s “prime rate” and the minimum tangible net worth covenant was amended to require the Company to have a minimum tangible net worth of at least $1,575 increasing quarterly by fifty percent (50%) of net income and fifty percent (50%) of issuances of equity or subordinated debt after May 29, 2009.  The standby letter of credit was scheduled to expire on March 5, 2010.

In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the “Letter of Credit Agreement”), with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.  The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants was subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interests of the holders of the Company’s secured promissory notes. In consideration for the promissory noteholders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share.  The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire in May 2012.

On June 29, 2009, the Company amended the loan and security agreement with the commercial bank to extend the maturity date to July 14, 2009.   On July 13, 2009, the maturity date was further amended to August 14, 2009 and the credit limit was reduced to $4,000.  On August 13, 2009, the maturity date of borrowings under the existing agreement was extended to September 15, 2009.

On September 15, 2009, the Company entered into a new agreement with the commercial bank to replace the then existing loan and security agreement.  Under the terms of that agreement, the Company could finance certain eligible U.S. and Canadian accounts receivable up to a maximum of $4,000.  Borrowings bore interest at the bank’s prime rate plus 3.42% per annum.  The Company was obligated to repay each loan advance on the earliest of the date on which the financed receivable payment was received or the date to which the financed receivable became ineligible or 90 days past due. The maturity date of that agreement was February 5, 2010 and the new agreement was subject to a minimum monthly interest fee of $4.  The credit agreement with the commercial bank to finance up to $4,000 in accounts receivable was terminated on December 10, 2009.

On November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company’s senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company’s ability to borrow $1,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings.  In addition, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the Company extended the expiration date of those warrants to January 14, 2013.

The warrants issued to the Supporting Letter of Credit Applicants and the promissory note holders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital that was being amortized over the initial term of the letter of credit. Upon termination of the letter of credit, the unamortized deferred charges associated with the letter of credit of $264 were expensed.  During the three and nine months ended December 31, 2009, $397 and $661, respectively, was recognized as interest expense.

On December 10, 2009, the Company entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”).  Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company on a revolving basis up to a maximum of $4,750.  Under the terms of the ARPA, FWC may purchase eligible receivables from the Company with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, the Company is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the Company to FWC under the ARPA) multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require the Company to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by the Company with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 150 days prior written notice or without prior notice upon and during the continuance of an event of default.

The ARPA contains standard representations, warranties, covenants, indemnities and releases for transactions of this type.  The Company has guaranteed the obligations under the ARPA pursuant to the terms and provisions of a corporate guaranty and suretyship.  In addition, pursuant to a subordination agreement between the Company and FWC, the Company’s obligations under the ARPA are secured by a first priority security interest on all assets of the Company.  As of December 31, 2009, there was $1,093 in borrowings outstanding under the new credit agreement.

6. PROMISSORY NOTES

	Balance		Value	Payments	Accretion	Balance
Promissory Note	March 31,	New	Assigned	or	of Non-Cash	Dec. 31,
Issuance Date	2009	Issuances	to Warrants	Conversions	Interest	2009
September 5, 2008	$796	$—	$(81)	$—	$86	$801
October 21, 2008	1,539	—	(162)	—	194	1,571
February 27, 2009	348	—	(45)	—	86	389
March 5, 2009	63	—	(8)	—	16	71
March 11, 2009	188	—	(24)	—	46	210
May 26, 2009	—	100	(50)	—	15	65
June 15, 2009	—	20	(10)	—	2	12
July 1, 2009	—	15	(8)	—	2	9
September 30, 2009	—	300	(29)	(271)	—	—
October 13, 2009	—	170	(15)	(155)	—	—
November 5, 2009	—	3,210	(1,351)		96	1,955
	$2,934	$3,815	$(1,781)	$(426)	$543	$5,083

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

On May 27, 2009 and June 15, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $120 and issued warrants to purchase up to 1,200,000 shares of common stock of the Company at an exercise price of $0.10 per share. The secured promissory notes were due and payable in full on December 31, 2010.

On July 1, 2009, the Borrowers issued a secured subordinated promissory note in the aggregate principal amount of $15 and issued a warrant to purchase up to 150,000 shares of common stock of the Company at an exercise price of $0.10 per share.  The secured promissory note was due and payable in full on December 31, 2010.

On September 30, 2009, the Company raised $300 in a private placement with JAG Multi Investments LLC (“JAG”), an affiliate, through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on September 30, 2012.

On October 13, 2009, the Company raised $170 in a private placement with Philip Sassower through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to 850,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on October 13, 2012.

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

Mr. Sassower purchased $1,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830 in cash and the conversion of the Sassower Demand Note. In addition, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 warrants to 50,000 warrants and the expiration date of the warrants was extended from October 13, 2012 to January 14, 2013.

JAG purchased $300 of the Senior Notes and Warrants to purchase 3,000,000 shares of common stock in the private placement with the conversion of the secured demand note.  In addition, the total numbers of warrants issued to JAG in connection with the secured demand note were reduced from 1,500,000 warrants to 150,000 warrants and the expiration date of the warrants was extended from September 30, 2012 to January 14, 2013.

In addition, on November 5, 2009, the Company and a majority-in-interest of the purchasers under the Fall 2008 note purchase agreement and Spring 2009 note purchase agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under those note purchase agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of the Company’s common stock issued in connection with such notes from February 27, 2012 to January 14, 2013.

The Senior Notes and secured subordinated promissory notes bear interest at the rate of 10% per annum.  Interest on the Senior Notes and secured subordinated promissory notes is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  Interest expense for the three and nine months ended December 31, 2009 were approximately $190 and $444, respectively.  Payment was rendered with the issuance of 2,253,615shares of common stock in January 2010 and an aggregate of 5,709,492 shares of common stock in July and October, 2009 and January 2010, respectively.

The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory noteholders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts are amortized over the terms of the Senior Notes and secured subordinated promissory notes.  During the three and nine months ended December 31, 2009, $239 and $543, respectively, was recognized as interest expense. During both the three and nine months ended December 31, 2008, $308 was recognized as interest expense.

7. SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of capital stock consisting of 450,000,000 shares of common stock, $.001 par value, and 150,000,000 shares of preferred stock, $.001 par value.

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

On October 13, 2009, the Company raised $170 in a private placement through the issuance of a secured demand note and warrants to purchase up to 850,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

On November 5, 2009 and November 9, 2009, the Company raised $3,210 in private placements through the issuance of senior secured subordinated promissory notes and warrants to purchase up to 32,100,000 shares of the Company’s common stock at $0.10 per share.  The secured demand notes were converted into senior secured subordinated promissory notes and the aggregate warrants of 2,350,000 shares issued with the secured demand notes were reduced to an aggregate 200,000 shares and the warrant expiration dates were extended to January 14, 2013.

For the three and nine months ended December 31, 2009, there were dividends of $266 and $807 respectively, for the Series A Preferred Stock, $36 and $109 respectively, for the Series B Preferred Stock and $107 and $319 respectively for the Series C Preferred Stock. For the three and nine months ended December 31, 2008, there were dividends of $268 and $809 respectively, for the Series A Preferred Stock, $39 and $121 respectively, for the Series B Preferred Stock and $95 and $288 respectively for the Series C Preferred Stock.  As of December 31, 2009 and 2008, there were accrued and unpaid dividends of $91 and $91 respectively, for the Series A Preferred Stock, $12 and $13 respectively for the Series B Preferred Stock and $37 and $32 respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock were $21,377, $2,850 and $8,582, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and a liquidation.  During the three months ended December 31, 2009, 60,000 shares of Series C Preferred Stock were exchanged for an equal number of shares of common stock.   During the nine months ended December 31, 2009, 304,996, 324,118 and 150,000 shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, were exchanged for an equal number of shares of common stock.  During the three and nine months ended December 31, 2008, 341,177 shares and 588,236 shares, respectively, of Series B Preferred Stock were exchanged for an equal number of shares of common stock.

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by shareholders on November 4, 2009 (the “ESPP”).  The initial offering period is from January 1, 2009 to March 31, 2010. The Company will issue shares quarterly to participants at a price of $0.096 per share during the initial offering period.  On September 14, 2009, the Company issued 479,395 shares of common stock for the six months ended June 30, 2009, on October 1, 2009, the Company issued 156,919 shares of common stock for the three months ended September 30, 2009, and on January 1, 2010, the Company issued 110,394 shares of common stock for the three months ended December 31, 2009.

Warrants outstanding

There were warrants to purchase an aggregate of 89,476,440 shares of common stock outstanding at December 31, 2009 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
2,500,000/500,000	$0.45	August 8, 2010
886,440/886,440	$0.50	September 21, 2010
4,150,000/4,150,000	$0.10	February 27, 2012
4,090,000/4,090,000	$0.10	July 27, 2012
3,750,000/3,750,000	$0.10	January 30, 2013
74,600,000/74,600,000	$0.10	January 14, 2013
3,000,000/1,500,000	$0.15	June 10, 2014

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

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At December 31, 2009, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan is not to exceed 41,401,615. The options under the plan generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the nine months ended December 31, 2009 is as follows:

	Nine months ended December 31, 2009
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2009	11,562,667	$0.43
Granted	7,415,586	$0.12
Exercised	—	$—
Forfeited	(897,360)	$0.65
Outstanding at end of period	18,080,893	$0.32

At December 31, 2009, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at December 31, 2009 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.09—0.13	5,389,257	4.3	—	—
$0.14—0.38	3,569,969	3.4	2,172,666	2.7
$0.39—0.49	5,200,335	2.1	4,292,002	1.8
$0.50—0.56	3,327,998	2.1	2,510,777	1.9
$0.57—0.87	593,334	0.5	593,334	0.5
	18,080,893	2.9	9,568,779	1.9

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 6,951,003 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

There were no grants issued during the three months ended December 31, 2009.

On July 28, 2009, the Company’s board of directors granted an aggregate of 2,011,000 restricted share awards to certain employees, including all of the Company’s executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2010.  Effective April 1, 2009, the salaries of the employees were reduced by a total of $267.  The shares of common stock will fully vest on March 31, 2010.  The market value of the common stock was $0.10 and the intrinsic value of the restricted shares of approximately $201 will be recognized as compensation expense in fiscal 2010.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2010 and 2009 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 125% and 106%, respectively, and no dividends for both years. The Company recorded compensation cost of $189 and $185 for the three months ended December 31, 2009 and 2008, respectively, and $750 and $799 for the nine months ended December 31, 2009 and 2008, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2009 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at December 31, 2009 was $750 which is to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

On May 29, 2009, the Company’s senior lender agreed to provide up to $1,000 of additional availability in excess of the Company’s then eligible borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower and Susan Sassower, his wife (“Supporting Letter of Credit Applicants”). In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Letter of Credit Agreement, with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.   In consideration for the promissory note holders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares, 2,375,000 of these shares to affiliates, of common stock at an exercise price of $0.10 per share.  The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire in May 2012.  Then on November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company’s senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company’s ability to borrow $1,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings.  In addition, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the expiration date of the warrants was extended to January 14, 2013.

On June 10, 2009, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which was fully vested on the date of issuance, to SG Phoenix LLC, an affiliate, for services rendered during the year ended March 31, 2009 and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which will fully vest on March 31, 2010, for services to be rendered during the year ending March 31, 2010.  The fair value of each warrant was approximately $160 and was recorded in general administration expense. Charges of $41 and $123 were recorded for the three and nine months ended December 31, 2009, respectively.

On September 30, 2009, the Company raised $300 in a private placement with JAG through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on September 30, 2012.

On October 13, 2009, the Company raised $170 in a private placement with Mr. Sassower through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to 850,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on October 13, 2012.

On November 5 and November 9, 2009, the Company raised $3,210 in private placements through the issuance of senior secured subordinated promissory notes and warrants to purchase up to 32,100,000 shares of the Company’s common stock at $0.10 per share. Mr. Sassower purchased $1,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830 in cash and the conversion of the Sassower Demand Note.  In addition, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 to 50,000 warrants and the expiration date of the warrants was extended from October 13, 2012 to January 14, 2013.  JAG purchased $300 of the Senior Notes and Warrants to purchase 3,000,000 shares of common stock in the private placement with the conversion of the secured demand note issued to it.  In addition, JAG reduced the total number of warrants issued to it in connection with the JAG secured demand note from 1,500,000 warrants to 150,000 warrants and the expiration date of the warrants was extended from September 30, 2012 to January 14, 2013.

In connection with the Company’s private placements through the nine months ended December 31, 2009 and 2008, the Company paid an affiliate of Phoenix administration fees of $161 and $60, respectively, related to the placement of $3,210 of Senior Notes and $3,000 of subordinated secured promissory notes.

At December 31, 2009, outstanding promissory notes to Phoenix were $3,700.  For the three and nine months ended December 31, 2009, interest expense of $89 and $240, respectively, was recognized and paid through the issuance of 1,193,403 and 2,573,554 respectively, shares of the Company’s common stock on January 1, 2010 and July 1and October 1, 2009, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America accounted for approximately 67% of the Company’s total revenue for the three months ended December 31, 2009.  The United States of America accounted for approximately 74% of the Company’s total revenue for the nine months ended December 31, 2009.  The United States of America and Canada accounted for 60% and 15%, respectively, of the Company’s total revenue for the three months ended December 31, 2008.  The United States of America and Canada were the only countries to account for more than 10% of the Company’s total revenue with 49% and 23%, respectively, for the nine months ended December 31, 2008.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Revenue by country:
United States of America	$3,714	$3,616	$11,630	$9,122
Canada	226	923	761	4,248
Other	1,589	1,472	3,380	5,199
	$5,529	$6,011	$15,771	$18,569

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and nine months ended December 31, 2009, the Company had one customer located in the United States who accounted for more than 10% of total revenue.  For the three months ended December 31, 2008, the Company had two customers who each accounted for more than 10% of total revenue.  The customers were located in United States of America, and Canada.  For the nine months ended December 31, 2008, the Company had one customer in Canada who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2009	$5.5	1	31%
December 31, 2008	$6.0	2	33%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2009	$15.8	1	26%
December 31, 2008	$18.6	1	14%

At December 31, 2009, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2009	$3.9	1	45%

The Company relies on a single supplier for the majority of its finished goods. At December 31, 2009 and 2008, the Company owed this supplier $1,319 and $2,324, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the nine months ended December 31, 2009 and 2008.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2010	$48
2011	194
2012	228
2013	236
2014	240
$946

b)                                     Purchase commitment

At December 31, 2009, the Company had purchase obligations in fiscal 2010 of approximately $3,672 related to inventory and product development items.

c)                                      Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.

None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.  SUBSEQUENT EVENTS

a)             Annual Shareholders’ Meeting

On January 14, 2010, at the Company’s annual meeting, the Company’s stockholders approved (i) amendments to the Company’s Certificate of Incorporation increasing the number of shares of common stock authorized for issuance to 450,000,000 shares of common stock and increasing the number of shares of preferred stock authorized for issuance to 150,000,000 shares of preferred stock, and (ii) the Company’s 2009 Stock Incentive Plan, as amended.

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

Our revenue is currently derived through the sale of our iX104 Systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have developed new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC which requires further design modifications. While we continued to work on our rugged notebook earlier in the fiscal year, its development was ceased to reduce costs during this period of economic malaise and devote our limited resources to our established core business of the iX104 family of rugged, mobile Tablet PCs.

We are dependent upon the market acceptance of our current generation of the iX104™ Tablet PC system. We believe the markets initial response to our iX104 has been favorable.  However, current global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business.  During the three months ended December 31, 2008, we took cost reduction actions in response to market conditions.  We reduced our headcount by approximately 43% during that quarter, and the impact of the headcount reduction began to be realized in the first calendar quarter of 2009.  In early April 2009, we further reduced our headcount by another 17% setting our current number of employees at 38.  In addition, we have reduced our development spending and it is generally limited to products we expect to introduce to the market in 2010.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  Our operating expenses for the three and nine months ended December 31, 2009 declined by approximately 36% and 48%, respectively, when compared to the three and nine months ended December 31, 2008.  The net cash used by our operating activities for the three and nine months ended December 31, 2009 declined by approximately 50% and 60%, respectively, from the net cash used by operating activities for the three and nine months ended December 31, 2008.  We believe we have positioned our operating expense structure to enable us to become self funding in the future.  Further, we continue to evaluate all other operating costs with a view to further reducing our operating expenses.

Management believes that if we can successfully penetrate the military markets with the Armadillo System we should expect to increase our future revenues.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2009. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 significantly changed prior practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurements and Disclosures (ASU Topic 820) — Measuring Liabilities at Fair Value”.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of FASB ASC 820.  The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share — Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced

Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 — Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

We have evaluated subsequent events through February 9, 2010, the date that these financial statements were issued.

Three and Nine Months Ended December 31, 2009 vs. Three and Nine Months Ended December 31, 2008

Revenue.  Total revenues for the three months ended December 31, 2009 were $5,529,000 as compared to $6,011,000 for the three months ended December 31, 2008, a decrease of $482,000, or approximately 8%. Total revenues for the nine months ended December 31, 2009 were $15,771,000 as compared to $18,569,000 for the nine months ended December 31, 2008, a decrease of $2,798,000, or approximately 15%.  The decreases in revenue were attributable to a decrease in unit sales of approximately 2% and 21% for the three and nine months ended December 31, 2009, respectively, as compared to the three and nine months ended December 31, 2008.  The declines were attributable to the impact of current market conditions.  At December 31, 2009, we had approximately $910,000 in deferred revenue for shipments to end-users for which revenue recognition attributes have not been completed.  There was $205,000 in deferred revenue at December 31, 2008.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales. For the three and nine months ended December 31, 2009, we had one customer located in the United States who accounted for approximately 31% and 26%, respectively, of our total revenue.  For the three months ended December 31, 2008, two customers accounted for more than 33% of our total revenue and for the nine months ended December 31, 2008 one customer accounted for more than 14%, of our total revenue.  At December 31, 2009, there was one customer with a receivable balance that was approximately 59% of the outstanding receivables. At December 31, 2008, there were three customers with receivable balances that were greater than 55% of the outstanding receivables.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America accounted for approximately 67% of our total revenue for the three months ended December 31, 2009 and there was no other country which accounted for more than 10% of our total revenue for the three and nine months ended December 31, 2009.  The United States of America and Canada accounted for 60% and 15% respectively, of our total revenue for the three months ended December 31, 2008.  The United States of America and Canada were the only countries to account for more than 10% of our total revenue with 49% and 23%, respectively, for the nine months ended December 31, 2008.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2009 was $3,939,000 compared to $4,126,000 for the three months ended December 31, 2008, a decrease of $187,000 or approximately 5%.  The decrease was primarily due to the decrease in revenue of approximately 8%.  Total cost of revenue for the nine months ended December 31, 2009 was $11,552,000 compared to $13,377,000 for the nine months ended December 31, 2008, a decrease of $1,825,000 or approximately 14% and consistent with the decline in revenue.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at December 31, 2009 and 2008 were $7,670,000 and $8,569,000, respectively. At December 31, 2009 and 2008, we owed this supplier $1,319,000 and $2,324,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $295,000 to $1,590,000 (28.8% of revenue) for the three months ended December 31, 2009 from $1,885,000 (31.4% of revenue) for the three months ended December 31, 2008.  Total gross profit decreased by $973,000 to $4,219,000 (26.8% of revenue) for the nine months ended December 31, 2009 from $5,192,000 (28.0% of revenue) for the nine months ended December 31, 2008. The decreases in gross profit for the three and nine months ended December 31, 2009 were due to reductions in revenue and the decreases in the gross profit as a percent of revenue were principally due to lower pricing of our end of life products.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2009 were $616,000 compared to $812,000 for the three months ended December 31, 2008. The $196,000 reduction, or approximately 24%, was primarily in response to the current market and economic conditions, and consisted primarily of a decline in headcount related costs due to staff reductions of $238,000 and reduced travel and entertainment expenses of $42,000 offset by an increase in marketing related costs of $60,000. Sales, marketing and support expenses for the nine months ended December 31, 2009 were $1,776,000 compared to $3,277,000 for the nine months ended December 31, 2008.  The $1,501,000 reduction, or approximately 46%, consists primarily of declines in headcount related costs of $878,000, lower marketing expenses of $344,000, and reduced travel and entertainment expenses of $198,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2009 were $687,000, a decrease of $759,000 or approximately 52% as compared to $1,446,000 for the three months ended December 31, 2008.  Product research, development and engineering expenses for the nine months ended December 31, 2009 were $2,391,000 compared to $6,017,000 for the nine months ended December 31, 2008, a decrease of $3,626,000 or approximately 60%.  Fewer new major product development activities in the current periods as compared to the prior year periods accounted for the reductions in product development expenses.  During the three and nine months ended December 31, 2009, our product development focus was predominantly on the Armadillo System, a rugged military tablet/docking system which is now completed,  and to a lesser extent on the next generation of our iX104 rugged tablet, C5, and the rugged notebook PC.  In the prior year period, major development activities included the Armadillo System, as well as, the next generation of our iX104 rugged tablet, C4, which we introduced to the market in September 2008, and a rugged, mobile notebook PC.  Other expense reductions primarily consisted of declines in headcount related costs of $431,000 and $1,343,000 for the three and nine months ended December 31, 2009, respectively, attributable to a decrease in engineering staff associated with fewer development projects and reductions in non-recurring engineering costs that were non-headcount related expenses of $328,000 and $2,283,000 for the three and nine months ended December 31, 2009, respectively.  A substantial portion of our expenses for the nine months ended December 31, 2008, were costs attributable to the development of a rugged, mobile notebook PC, and included a one-time charge of $1,020,000 related to design changes for the notebook and increases in depreciation expense of $41,000 and $348,000 for the three and nine month ended December 31, 2008, respectively, principally related to development test chambers and other notebook testing equipment.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2009 were $1,035,000 compared to $1,414,000 for the three months ended December 31, 2008, a decrease of $379,000 or approximately 27%.  The decrease consisted of a reduction in legal fees of $222,000 as the prior year period included costs of litigation defense for matters settled in fiscal 2009, a decline in the allowance for doubtful accounts of $218,000 attributable to favorable accounts receivable collections during calendar 2009, lower headcount related costs of $91,000, reductions in various corporate related expenses, including travel, rent and office expenses of $34,000 arising from our cost reduction efforts and a reduction in fixed assets depreciation of $29,000.  These decreases in general administration expenses for the three months ended December 31, 2009 were offset by an increase of $191,000 in fees and expenses, principally legal, primarily attributable to the shareholder approval of our employee stock purchase plan and our annual meeting held on January 14, 2010 and a non-cash charge for the value of $40,000 assigned to warrants issued to SG Phoenix for management advisory services in fiscal 2010.  General administration expenses for the nine months ended December 31, 2009 were $2,753,000 compared to $4,000,000 for the nine months ended December 31, 2008, a decrease of $1,247,000 or approximately 31%. The decrease principally consisted of lower headcount related costs of $436,000 arising from our cost reduction efforts, a decline in the allowance for doubtful accounts of $267,000 attributable to favorable accounts receivable collections during calendar 2009, a reduction in legal fees of $251,000 as the prior year period included costs of litigation defense for matters settled in fiscal 2009, a reduction in the upgrades and training related to our information systems of $180,000,  reductions in various corporate related expenses, including travel, rent and office expenses of $159,000 also attributable to our cost reduction efforts, a reduction in fixed assets depreciation of $52,000 and a decrease in costs associated with our public filings of $21,000.  These decreases in general administration expenses for the nine months ended December 31, 2009 were offset by a non-cash charge for the value of $120,000 assigned to warrants issued to SG Phoenix for management advisory services in fiscal 2010.

For the three months ended December 31, 2009 and 2008, the recorded employee stock-based compensation expense was $189,000 and $185,000, respectively. For the nine months ended December 31, 2009 and 2008, the recorded employee stock-based compensation expense was $750,000 and $799,000, respectively. The decline in expense of $49,000 for the nine months was principally due to declines attributable to the reduction in our headcount associated with the cost reduction initiatives, as well as, lower Black-Scholes valuations of recent stock awards arising from declines in the market value of our common stock.  These declines are offset by increases in expense for options granted during the three and nine months ended December 31, 2009 and the quarterly value of restricted share grants of $38,000 associated with salary reductions effective April 1, 2009.  These factors contributed to the slight increase in expense for the three months ended December 31, 2009 as compared to the corresponding prior year period.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2009 and 2008 were $123,000 and

$186,000, respectively.  Depreciation and amortization expenses for the nine months ended December 31, 2009 and 2008 were $430,000 and $749,000, respectively.  Depreciation and amortization expenses for the nine months ended December 31, 2008, included $260,000 related to product testing equipment used for the development of the rugged, mobile notebook PC which was expensed on an accelerated basis.

Interest Expense.  Interest expense for the three months ended December 31, 2009 was $996,000 compared to $497,000 for the three months ended December 31, 2008, an increase of $499,000.  Interest expense for the nine months ended December 31, 2009 was $2,114,000 compared to $603,000 for the nine months ended December 31, 2008, an increase of $1,511,000.  The issuance of senior secured subordinated promissory notes in the aggregate principal amount of $3,210,000 in November 2009 (the “Senior Notes”) and $4,090,000 of secured promissory notes at various dates beginning on September 5, 2008 through November 9, 2009 and the timing of the standby letter of credit financing accounted for the majority of the increase in interest expense for the three and nine month periods ended December 31, 2009.  The standby letter of credit financing was established in June 2009 and was terminated early in connection with the November 2009 Senior Notes financing.  The increases in interest expense for the three and nine months ended December 31, 2009 were primarily attributable to increases in non-cash charges for the amortization of values assigned to warrants issued with promissory notes and the standby letter of credit of $331,000 and $945,000 for the three and nine months ended December 31, 2009, respectively.  Included in these amounts was the recognition of $264,000 of unamortized deferred charges associated with the early termination of the standby letter of credit.  The interest on the Senior Notes and secured promissory notes increased by $119,000 and $378,000 for the three and nine months ended December 31, 2009, respectively, attributable to the increase in outstanding debt. At December 31, 2008, there was $3,000,000 of secured promissory notes outstanding as compared to an aggregate $7,300,000 of similar debt at December 31, 2009.  The interest on the Senior Notes and the secured promissory notes for the three and nine months ended December 31, 2009 was paid in kind with the issuance of 2,253,615 shares of common stock in January 2010 and an aggregate of 5,709,492 shares of common stock in July and October 2009 and January 2010, respectively.  These non-cash related charges comprised approximately 84% and approximately 79% of the interest expense for the three and nine months ended December 31, 2009, respectively, as compared to approximately 78% and approximately 64% of the interest expense for the three and nine months ended December 31, 2008, respectively.  Also contributing to increases in interest expense for the three and nine months ended December 31, 2009 were increases in the amortization of deferred financing costs, comprised primarily of commissions and legal fees, of $65,000 and $206,000, respectively.  The average outstanding balance of our working capital facilities declined during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 resulting in a decrease in interest expense of $16,000.  The average outstanding balance of our working capital facilities increased during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 resulting in an increase in interest expense of $12,000.

Other Expenses.  Other expenses for the three months ended December 31, 2009 were $36,000 compared to $24,000 for the three months ended December 31, 2008. Other expenses for the nine months ended December 31, 2009 were $85,000 compared to $78,000 for the nine months ended December 31, 2008.

Net Loss.  The net loss for the three months ended December 31, 2009 was $1,780,000 ($0.02 per common share) as compared to a net loss of $2,308,000 ($0.03 per common share) for the three months ended December 31, 2008, a decrease of $528,000. The decrease was primarily due to the cost reduction initiatives which resulted in a reduction of approximately $1,334,000 of operating expenses or 36% of the prior year operating expenses.  These operating expense reductions were offset by a decrease in gross profit of $295,000 and an increase in interest expense of $499,000. The net loss for the nine months ended December 31, 2009 was $4,900,000 ($0.05 per common share) as compared to a net loss of $8,783,000 ($0.12 per common share) for the nine months ended December 31, 2008, a decrease of $3,883,000. The decrease was also primarily due to the cost reduction initiatives which resulted in a reduction of approximately $6,374,000 of operating expenses or 48% of the prior year operating expenses.  These operating expense reductions were offset by a decrease in gross profit of $973,000 and an increase in interest expense of $1,511,000.

Net Loss Attributable to Common Shareholders.  Net loss attributable to common shareholders for the three months ended December 31, 2009 was $2,190,000 compared to $2,712,000 for the three months ended December 31, 2008. Net loss attributable to common shareholders for the nine months ended December 31, 2009 was $6,134,000 compared to $9,999,000 for the nine months ended December 31, 2008. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended December 31, 2009 and 2008 were $410,000 and $404,000, respectively. The dividends attributable to these shares for the nine months ended December 31, 2009 and 2008 were $1,234,000 and $1,216,000, respectively

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through the end of our fiscal year ending March 31, 2010. As at December 31, 2009, our working capital was $2,547,000 and our cash and cash equivalents were $751,000. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $103.2 million.

Sources of capital that are immediately available to us are through a new credit facility with a specialty finance company to finance eligible accounts receivables with a maximum limit of up to $4 million depending upon eligible assets and, our principal shareholder, Phoenix.

From March 30, 2009 through July 13, 2009, we amended our revolving credit facility with a commercial bank six times to extend the maturity date of our borrowings under that facility until August 14, 2009.  We also reduced the maximum borrowings under our credit line from $8 million to $4 million, excluded inventory from our borrowing base and arranged for our lender to provide us with up to $1 million of additional availability in excess of the borrowing base, which we referred to as non-formula loans, based on a supporting irrevocable standby letter of credit issued by a commercial bank for the account of Philip Sassower, our Chairman and Chief Executive Officer, and his wife Susan Sassower.

On September 15, 2009, we entered into a new agreement with the senior lender to replace the then existing loan and security agreement.  Under the terms of the new agreement, we borrowed against certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000,000.  Borrowings bore interest at the bank’s prime rate plus 3.42% per annum, subject to a minimum monthly interest fee of $4,000. We were obligated to repay each loan advance on the earliest of the date on which the financed receivable payment was received or the date to which the financed receivable became ineligible or 90 days past due. The maturity date of the new agreement was February 5, 2010.

On September 30, 2009, we raised $300,000 in a private placement with JAG Multi Investments LLC through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of our common stock at $0.10 per share.

On October 13, 2009, we raised $170,000 in a private placement with Philip Sassower, the Company’s Chairman and Chief Executive Officer, through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to 850,000 shares of our common stock at $0.10 per share.

On November 5, 2009, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which we could issue up to $3,300,000 of senior secured subordinated promissory notes (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 33,000,000 shares of our common stock at an exercise price of $0.10 per share.  Pursuant to the Note Purchase Agreement, we issued Senior Notes in the aggregate principal amount of $3,210,000 and Warrants to purchase 32,100,000 shares of our common stock in two separate closings on November 5, 2009 and November 9, 2009.  The Senior Notes are due and payable in full on December 31, 2011 and bear interest at the rate of 10% per annum.  Interest on the Senior Notes may be paid in cash or, at our option, in shares of our common stock.  The Senior Notes are secured by all of our assets.  The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of our senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under our note purchase agreement, dated September 5, 2008, as amended, and note purchase agreement, dated as of February 27, 2009, as amended.  The warrants issued to the note purchasers are exercisable beginning on January 15, 2010 and expire on January 14, 2013.

Mr. Sassower purchased $1,000,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the November 2009 private placement of Senior Notes.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830,000 in cash and the conversion of the Sassower Demand Note.

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

We used a portion of the net proceeds from the November 2009 private placement of Senior Notes to repay $931,000 in indebtedness to our senior lender under non-formula loans, and we entered into an amendment to the loan and security agreement with the senior lender to terminate our ability to borrow $1,000,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000,000 standby letter of credit used as collateral for such borrowings.

In addition, on November 5, 2009, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants.  In addition, on November 5, 2009, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 warrants to 50,000 warrants.  On November 5, 2009, JAG Multi

Investments LLC also reduced the total number of warrants issued to it in connection with a secured demand note in the principal amount of $300,000 issued to it on September 30, 2009 from 1,500,000 warrants to 150,000 warrants.

In connection with our private placements through the nine months ended December 31, 2009 and 2008, we paid an affiliate of Phoenix administration fees of $161,000 and $120,000, respectively, related to the placement of $3,210,000 of Senior Notes and $3,000,000 of subordinated secured promissory notes.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), a specialty finance company.  Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis up to a maximum of $4,750,000.  Under the terms of the ARPA, FWC may purchase our eligible receivables with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.

The ARPA also provides that FWC has the right to require us to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or our representations with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date.  The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 150 days prior written notice or without prior notice upon and during the continuance of an event of default.

The ARPA contains standard representations, warranties, covenants, indemnities and releases for transactions of this type.  We have guaranteed the obligations under the ARPA pursuant to the terms and provisions of a corporate guaranty and suretyship.  In addition, pursuant to a subordination agreement between FWC and us, our obligations under the ARPA are secured by a first priority security interest on all of our assets.

The credit agreement with the commercial bank to finance up to $4 million in accounts receivable was terminated on December 10, 2009.

As of February 8, 2010, there were no borrowings outstanding under our new credit facility.

We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from an affiliate of Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2010. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands of dollars)
Cash used in operating activities	$(1,447)	$(2,901)	$(2,181)	$(5,478)
Cash used in investing activities	(41)	(89)	(140)	(240)
Cash provided by financing activities	1,784	2,947	2,278	5,363
Cash and cash equivalents	751	378	751	378

Our operating activities used $1,447,000 of net cash for the three months ended December 31, 2009 as compared to $2,901,000 of net cash used in operating activities for the three months ended December 31, 2008, a favorable decline of $1,454,000 or approximately 50%.  The decrease in net cash used in our operations reflects our actions to significantly reduce our operating expenses and cash burn to a level commensurate with our anticipated revenue with the objective of becoming self funded.  The decrease was principally due to a decline in our net loss net of items not affecting cash of $1,262,000 due primarily to our reduction of operating expenses combined with a favorable reduction in inventory levels of $1,028,000 and favorable timing of accounts payable of $209,000 offset by an unfavorable timing of accounts receivable billings and collections of $(1,322,000). Our operating activities used $2,181,000 of net cash for the nine months ended December 31, 2009 as compared to $5,478,000 of net cash used in operating activities for the nine months ended December 31, 2008, a favorable decline of $3,297,000 or approximately 60%.  The decrease was principally due to a decline in our net loss net of items not affecting cash of $4,636,000 due primarily to our reduction of operating expenses combined with a favorable reduction in inventory levels of $950,000 offset by an unfavorable timing of accounts receivable billings and collections of $(1,495,000) and a unfavorable reduction arising from the timing of accounts payables of $(635,000).

Net cash used in investment activities consists of additions to fixed assets, primarily demonstration units.

Our financing activities provided $1,784,000 of net cash for the three months ended December 31, 2009 as compared to $2,947,000 of net cash provided by financing activities for the three months ended December 31, 2008.  For the nine months ended December 31, 2009 our financing activities provided $2,278,000 compared to $5,363,000 for the nine months ended December 31, 2008.  Net cash provided by financing activities for the three months ended December 31, 2009 consisted principally of net proceeds from the issuance of the Senior Notes of $2,731,000 less net repayment of $971,000 of our working capital credit facility associated with the elimination of our standby letter of credit financing.  For the nine months ended December 31, 2009, net cash provided by financing activities principally consists of net proceeds from the issuance of Senior Notes, secured promissory notes and equity of $3,223,000 less net repayment of $945,000 of our working capital credit facility.  Net cash provided by financing activities for the three and nine months ended December 31, 2008 consisted of net borrowings of $1,030,000 and $2,480,000, respectively, from our working capital credit facilities and net proceeds from the issuance of promissory notes of $1,917,000 and $2,815,000, respectively, as well as proceeds from the exercise of stock options of $68,000 for the nine months ended December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)                                Changes in internal control over financial reporting.

During the three months ended December 31, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three and nine months ended December 31, 2009, we had one customer that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2009, one customer located in the United States accounted for approximately 31% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On October 13, 2009, we issued a demand note in the principal amount of 170,000 and warrants to purchase up to 850,000 shares of common stock of the Company at an exercise price of $0.10 per share to the purchaser.  The issuance of the note and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering.

On November 5, 2009, we issued senior secured subordinated promissory notes in the aggregate principal amount of $3,210,000 and warrants to purchase up to 32,100,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers. The issuance of the notes and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering.

During the three months ended December 31, 2009, we issued a total of 100,000 shares of common stock to Martin Janis & Company, Inc. in return for approximately $17,000 of investor relations services provided to us from October 14, 2009 to December 15, 2009. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the transaction did not involve a public offering. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
October 15, 2009	50,000	$0.175
November 15, 2009	50,000	$0.175

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 19, 2009, through a consent solicitation in lieu of a special meeting we solicited the written consent of the Company’s stockholders to authorize and approve the Company’s 2009 Employee Stock Purchase Plan (“ESPP”). On November 4, 2009, more than a majority of the outstanding shares of the Company’s voting stock (which consists of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock) consented to approve the ESPP.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 11, 2010	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)