Form 10-K
period 2010-03-31
XPLORE TECHNOLOGIES CORP
filed 2010-06-09
CIK 1177845

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS CONSOLIDATED FINANCIAL STATEMENTS OF XPLORE TECHNOLOGIES CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission file number: 00-52697

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

         As of September 30, 2009, the aggregate market value of the common equity held by non-affiliates of the registrant was $5,561,076 based on the closing sale price of $0.07 as reported on the Over the Counter Bulletin Board.

         As of May 15, 2010, the registrant had 134,081,695 shares of common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

i

Forward-Looking Statements

        From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward- looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

        In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Annual Report on Form 10-K and other public statements we make. Such factors are discussed in the "Risk Factors" section of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

        Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ tablet personal computer (PC) systems, which we refer to as iX104, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases. Except as otherwise indicated by the context, all references in this Annual Report on Form 10-K to "Xplore," the "Company," "we," "us" and/or "our" are to Xplore Technologies Corp., a Delaware corporation, and its direct subsidiary, Xplore Technologies Corporation of America.

        Our strategy is to become the leading developer and marketer of rugged mobile wireless computing systems. Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market. Over the past several years, our iX104 systems have been recognized for their ruggedness and versatility by Pen Computing ("Best Rugged Slate-Style Tablet PC"), Table PC2 ("Editor's Choice Award for our AllVue™ Screen") and Lap Top Magazine ("Editor's Choice Award").

Recent Developments

        We believe Xplore is positioned for significant future revenue growth. Our key initiatives include the following:

  •
  New product development

  •
  Enhanced focus on military markets

  •
  Continued penetration into the Fortune 500/Global 2000 markets

  •
  Establishment of key relationships with new suppliers

        Significant effort is being directed toward the development of new products to expand our addressable market.

        Our iX104 remains a viable product based on its features and 10.4 inch screen size. An upgraded version of our iX104 tablet PC offering, which we refer to as the iX104C4, was released in September 2008 and includes a more powerful processor and significant improvements to our award winning AllVue screen technology that delivers a bright picture both indoors and outdoors. Our next generation of the iX104 is under development and management estimates the iX104C5 will be released in the fourth quarter of our fiscal 2011.

        We have made a significant investment to expand our presence in the U.S. military market, one of the world's largest consumers of rugged mobile computers. In addition to creating a team focused on military opportunities, in fiscal 2010 we completed developing what we believe is a state of the art rugged docking station that when combined with our iX104 creates an expandable multi-mission tablet computer system for vehicle-mounted and dismounted applications. This product is named the Armadillo System and is built to function in harsh military environments. We believe our efforts should position Xplore to compete more effectively in this market.

        We are very proud of our partner and reseller network and continue to expand and improve our network to reach new markets and new geographies and to lay the groundwork for our expanded product offering. Our efforts have resulted in attracting new and significant Fortune 500 and Global 2000 companies.

        We have built a scalable infrastructure to support our growing business. Wistron Corporation (which we refer to as Wistron) continues to manufacture the iX104. Wistron is recognized as a leading provider of computers and electronic components to some of the world's largest technology companies, including Dell, Inc. and Hewlett-Packard Company. We expect this alliance to support our planned sales growth and product demand.

        We are a Delaware corporation. Shares of our common stock are quoted on the OTC Bulletin Board ("OTCBB") under the symbol XLRT.

Products

        Our family of iX™ advanced rugged tablet PCs is comprised of:

  •
  the iX104C4 Plus Tablet PC with high performance processing power and multi-modal wireless communications;

  •
  the iX104C4 Lite Tablet PC with reduced processing power for single purpose applications;

  •
  the iX104C4M Military Tablet PC, which has been specially engineered and field-proven for mission critical and flight-line military applications.

  •
  the iX104C4CR Rugged Clean Room Tablet PC, as well as the corresponding Clean Room X-Dock, which are specially sealed to prevent contamination in sensitive manufacturing environments; and

  •
  the Armadillo System, which is an iX104C4M paired with an expandable active mounting dock for military applications.

        The iX104C4 Plus Tablet PC is available in the following models:

  •
  the Dual Mode with Intel Core Duo technology and both active stylus and finger touch inputs;

  •
  the AllVue™ with Intel Core Duo technology and AllVue™ LCD technology for enhanced view ability in all lighting conditions; and

  •
  the Dual Mode with AllVue™ with Intel Core Solo technology, Dual Mode input capability and AllVue™ LCD technology for enhanced view ability in all lighting conditions.

        The iX104C4 Lite Tablet PC is currently available in the Dual Mode model.

        Our line of iX™ Tablet PCs is designed to operate in challenging work environments, such as extreme temperatures, repeated vibrations or dirty and dusty conditions. Our systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mouses and cases.

        Our family of iX™ computers are based primarily on the following features:

        Rugged—We have designed and built our devices from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. These specifications are designed to allow our products to withstand damage from being dropped onto concrete from up to 4 feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as -40° Fahrenheit and as high as 167° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

        Screen Technology—We seek to be a leader of screen technology with award winning displays. We have designed the AllVue™ screen which is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, as well as the Dual Mode screen, which allows for simultaneous of a digital pen and/or the finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

        Processing Power—We have the ability to provide processing power alternatives on a timely and cost-effective basis. Our systems use Intel processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, Lithium ION batteries support usage times between 3-5 hours and a "warm" swap feature allows users to switch batteries in the field without having to power down the system.

        Remote Connectivity—Our family of iX104C tablet PCs has a range of wireless options (wLAN, wWAN and PAN) as well as global positioning system options.

        Accessories—We offer a broad range of add-on modules and accessories that better enable customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to customer needs. Service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems have been deployed to customers.

        Heightened Safety Standards—Our wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous locations.

        Our computers are designed to be used as a mobile computing system. These systems are comprised of an Xplore hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe our iX™ family of products allows the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity and are designed to operate in extreme environments.

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

        Our strategy includes the following key elements:

        Identifying and targeting vertical markets, major account and OEM opportunities—To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion Teklogix Inc. and Peak Technologies.

        Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing so that we can continue to focus our efforts on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturer, Wistron, a leading contract manufacturer located in Taiwan. In addition, we have a key relationship with VT Miltope with respect to our Armadillo System, an integrated tablet and active docking system. Our targeted military market segments initially included ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

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

        Delivery of high quality, reliable systems—We measure and seek to improve product quality through rigorous quality assurance programs implemented with our strategic alliances, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

        Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy allows us to define multiple channels of sale within a region while maintaining key strategic alliances.

  Expand into New Rugged Product Markets

        We continue to consider other market opportunities which are broader in scope and opportunity. We believe, based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC), that an increasing number of companies are requiring their employees to transact business in the field and/or non-traditional office environments. The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $6.8 billion by the end of 2013 and the market for large form factor rugged devices to grow to $3.5 billion by the end of 2013. We currently have three products in the large form factor segment of the rugged mobile computer market.

        We believe our family of rugged tablet PCs are uniquely positioned to capitalize on the convergence of four current market trends:

  •
  the expanding wireless data movement;

  •
  the surge in consumer tablet offerings, spurred by the recent introduction of Apple's iPad;

  •
  the transition toward rugged computing solutions in non-traditional office environments; and

  •
  the increasing awareness and adoption of more rugged mobile computers, such as tablet PCs, in the face of the failure rates for office-oriented computers that have been deployed into challenging operating environments.

        We believe companies recognize the total cost of ownership is improved by rugged computing solutions.

Sales

        Our customers are distribution partners, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users. For fiscal year 2010, approximately 60% of our total revenues were attributable to sales to our distribution partners and approximately 40% of our total revenues were attributable to sales directly to our end-users. We currently have relationships with more than 60 distribution partners. Our distribution partners generally have large sales organizations which in turn sell our products to entities that are the ultimate end-users of our products. Our distribution partners include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute. In any given year, a single distribution partner can account for a significant portion of our revenue. In fiscal year 2010, we had one end-user, Dycom Industries, Inc., located in United States that accounted for over 29% of our revenue. We are not substantially dependent on any single one distribution partner or end-user.

        As of March 31, 2010, we had a sales team of 7 individuals that have geographic responsibilities for direct and indirect sales opportunities. Our sales team works closely with our distribution partners in defined regions based upon a standard agreement. Our distribution partners are currently selling our products in the public safety, utility, telecom, field service, logistics and military markets.

        Our total revenue decreased approximately 3% in fiscal 2010 from fiscal 2009. Our revenue outside of North America was approximately 23% of total revenue in fiscal year 2010 as compared to approximately 29% of total revenue in fiscal year 2009. The decline in revenue outside of North America from fiscal year 2009 to fiscal year 2010 was attributable to a 48% decline in shipments to Europe which management believes was attributable to the depressed European economic market.

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

        We recognize that, as a small company, our key to success depends on our ability to provide a better product than our larger competitors and to be more responsive to our customers' needs. Some of our accomplishments, such as the AllVue™ screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new device or an upgrade of an existing one, we devote resources to engaging customers in the design process. We believe this process, combined with our flexibility to make quick decisions and the support of our major contract manufacturer, Wistron, have enabled us to deliver products and market leading technology ahead of our competitors.

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

        Utilities & Energy.    Generally, utilities and energy related companies continuously have to respond to customers' requests and power outages expeditiously and efficiently to remain competitive. We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Hydro One in Canada and Essent in Europe are major end-users in this sector.

        Telecommunications.    Generally, telecom related companies continuously have to respond to customers' requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive. We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Cincinnati Bell in Ohio is major end-user in this sector.

        Public Safety.    Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety arena are searching for efficiencies that will better enable them to do their jobs. Rugged mobile computing devices assist these groups in a variety of ways. For example, having a reliable and durable tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases. In this market segment, our products have been sold to over 300 public safety organizations in the U.S., including the Rochester, Santa Monica, Detroit and Cleveland Police Departments, and multiple international organizations, including Air Berlin.

        Military.    As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this segment will represent a significant opportunity. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead, is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force. In addition, we are working with VT Miltope on penetrating the military vertical with our iX104C4M Series and the Armadillo System, an expandable multi-mission tablet and active dock computer system for vehicle-mounted and dismounted applications. The military market segments initially include ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

        Field Service.    According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry. This market segment includes mobile technicians from the telecommunications, cable and appliance sectors who typically must have real time access to mission critical data including work tickets, schematics, manuals, customer service records, inventory levels and order status. We believe that companies in this market segment recognize that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies. Our end-users in this market segment include Dycom, Cincinnati Bell, Boeing and HydroChem.

Research and Development

        We have assembled an experienced engineering and product development team. Through the collaboration of our employees and the engineering team of our contract manufacturer, Wistron, we believe we are able to bring significant resources to the research, development and design of our products.

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

        We continue to invest in research and development to enhance and expand our rugged mobile computing systems. Additional form factors, operating systems and screen technologies are being considered for integration into our rugged platform as we seek to expand into additional markets. During the fiscal years ended March 31, 2010 and 2009, we expended $2,710,000 and $6,978,000, respectively, on research and development activities.

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

        GD/Itronix.    GD/Itronix markets its semi-rugged pen tablet computer systems as part of its mobile portfolio, which also includes rugged notebooks.

        DRS.    DRS promotes a tablet PC as its main product in the rugged space and has a solution that competes with the iX104C4M in the military market.

        We also face competition from manufacturers of nonrugged mobile computers, such as Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments better suited for mobile rugged computers.

        Our primary competitors have greater financial, technical, and research and development resources and marketing capabilities than we do.

Manufacturing

        We outsource the majority of our manufacturing services for our ruggedized mobile personal computer tablets to Wistron, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreement with Wistron. Wistron makes computers and components for some of the world's largest technology companies, such as Dell, Inc. and Hewlett-Packard Company. Wistron collaborates with us on product specifications and provides us with the flexibility to make changes to our products as market conditions change.

        Under the terms of our agreement with Wistron, which we entered into in July 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile personal computer tablets. Our purchase price of the products produced by Wistron is determined based on the specific configuration of the tablet PCs being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop a cost reduction plan. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Generally, Wistron has 45 days after acceptance of our purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after acceptance of the applicable purchase order.

        Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. The term of the agreement is for one year and automatically renews for additional one year term, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term. The Wistron agreement automatically renewed for a one-year term in July 2009. In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days notice.

        We purchase materials, supplies and product subassemblies for our ruggedized mobile personal computer tablets from a number of vendors. Some key components included in our line of products are currently available only from single or limited sources. In the past, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. We are dependent upon Microsoft Corporation for various software products, including products included in our ruggedized mobile personal computer tablets.

        Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, we have also acquired component inventory in anticipation of supply constraints.

Intellectual Property

        Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We have four U.S. patents and one Canadian patent, along with one U.S. patent application, one China patent application, one European patent application and one Canadian patent application. We are seeking to obtain additional patent protection for certain key components of our technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. In the past we have had third parties assert exclusive patent, copyright, trademark or other intellectual property right to technologies or marks that are important to our business. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

        We work closely with our contract manufacturer, Wistron, to stay abreast of the latest developments in rugged mobile computer technology. We obtain patent licenses for some technologies, some of which require significant royalty payments, when we believe those licenses are necessary or advantageous to our business. We have entered into non-exclusive licensing arrangements with Microsoft and other software suppliers for various operating systems and application software that we sell with our rugged tablet PCs.

Government Regulation

        Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the U.S. Department of Commerce, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.

Employees

        As of March 31, 2010, we had 37 full-time employees, of which 23 were employed in the operations, engineering, research and development and customer support areas, 6 were involved in corporate, finance and administrative areas, and 8 were employed in sales and marketing. Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Trademarks and Service Marks

        Trademarks or trade names of Xplore used in this Annual Report on Form 10-K include: "iX™" and "AllVue™." Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1A.    Risk Factors

        There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Relating to our Business

We have a history of net losses, we anticipate additional losses and may never become profitable.

        We have incurred net losses in each fiscal year since our inception. For our fiscal year ended March 31, 2010, we incurred a net loss of approximately $5.6 million. In addition, as of March 31, 2010, our accumulated deficit was approximately $121.6 million. Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products. We expect to continue to incur additional operating losses at least through fiscal 2011 as we continue our research and development efforts, introduce new products and expand our sales and marketing activities. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our future products or may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

        Our operations have consumed substantial amounts of cash since inception. From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from debt and equity financings totaling $103.2 million. We expect to continue to spend substantial amounts to complete the development and commercialization of our future products and to continue our research and development programs, including those to advance our current product line. As of March 31, 2010, our working capital was approximately $2.6 million and our cash and cash equivalents were approximately $0.4 million. We believe that cash flow from operations, together with advances under our financing agreement and, if necessary, financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates "Phoenix"), our significant stockholder, will be sufficient to fund our anticipated operations through the balance of fiscal 2011. However, we may seek to access the public or private markets before such time, whenever conditions are favorable or appropriate, even if we do not have an immediate need for additional capital at that time. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us or at all. We have not entered into an agreement with Phoenix or any other potential investors regarding the terms of any additional financing. To the extent we raise additional funds by issuing equity our shareholders may experience significant dilution. Any debt financing, if available, may require us to agree to restrictive covenants that could negatively impact our ability to conduct our business. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital when we need to raise additional funds. If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to significantly decline.

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

In fiscal year 2010, more than 10% of our revenue was derived from one of our customers. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

        Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. In fiscal year 2010, one end-user customer, Dycom Industries, Inc., accounted for approximately 29% of our total revenue and in fiscal year 2009, one end-user customer, National Express Corporation, accounted for approximately 12% of our total revenue. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others, our revenues may fluctuate and our growth would be limited.

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

        Our business is therefore dependent upon Wistron for their manufacturing abilities. During the fiscal years ended March 31, 2010 and 2009, we purchased approximately $9.7 million and $11.6 million, respectively, from Wistron. Our agreement with Wistron contains a provision that allows for termination for any reason. We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed. The availability of Wistron and the amount and timing of resources to be devoted by Wistron to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business. The loss of Wistron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

        We operate in a highly competitive industry. Many of our competitors, such as DRS Technologies, Inc. and General Dynamics Corp. in the tablet area and Panasonic in the notebook markets, have much greater financial, technical, research and development resources and production and marketing capabilities than we do. The principal competitive factors in our industry include:

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

        Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, copyright and trademark laws, trade secret, confidentiality procedures and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information which we regard as proprietary. Policing unauthorized use of our products is difficult, time consuming and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market.

Others could claim that we infringe on their intellectual property rights, which may result in costly and time consuming litigation and could delay or otherwise impair the development and commercialization of our products.

        In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be materially harmed.

We are subject to risks by doing business outside of the United States which could impair our ability to grow our revenues.

        In the fiscal years ended March 31, 2010 and March 31, 2009, approximately 28% and 50%, respectively, of our revenue was comprised of sales made outside of the United States. Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

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

        Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our Chairman and Chief Executive Officer, Mark Holleran, our President and Chief Operating Officer, Michael J. Rapisand, our Chief Financial Officer and Corporate Secretary, and Bryan Bell, our Vice President of Engineering. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel. Competition for such personnel is intense. We may be unable to attract and retain the personnel necessary for the development of our business. Because we have experienced operating losses, we have recently implemented a reduction in workforce and because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need. Our relationships with most of our key employees are "at will."

Also, we do not have "key person" life insurance policies covering any of our employees. The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

        Some key components included in our line of products are currently available only from single or limited sources. In addition, some of the suppliers of these components are also supplying certain of our competitors. We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to us or our contract manufacturers in a timely manner based upon forecasts we provide. We may not be able to develop an alternative source of supply in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, or the margins we receive for our products may suffer, which would negatively impact our future financial performance and, in turn, seriously harm our business.

        At various times, some of the key components for our products have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet our customers' demand, those customers could choose to purchase competing products.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

        We provide, and will continue to provide, forecasts of our demand to our contract manufacturers prior to the scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturer may have excess component inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase the costs of our products.

Our inability to obtain any third-party license required to develop new products and product enhancements could seriously harm our business, financial condition and results of operations.

        From time to time, we are required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. Our inability to obtain any third-party license necessary to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition and results of operations.

Risks Relating to Ownership of our Common Stock

Two of our stockholders, Philip S. Sassower and Phoenix Venture Fund LLC, beneficially own as of May 15, 2010 in the aggregate approximately 49.6% of our voting securities and thus have effective control over matters requiring stockholder approval.

        One of our stockholders, Phoenix Venture Fund LLC, is co-managed by Philip S. Sassower, our Chairman and Chief Executive Officer, and Andrea Goren, one of our directors, and beneficially owns, in the aggregate, approximately 29.2% of our outstanding voting securities. In addition, Mr. Sassower, together with other entities controlled by him, beneficially own approximately 20.4%, in the aggregate, of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower together control approximately 49.6% of our outstanding voting securities. Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

Some of the rights granted to the holders of our Series A Preferred Stock could prevent a potential acquirer from buying our company.

        Holders of our Series A Preferred Stock, which include Phoenix Venture Fund and Mr. Sassower, have the right to block the company from consummating a merger, consolidation, sale of substantially all of its assets or liquidation. Phoenix Venture Fund and Mr. Sassower together control approximately 71.2% of the outstanding Series A Preferred Stock. Accordingly, the holders of our Series A Preferred Stock could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

The anti-takeover effect of certain of our charter provisions could adversely affect holders of our common stock.

        Our authorized capital consists of preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting shares, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

        Our common stock is listed on the Over-the-Counter Bulletin Board market, which is viewed by most investors as a less desirable, and less liquid, marketplace. Trading in our common stock has been somewhat limited. There can be no assurance that an active trading market for our common stock will develop and continue. As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

        In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

  •
  make an individualized written suitability determination for the purchaser; and

  •
  receive the purchaser's written consent prior to the transaction.

        The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to potential investors.

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

        We have never paid cash dividends on our common stock. Our current policy is to retain any future earnings to finance the future development and expansion of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, capital requirements, operating and financial conditions and on such other factors the board of directors deems relevant. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends (which are paid in common stock) are paid on our shares of Series A, Series B, and Series C Preferred Stock. Furthermore, under the terms of our financing agreement with our senior lender, we are prohibited from paying cash dividends to holders of our common stock.

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

Item 3.    Legal Proceedings

        On November 9, 2006, we issued a Statement of Claim against Deloitte & Touché LLP (which we refer to as Deloitte) in the Ontario Superior Court of Justice. In the Statement of Claim, we have alleged negligence against Deloitte with respect to the auditing services provided to us in connection with its audit in accordance with Canadian generally accepted accounting principles of our 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of Cdn. $4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed an answer to the Statement of Claim. On March 28, 2008, Deloitte filed an amended defense and counterclaim against us, seeking indemnification for damages, costs and expenses (including legal fees and disbursements and personnel time) allegedly incurred by Deloitte in responding to regulatory inquiries, requests, reviews or investigations relating to, arising out of or associated with Deloitte's review or audit engagements for or during our fiscal years 2002, 2003 and 2004. We do not expect the counterclaim to have a material adverse impact on our financial condition or results of operations.

        We are involved in other various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is quoted on the OTC Bulletin Board under the symbol "XLRT". We have one class of common stock and three classes of preferred stock. As of May 15, 2010, there were 286 holders of record of our common stock, and the closing price on the OTC Bulletin Board as of May 14, 2010 was $0.11. The following table sets forth the high and low sales price of our common stock on the OTC

Bulletin Board for each quarterly period during the fiscal years ended March 31, 2010 and 2009 as quoted in U.S. dollars.

PERIOD	High	Low
	(US $)	(US $)
Fiscal Year Ended March 31 2010:
First Quarter	0.38	0.08
Second Quarter	0.25	0.07
Third Quarter	0.20	0.07
Fourth Quarter	0.14	0.04
Fiscal Year Ended March 31, 2009:
First Quarter	0.52	0.27
Second Quarter	0.37	0.16
Third Quarter	0.24	0.06
Fourth Quarter	0.13	0.07

Dividend Policy

        We have not declared or paid any dividends on our common stock during our last five fiscal years. Our outstanding shares of Preferred Stock carry an annual 5% dividend, payable quarterly in shares of our common stock or, with respect to our Series A, Series B and Series C Preferred Stock, in cash at our option.

        The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our board of directors may consider appropriate. Under the terms of our certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series A, Series B and Series C Preferred Stock. Furthermore, under the terms of our financing agreement with our senior lender, we are prohibited from paying cash dividends without the senior lender's prior written consent. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        During the three months ended March 31, 2010, we issued 309,092 shares of common stock to a consultant who we reasonably believe is an "accredited investor," as such term is defined in Rule 501 under the Securities Act, in return for approximately $34,000 in investor relations services provided to us from December 15, 2009 to April 14, 2010. The offer and issuance was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws. No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the consultant that the common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        You should read the following discussion and analysis in conjunction with our financial statements and notes included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

        Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have developed new products, including the next generation of our iX104 tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC that requires further design modifications. While we continued to work on our rugged notebook in the early part of fiscal year 2010, we ceased its development to reduce costs during this period of economic malaise and devote our limited resources to our established core business of the iX104 family of rugged, mobile tablet PCs.

        We are dependent upon the market acceptance of our current generation of the iX104™ tablet PC system. We believe the markets initial response to our iX104 has been favorable. However, current global economic conditions have caused many companies to sharply reduce their technology spending and we are experiencing a slow-down in our business. During the three months ended December 31, 2008, we took cost reduction actions in response to market conditions. We reduced our headcount by approximately 43% during that quarter, and in April 2009, we further reduced our headcount by another 17%, setting our current number of employees at 38. In addition, we reduced our development spending which is now generally limited to products we expect to introduce to the market in fiscal 2011.

        Our response to the current economic conditions was to significantly reduce our operating expenses and cash burn and maintain or attain sufficient revenue to be self funding. In the difficult economic environment for fiscal 2010, our revenues declined approximately 3% when compared to fiscal 2009; however, our operating expenses and the net cash used by operating activities for the year ended March 31, 2010 declined by approximately 46% and 69%, respectively, when compared to the year ended March 31, 2009. We believe we have positioned our operating expense structure to enable us to become self funding in the future. Further, we continue to evaluate all other operating costs with a view toward further reducing our operating expenses.

        Management believes that if we can successfully penetrate the military markets with the Armadillo System we should expect to increase our future revenues.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2010 and 2009 and for each of the years in the two year period ended March 31, 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        Our critical accounting policies are as follows:

        Revenue Recognition.    Our revenue is derived from the sale of rugged, mobile technology which includes rugged mobile Tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We follow the principles of Staff Accounting Bulletins 101 and 104, and other related pronouncements. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training and other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances where such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments as our returns have been minimal.

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

        Financial Instruments.    The warrants we issued in connection with secured subordinated promissory notes, common stock or for services have been valued separately using the Black-Scholes methodology. The notes originally reflected in our financial statements are at a discounted value and the difference between this discount amount and the face value of the notes, which is repayable at maturity, is amortized as additional non-cash interest expense during the term of the notes. The determination of the values attributed to the warrants required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

Recent Accounting Pronouncements

        In May 2009, the FASB amended ASC 855, "Subsequent Events," effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on our consolidated financial statements.

        In June 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update ("ASU"). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report are provided in accordance with the Codification. Effective July 1, 2009, we adopted the FASB Codification and its adoption did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "Equity Topic 505—Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

        Sales, Marketing and Support.    Sales, marketing and support expenses include salaries, commissions, agent fees and costs associated with co-operative marketing programs, as well as other personnel-related costs, travel expenses, advertising programs, trade shows and other promotional activities associated with the marketing and selling of our products. We also believe part of our future success will be dependent upon establishing and maintaining successful relationships with a variety of resellers.

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

        General Administration.    General administration expenses consist of salaries and related expenses for finance, accounting, procurement and information technology personnel, investor relations, professional fees, including legal fees for litigation defense as well as litigation settlement payments, corporate expenses, and costs associated with being a U.S. public company, including regulatory compliance costs.

        Interest.    Interest expense includes interest on promissory note borrowings, interest on borrowings related to our credit facility, non-cash interest charges representing the amortization of the value assigned to warrants issued with promissory notes or letters of credit and discounts and amortization of deferred financing costs consisting principally of legal fees and commissions and fees related to financing transactions.

        Other Income and Expense.    Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Fiscal Year Ended March 31, 2010 vs. Fiscal Year Ended March 31, 2009

        Revenue.    Total revenue for the fiscal year ended March 31, 2010 was $21,940,000 as compared to $22,627,000 for the fiscal year ended March 31, 2009, a decrease of $687,000 or approximately 3%. The decrease in revenue was attributable to a decrease in unit sales of approximately 11% offset by an increase in our average selling prices of approximately 8%. The decline in unit sales is principally attributable to the market and economic conditions during fiscal 2010. The increase in average selling prices was principally due to a more favorable product mix in fiscal 2010 as compared to fiscal 2009. Revenue for the year ended March 31, 2009 includes the largest single order in our history which accounted for over $2,650,000 or approximately 12% of our revenue. Due to its volume and unique customization, this single order had special pricing which accounted for the lower average selling price during the year ended March 31, 2009.

        We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. Approximately 72% of our revenue was derived from sales in the United States. No other country outside of the United States accounted for more than 10% of our revenue during the year ended March 31, 2010. Canada was the only country outside of the United States that accounted for more than 10% of our revenue during the year ended March 31, 2009 with approximately 21% of the total revenue. At March 31, 2010, there were two customers with a receivable balance that was greater than 10% of the outstanding accounts receivables, Dycom Industries, Inc. and PSC GROUP, LLC, which accounted for 46% and 15% respectively. These receivables were collected subsequent to our fiscal year end.

        We have a number of customers and in any year a single customer can account for a significant portion of our sales. For the fiscal year ended March 31, 2010, we had a customer located in the United Stated who accounted for approximately 29% of our total revenue. For the fiscal year ended March 31, 2009, we had one customer located in Canada who accounted for approximately 12% of our total revenue.

        Cost of Revenue.    Total cost of revenue for the year ended March 31, 2010 was $16,177,000 compared to $16,245,000 for the year ended March 31, 2009, a decrease of $68,000 or approximately 0.4%. The slight decrease was primarily due to the decline in unit sales offset by an increase in average unit cost associated with the product mix impact of our largest single order in fiscal 2009.

        We rely on a single supplier for the majority of our finished goods. At March 31, 2010 and 2009, we owed this supplier $1,117,000 and $1,294,000, respectively, which was recorded in accounts payable and accrued liabilities. The year to date inventory purchases and engineering services from this supplier at March 31, 2010 and 2009 were $9,697,000 and $11,539,000, respectively.

        Gross Profit.    Total gross profit decreased by $619,000 to $5,763,000 (26.3% of revenue) for the year ended March 31, 2010 from $6,382,000 (28.2% of revenue) for the year ended March 31, 2009. The decrease in gross profit as a percentage of revenue for the year ended March 31, 2010 as compared to the prior year was primarily attributable to the increase in average unit cost arising from the product mix impact of our largest single order occurring in fiscal 2009.

        Sales, Marketing and Support Expenses.    Sales, marketing and support expenses for the year ended March 31, 2010 were $2,457,000 compared to $4,041,000 for the year ended March 31, 2009. The $1,584,000 reduction, or approximately 39%, was in response to the current market and economic conditions. The reduction consisted primarily of declines in headcount related costs of $1,120,000, lower marketing expenses of $179,000, reduced travel and entertainment expenses of $176,000 and a reduction in office expenses of $64,000 associated with the lower head count.

        Product Research, Development and Engineering Expenses.    Product research, development and engineering expenses for year ended March 31, 2010 were $2,710,000 as compared to $6,978,000 for the year ended March 31, 2009, a decrease of $4,268,000, or approximately 61%. Fewer new major product development activities in fiscal 2010 as compared to the prior year accounted for the reductions in product development expenses. In our fiscal year ended March 31, 2009, our major development activities included the Armadillo System, a rugged military tablet/dock system, as well as the next generation of our iX104 rugged tablet, C4, which we introduced to the market in September 2008, and a new rugged, mobile notebook PC. Other product development activities in fiscal 2009 included new accessories such as our global positioning system and a vehicle economy dock. During the fiscal year ended March 31, 2010, our product development focus was predominantly on the Armadillo System, which was completed in fiscal 2010, and to a lesser extent on the next generation of our iX104 rugged tablet, C5, and the rugged notebook PC. Other expense reductions primarily consisted of declines in headcount related costs of $1,584,000 for the year ended March 31, 2010, attributable to a decrease in engineering staff associated with fewer development projects and $2,684,000 in reductions in non-recurring engineering costs that were non-headcount related expenses for the year ended March 31, 2010. A substantial portion of the non-headcount related expenses for the year ended March 31, 2009, were costs attributable to the development of a rugged, mobile notebook PC, and included a one-time charge of $1,200,000 related to design changes for the notebook and increases in depreciation expense of $433,000, principally related to development test chambers and other testing equipment. There were declines in other non-headcount related expenses of $1,140,000 reflecting lower development spend attributable to fewer projects in fiscal 2010.

        General Administration Expenses.    General administration expenses for the year ended March 31, 2010 were $3,408,000 compared to $5,351,000 for the year ended March 31, 2009, a decrease of $1,943,000, or approximately 36%. Our legal expense for fiscal 2010 decreased by $660,000, which principally reflected a reduction in professional fees associated with our litigation defense and litigation settlement costs. In fiscal 2009, we settled a dispute with a value added reseller ("Reseller") related to the Reseller's servicing of our products from 2001 to 2004. We discontinued selling those products in 2004. Pursuant to the terms of the settlement, the Reseller was paid $100,000 in installments through June 15, 2009 and was issued 1,334,000 shares of our common stock. Our warranty reserve for these products, included in accrued liabilities, was adequate to cover the cash payments and the $240,000 fair value of the issued common stock. Legal defense fees that were in excess of the reserve in the amount of $207,000 were recorded as general administration expense. During fiscal 2009, we were also defendants in a patent infringement claim. In April 2009, we entered into a settlement agreement with the plaintiff in exchange for a $16,000 cash payment and 2,000,000 shares of our Series C Preferred Stock. The cash payment and fair market value of the issued shares of $170,000, assuming conversion into common stock, was recorded as general administration expense in fiscal 2009. The remainder of the legal expense decrease was due to lower professional fees related to the legal defense. Excluding the decrease in legal expense, our general administration costs for fiscal 2010 declined by $1,283,000 when compared to fiscal 2009. The decrease principally consisted of lower headcount related costs of $480,000 arising from our cost reduction efforts, a decline in the allowance for doubtful accounts of $311,000 attributable to favorable accounts receivable collections during fiscal 2010, a reduction in the upgrades and training related to our information systems of $208,000, reductions in various corporate related expenses, including travel, rent and office expenses of $156,000 also attributable to our cost reduction efforts, a reduction in fixed assets depreciation of $92,000 and a decrease in costs associated with our public filings of $36,000.

        For fiscal years 2010 and 2009, the fair value of employee stock-based compensation expense was $920,000 and $1,023,000, respectively. The decline in expense of $103,000 for fiscal 2010was principally due to declines attributable to the reduction in our headcount associated with the cost reduction initiatives, as well as lower Black-Scholes valuations of recent stock awards arising from declines in the market value of our common stock. These declines were offset by increases in expense for options granted during the year ended March 31, 2010 and the value of restricted share grants of $179,000 associated with salary reductions effective April 1, 2009. Stock compensation expense was recorded in the employee related functional classification.

        Depreciation and amortization expenses for fiscal years 2010 and 2009 were $511,000 and $944,000, respectively. The majority of our fixed assets are fully depreciated and there has been an aggregate of $456,000 of fixed asset additions in the last two fiscal years, most of which were for marketing demonstration units which are amortized over six months. In addition, fiscal 2009 included $260,000 related to product testing equipment used for the development of the rugged, mobile notebook PC, which was expensed on an accelerated basis These factors account for the decline in depreciation and amortization expense in fiscal 2010 as compared to fiscal 2009. Depreciation and amortization expense is recorded in the related functional classification.

        Interest Expense.    Interest expense for the year ended March 31, 2010 was $2,680,000 compared to $1,105,000 for the year ended March 31, 2009. The increase of $1,575,000 was primarily attributable to increased borrowings in fiscal year 2010 as compared to fiscal year 2009. The issuance of senior secured subordinated promissory notes in the aggregate principal amount of $3,210,000 in November 2009 (the "Senior Notes") and $4,090,000 of secured promissory notes at various dates beginning on September 5, 2008 through November 9, 2009 and the timing of our standby letter of credit financing accounted for the majority of the increase in interest expense for the year ended March 31, 2010. The standby letter of credit financing was established in June 2009 and was terminated in connection with the November 2009 Senior Notes financing. The increases in interest expense for the year ended March 31, 2010 were primarily attributable to increases in non-cash charges for the amortization of values assigned to warrants issued with promissory notes and the standby letter of credit of $867,000 for the year ended March 31, 2010. Included in these amounts was the recognition of $264,000 of unamortized deferred charges associated with the early termination of the standby letter of credit. The interest on the Senior Notes and secured promissory notes increased by $469,000 for the year ended March 31, 2010 attributable to the increase in outstanding debt. At March 31, 2009, there was $3,000,000 of secured promissory notes outstanding as compared to an aggregate of $7,300,000 of similar debt at March 31, 2010. The interest on the Senior Notes and the secured promissory notes for the year ended March 31, 2010 was paid in kind with the issuance of an aggregate of 6,915,554 shares of common stock in July and October 2009 and January and April 2010. The interest on the secured promissory notes for the year ended March 31, 2009 was paid in kind with the issuance of an aggregate of 2,045,323 shares of common stock in January and April 2009. These non-cash related charges comprised approximately 77% of the interest expense for the year ended March 31, 2010 as compared to approximately 66% of the interest expense for the year ended March 31, 2009. Also contributing to increases in interest expense for the year ended March 31, 2010 were increases in the amortization of deferred financing costs, comprised primarily of commissions and legal fees, of $216,000. The average outstanding balance of our working capital facilities increased during the year ended March 31, 2010 as compared to the year ended March 31, 2009, resulting in an increase in interest expense of $23,000.

        Other Expense.    Other expense for the year ended March 31, 2010 was $77,000 compared to $124,000 for the year ended March 31, 2009.

        Net Loss.    The net loss for the year ended March 31, 2010 was $5,569,000 ($0.05 per share) compared to a net loss of $11,217,000 ($0.15 per share) for the year ended March 31, 2009. The decrease in fiscal 2010 in our net loss of $5,648,000 and loss per share, was primarily due to the cost reduction initiatives which resulted in a reduction of approximately $7,795,000 of operating expenses. These operating expense reductions were offset by a decrease in gross profit of $619,000 and an increase in interest expense of $1,575,000.

        Net Loss Attributable to Common Shareholders.    Net loss attributable to common shareholders for the year ended March 31, 2010 was $7,207,000 compared to $12,830,000 for the year ended March 31, 2009. We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the years ended March 31, 2010 and 2009 were $1,638,000 and $1,613,000, respectively. The increase in dividends is attributable to the issuance of 2,000,000 shares of Series C Preferred Stock in April 2009.

Liquidity and Capital Resources

        The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through at least the end of our fiscal year ending March 31, 2011. As of March 31, 2010, our working capital was $2.6 million and our cash and cash equivalents were $0.4 million. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $103.2 million.

        Sources of capital that are immediately available to us are through a new financing agreement with a specialty finance company to finance eligible accounts receivables with a maximum limit of up to $4 million depending upon eligible assets, and our principal shareholder, Phoenix.

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

        On September 15, 2009, we entered into a new agreement with the senior lender to replace the then existing loan and security agreement. Under the terms of the new agreement, we borrowed against certain eligible U.S. and Canadian accounts receivable, as defined, up to a maximum $4,000,000. Borrowings bore interest at the bank's prime rate plus 3.42% per annum, subject to a minimum monthly interest fee of $4,000. We were obligated to repay each loan advance on the earliest of the date on which the financed receivable payment was received or the date to which the financed receivable became ineligible or 90 days past due. The maturity date of the new agreement was February 5, 2010.

        On September 30, 2009, we raised $300,000 in a private placement with JAG Multi Investments LLC through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of our common stock at $0.10 per share.

        On October 13, 2009, we raised $170,000 in a private placement with Philip Sassower, our Chairman and Chief Executive Officer, through the issuance of a secured demand note (the "Sassower Demand Note") and warrants to purchase up to 850,000 shares of our common stock at $0.10 per share.

        On November 5, 2009, we entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which we could issue up to $3,300,000 of senior secured subordinated promissory notes (the "Senior Notes") and warrants (the "Warrants") to purchase up to 33,000,000 shares of our common stock at an exercise price of $0.10 per share. Pursuant to the Note Purchase Agreement, we issued Senior Notes in the aggregate principal amount of $3,210,000 and Warrants to purchase 32,100,000 shares of our common stock in two separate closings on November 5, 2009 and November 9, 2009. The Senior Notes are due and payable in full on December 31, 2011 and bear interest at the rate of 10% per annum. Interest on the Senior Notes may be paid in cash or, at our option, in shares of our common stock. The Senior Notes are secured by all of our assets. The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of our senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under our note purchase agreement, dated September 5, 2008, as amended (the "Fall 2008 Agreement"), and note purchase agreement, dated as of February 27, 2009, as amended (the "Spring 2009 Agreement"). The Warrants issued to the Senior Note purchasers are exercisable beginning on January 15, 2010 and expire on January 14, 2013.

        Mr. Sassower purchased $1,000,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the November 2009 private placement of Senior Notes. The Senior Note and Warrant issued to Mr. Sassower were purchased with $830,000 in cash and the conversion of the Sassower Demand Note.

        In addition, on November 5, 2009, we and a majority-in-interest of the purchasers under the Fall 2008 Agreement and Spring 2009 Agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under the note purchase agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of our common stock issued in connection with such notes from February 27, 2012 to January 14, 2013.

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

        On December 10, 2009, our wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the "ARPA") with DSCH Capital Partners, LLC d/b/a Far West Capital ("FWC"), a specialty finance company. Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis up to a maximum of $4,750,000. Under the terms of the ARPA, FWC may purchase our eligible receivables with full recourse for the face amount of such eligible receivables less a discount of 0.52%. In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrue daily. FWC retains 15% of the purchase price of the receivables as a reserve amount.

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

        The ARPA contains standard representations, warranties, covenants, indemnities and releases for transactions of this type. We have guaranteed the obligations of our subsidiary under the ARPA pursuant to the terms and provisions of a corporate guaranty and suretyship. In addition, pursuant to the ARPA, our obligations under the ARPA are secured by a first priority security interest on all of our assets.

        As of June 2, 2010, there were no borrowings outstanding under the ARPA.

        We believe that cash flow from operations, together with borrowings under the ARPA and, if necessary, continued financial support from an affiliate of Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2011. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

        The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2010	2009
	(in thousands of US dollars)
Net cash used in operating activities	$(1,927)	$(6,239)
Net cash used in investing activities	(214)	(242)
Net cash provided by financing activities	1,736	6,542
Cash and cash equivalents at year end	389	794

        Net cash used in operating activities in fiscal year 2010 was $1,927,000 as compared to $6,239,000 in fiscal year 2009, a decrease of $4,312,000, or approximately 69%. The decrease was principally due to a decline in our net loss net of items not affecting cash of $5,917,000, due primarily to our reduction of our operating expenses by 46% combined with favorable reductions in inventory levels of $1,000,000 and prepaid expenses and other assets of $1,146,000 offset by an unfavorable timing of accounts receivable billings and collections of $3,399,000 and unfavorable reduction arising from the timing of accounts payable of $352,000.

        Net cash used in investment activities consists of additions to fixed assets, principally tooling and test equipment for our new products and demonstration units.

        Net cash provided by financing activities for the years ended March 31, 2010and 2009 was $1,736,000 and $6,542,000, respectively. Net cash provided by financing activities for the year ended March 31, 2010 consists of net proceeds from the private placement issuances of Senior Notes, secured promissory notes and warrants of $3,148,000 plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan and a private placement of $85,000 less net repayments of $1,497,000 of our working capital credit facility. Net cash provided by financing activities for the year ended March 31, 2009 consisted of net borrowings of $2,052,000 from our working capital credit facilities and net proceeds from private placement issuances of secured promissory notes and common stock of $4,422,000, as well as proceeds from the exercise of stock options of $68,000.

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

        As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission's rules and forms. Also to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding the required disclosure.

(b)   Management's report on internal control over financial reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2010, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since temporary rules of the SEC permit us to provide only management's report on this Annual Report on Form 10-K.

(c)   Changes in internal control over financial reporting.

        As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        Our stockholders voted on five matters at our annual meeting of stockholders held on January 14, 2010. Our stockholders (i) approved the election of Francis J. Elenio, F. Ben Irwin, Thomas F. Leonardis, Brian Usher-Jones, Philip Sassower, and Andrea Goren to our board of directors, (ii) ratified the appointment of PMB Helin Donovan, LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010, (iii) approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance to 450,000,000 shares of common stock, (iv) approved an amendment to our Certificate of Incorporation to increase the number of shares of preferred stock authorized for issuance to 150,000,000 shares of preferred stock and (v) adopted our 2009 Stock Incentive Plan. Voting tabulations for the election of the above directors were as follows:

Name	Votes For	Votes Withheld
Francis J. Elenio	110,986,133	72,970
F. Ben Irwin	110,986,133	60,970
Thomas F. Leonardis	110,986,133	60,970
Brian Usher-Jones	110,986,133	60,970
Philip S. Sassower	110,986,133	792,838
Andrea Goren	110,986,133	792,838

        The voting tabulation for the ratification of PMB Helin Donovan as our independent registered public accounting firm for the fiscal year ending March 31, 2010 was as follows:

Votes For	Votes Against	Abstentions	Unvoted
113,040,337	15,737	353,522	0

        The voting tabulation for the approval of an amendment to our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance to 450,000,000 shares of common stock was as follows:

Votes For	Votes Against	Abstentions	Unvoted
131,985,814	1,386,557	37,255	0

        The voting tabulation for the approval of an amendment to our Certificate of Incorporation to increase the number of shares of preferred stock authorized for issuance to 150,000,000 shares of preferred stock was as follows:

Votes For	Votes Against	Abstentions	Unvoted
109,268,830	1,753,198	37,075	22,350,493

        The voting tabulation for the adoption of our 2009 Stock Incentive Plan was as follows:

Votes For	Votes Against	Abstentions	Unvoted
108,533,219	2,452,634	73,250	22,350,493

        Reference is made to our Schedule 14A, dated November 25, 2009, containing a definitive Proxy Statement, which we distributed to our stockholders of record as of November 23, 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information concerning the directors and executive officers of our company as of May 31, 2010:

Name	Age	Positions with our Company
Philip S. Sassower	70	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	52	President and Chief Operating Officer
Michael J. Rapisand	50	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	49	Vice President of Engineering
Francis J. Elenio	44	Director
Andrea Goren	42	Director
Ben Irwin	50	Director
Thomas F. Leonardis	65	Director
Brian E. Usher-Jones	64	Director

        Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has been a director of our company and served as Chairman of the Board of Directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. On May 13, 2008, Mr. Sassower was named Chairman of the Board and Acting Chief Executive Officer of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal shareholder.

        Mark Holleran has served as our President and Chief Operating Officer since February 2006. Mr. Holleran served as our Vice President of Sales from April 2003 to February 2006. Prior to joining our company, Mr. Holleran was a consultant with the consulting firm of Cox Consulting Ltd. from 2002 to 2003. Prior to joining us, Mr. Holleran served as President and Chief Executive Officer of Wavestat Wireless Inc., a developer of wireless products, from 2000 to 2002. Mr. Holleran served as Vice-President—Sales and Marketing at Cabletron Systems of Canada from 1996 to 1999.

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

        Bryan J. Bell became our Vice President of Engineering in May 2008. Prior to joining us, Mr. Bell was Vice President of Operations at Sirific Wireless a developer of solutions for 3.5G multi-mode, multi-band mobile cellular and broadband data for notebook computers, since February 2003. From October 2000 to February 2003, he was DSL Engineering Team Leader at Texas Instruments. From February 1997 to October 2000, Mr. Bell was the Vice President and General Manager of the notebook computer business of Acer Advanced Labs, Inc.

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

        Brian E. Usher-Jones has been a director of our company since 1996. Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker. Mr. Usher-Jones is currently a director of Wireless Age

Communications Inc. From November 2000 to September 2006, Mr. Usher-Jones served as Chairman and Chief Executive Officer of Oromonte Resources Inc., a mining exploration company. From November 2002 to September 2005, Mr. Usher-Jones served as Chairman of Greenshield Resources Ltd., a mining exploration company. From April 1997 to June 2004, Mr. Usher-Jones served as a director of Calvalley Petroleum Inc., an oil exploration company. From June 2001 to July 2004, Mr. Usher-Jones served as a director of Pivotal Self-Service Technologies Inc., which installs ATM machines. From January 2001 to December 2003, Mr. Usher-Jones served as Chairman of International Vision Direct, an internet seller of contact lenses. Mr. Usher-Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001.

        There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis. Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2010 fiscal year except for one late Form 4 filing for each of Mr. Sassower, Mr. Goren, Mr. Elenio, Mr. Irwin, Mr. Leonardis and Mr. Usher-Jones.

Code of Ethics

        We have adopted a code of ethics that applies to the members of our board of directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees. A copy of our code of ethics is available, without charge, upon written request directed to our Chief Financial Officer, Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728.

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

Item 11.    Executive Compensation

Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation for our fiscal years ended March 31, 2010 and 2009 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2010. In this Annual Report on Form 10-K we refer to such officers as our "named executive officers."

Name and Principal Position	Year	Salary US($)		Bonus US($)		Option Awards US($)(1)		Total US($)
Philip S. Sassower—	2010	—		—		41,588	(3)	41,588
Chief Executive Officer(2)	2009	—		—		38,710	(3)	38,710
Mark Holleran—	2010	250,000	(4)	90,232	(5)	244,989		585,221
President and Chief Operating Officer	2009	250,000		113,385	(5)	337,281		700,666
Michael J. Rapisand—	2010	180,000	(6)	—		43,116		223,116
Chief Financial Officer(7)	2009	180,000		—		67,145		247,145

(1)
Option award amounts included in this table reflect the compensation cost for the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2)
Mr. Sassower does not receive a salary in connection with his services as our Chief Executive Officer. Mr. Sassower is the Chairman of our Board of Directors.

(3)
Mr. Sassower was entitled to receive fees for fiscal years 2010 and 2009 in connection with being a member of our Board of Directors. For each year, Mr. Sassower accepted options to purchase 150,000 shares of our common stock in lieu of such fees. Such amount includes those options.

(4)
Mr. Holleran accepted 500,000 shares of our common stock in April 2010 in lieu of $50,000 of cash compensation for fiscal 2010. Mr. Holleran surrendered 169,750 shares to us to satisfy income tax obligations.

(5)
Under the terms of Mr. Holleran's Management by Objective (MBO) plan, in fiscal years 2010 and 2009 he had the opportunity to earn a cash bonus of up to 100% of his base salary ($250,000) based on the achievement of revenue objectives. Mr. Holleran's bonuses in fiscal years 2010 and 2009 were based on his efforts in managing our sales team and he did not earn any compensation under his MBO plans as the objectives were not achieved.

(6)
Mr. Rapisand accepted 300,000 shares of our common stock in April 2010 in lieu of $30,000 of cash compensation for fiscal 2010. Mr. Rapisand surrendered 120,450 shares to us to satisfy income tax obligations.

(7)
Under the terms of Mr. Rapisand's MBO plan in fiscal years 2010 and 2009, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of revenue objectives. The objectives under Mr. Rapisand's MBO plan were not achieved in fiscal years 2010 and 2009 and no bonus was earned.

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

        Our executive officers who receive a cash salary accepted shares of common stock in lieu of cash for reductions in cash salaries in fiscal 2010.

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

        Each of our named executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan as discussed in footnotes 5 and 7 in the summary compensation table for fiscal years 2010 and 2009.

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

  Employment Agreements

  Mark Holleran

        On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement was for a period of two years, and is renewable for additional one year periods. It was renewed in June 2010 for an additional year. In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary of $250,000 per year of which $200,000 is paid in cash and $50,000 is paid through a restricted stock award, subject to any increase as may be approved by our board of directors. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance. In connection with entering into the employment agreement, Mr. Holleran received options to purchase 1.2 million shares of common stock with an exercise price of $0.34 per share. The options he received vested in equal annual installments over a period of three years commencing on June 30, 2006. As part of this grant, Mr. Holleran agreed to the extinguishment of any options previously granted to him that did not vest on or before June 22, 2006.

        Mr. Holleran is also eligible to participate in a transaction bonus pool in the event of the sale of our company during the term of Mr. Holleran's employment agreement. The amount of the transaction bonus pool will be based upon the total consideration received by our stockholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool.

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

  Severance and Change in Control Benefits

        Mark Holleran, our President and Chief Operating Officer, has a provision in his employment agreement that gives him severance benefits if his employment is terminated without cause. In addition, his employment agreement provides for the acceleration of his then unvested options following a change in control of our company. Mr. Holleran will also receive a transaction bonus if our company is sold during the term of his employment. The amount of the transaction bonus will be based upon the total consideration received by our stockholders from the sale of our company, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool that is eligible to be paid to our executives. In addition, under the terms of our transaction bonus pool, if our company is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the pool, our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool and the remaining 15% of the pool will be distributed among our senior management team as determined by our board of directors.

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

  Stock Ownership Requirements

        We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2010 Fiscal Year-End

        The following table sets forth the equity awards outstanding at March 31, 2010 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	150,000	—		$0.93	06/21/2010
Chief Executive Officer	200,000	—		$0.44	08/29/2011
	—	39,946	(1)	$0.10	04/30/2014
	150,000	—		$0.15	06/10/2014
	150,000	—		$0.15	06/10/2014
Mark Holleran—	113,334	—		$0.93	06/21/2010
President and Chief Operating Officer	1,200,000	—		$0.38	06/30/2011
	1,566,668	—		$0.44	08/29/2011
	1,244,443	622,221	(2)	$0.50	12/19/2012
	—	1,886,992	(3)	$0.10	12/19/2012
Michael J. Rapisand—	660,554	—		$0.44	08/29/2011
Chief Financial Officer	—	568,381	(4)	$0.10	04/30/2014

(1)
13,316 options vest on April 30, 2010, 13,315 options vest on April 30, 2011 and 13,315 options vest on April 20, 2012.

(2)
622,221 options vest on December 19, 2010.

(3)
628,997 options vest on April 30, 2010, 628,997 options vest on April 30, 2011 and 628,998 options vest on April 20, 2012.

(4)
189,460 options vest on April 30, 2010, 189,460 options vest on April 30, 2011 and 189,461 options vest on April 20, 2012.

  Estimated Payments and Benefits Upon Termination or Change in Control

  Holleran Employment Agreement

        The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment terminated as of the March 31, 2010, the last business day of our last fiscal year. If Mr. Holleran's employment is terminated by us without cause, as a result of his death or disability, by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$101,809	(5)
Benefits and Perquisites:	$95,738	(6)

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

(6)
Represents payments of $1,315 a month to pay the cost of Mr. Holleran's continued participation in our group health plans under COBRA during the 12-month severance period and a maximum of $80,000 which Mr. Holleran is entitled to be reimbursed for his relocation costs back to Canada.

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

        The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2010, the last business day of our 2010 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—(3)
Mark Holleran—President and Chief Operating Officer	$472,319	(4)	—(3)
Michael J. Rapisand—Chief Financial Officer	$283,391	(5)	—(3)

(1)
Our named executive officers (except for Philip S. Sassower) are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our company. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $0.34 and 10% of the remaining per share consideration received through such sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. For example, if a sale of our company is completed and each holder of our common stock will receive $1.00 per share after transaction expenses, the transaction bonus pool will be equal to 5% on the first $0.34 per share and 10% on the balance per share ($0.66 per share). The participation in the transaction bonus pool will be allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer, 30% of the pool to Michael J. Rapisand, our Chief Financial Officer, 5% of the pool to Bryan J. Bell, our Vice President of Engineering and the balance to our then current senior management team, as determined by our board of directors, in consultation with Mr. Holleran.

(2)
Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)
Pursuant to the terms of our Amended Plan, all outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.085 per share, which represents the closing price of our common stock on March 31, 2010 as reported by the OTC Bulletin Board, the exercise price of all of the options held by such executive officer would be above the market price and thus the accelerated options would have a value of nil.

(4)
Assuming (i) a per share sales price of $0.085, which represents the closing price of our common stock on March 31, 2010 as reported by the OTC Bulletin Board and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $472,260. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)
Assuming (i) a per share sales price of $0.085, which represents the closing price of our common stock on March 31, 2010 as reported by the OTC Bulletin Board, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $283,356. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

Director Compensation

        In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay our directors a fee to attend board meetings. Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference. In addition, from time to time, we grant options to our directors to purchase shares of our common stock. We also reimburse our directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. For the fiscal years ended March 31, 2010 and 2009, we did not pay our board of directors their cash fees to attend meetings. Our board of directors elected to accept stock options in lieu of cash payments. On June 10, 2009, each director was granted options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, for each of the fiscal years 2010 and 2009, which options for fiscal 2009 were fully vested as of the date of grant and are exercisable for five years, and options for fiscal 2010 were fully vested on March 31, 2010 and are exercisable for five years.

Fiscal Year 2010 Director Compensation

        The following table sets forth compensation information for our directors who are not named executive officers for our fiscal year ended March 31, 2010.

Name	Aggregate Option Awards Outstanding (#)	Option Awards ($)	Total ($)
Brian E. Usher-Jones	568,480	40,442	40,442
Andrea Goren	769,839	41,588	41,588
Thomas F. Leonardis	769,839	41,588	41,588
Frank Elenio	568,480	50,085	50,085
Ben Irwin	150,000	16,363	16,363

        There were no fees paid to our directors in cash during the fiscal year ended March 31, 2010.

2009 Stock Incentive Plan

        On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Up to 25.1 million shares of common stock may be issued under the 2009 Stock Plan, which represents approximately 10% of our total issued and outstanding shares of common and convertible preferred stock. The 2009 Stock Plan became effective retroactively as of June 10, 2009 upon the shareholder approval on January 14, 2010.

        Generally, the vesting of options and the retention of restricted shares granted under the plan are conditioned on a period or successive periods of continuous service of the award recipient. Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.

Employee Stock Purchase Plan

        On November 5, 2008, we adopted the Employee Stock Purchase Plan, which we refer to as the ESPP. The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions. To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year. Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter. The purchase price is 95% of the fair market value per share of our common stock on the start date of the offering period.

        The initial offering period began on January 1, 2009 and terminated on March 31, 2010 and had a purchase price of $0.096 per share. The offering period for the fiscal year 2011 began on April 1, 2010 and will terminate on March 31, 2011 and has a purchase price of $0.08075 per share.

        Up to 5,000,000 shares are reserved for purchase under the ESPP. The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated. It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Amended Stock Option Plan

        We also maintain an amended and restated stock option plan (which we refer to as the Amended Share Option Plan), the purpose of which was to attract, retain and motivate eligible persons whose contributions are important to our success and to advance the interests of our company by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company. This plan was superseded by the 2009 Stock Incentive Plan and will continue until the expiration of current outstanding options issued under the plan.

        Pursuant to the Amended Share Option Plan, our board of directors was authorized, from time to time in its discretion, to issue to directors, officers, employees and consultants of our company and its affiliates options to acquire common stock of our company at such prices as may be fixed by our board of directors at that time; provided, however, that the option exercise price was in no circumstances be lower than the market price of our common stock at the date the option is granted. Options granted under the Amended Share Option Plan are generally non-assignable, are exercisable for a term not exceeding 10 years and generally vest over a three year period in three annual installments, as determined by our board of directors.

        The number of shares of common stock issuable upon exercise of options granted to insiders at any time pursuant to the Amended Share Option Plan cannot exceed 10% of our total issued and outstanding shares of common and preferred stock, and the number of shares issued to insiders, within any one year period, under the Amended Share Option Plan cannot exceed 10% of our total issued and outstanding shares.

        Subject to certain specific listed exceptions and to any express resolution passed by our board of directors with respect to an option granted under the Amended Share Option Plan, an option and all rights to purchase common stock shall expire and terminate immediately upon the person who holds such option ceasing to be a director, officer, employee or consultant of our company and its affiliates.

        In July 2009, our board of directors adopted the 2009 Stock Plan. Accordingly, no additional options will be issued under the Amended Share Option Plan. The number of shares issuable under the Amended Share Option Plan is limited to 16,301,615 shares, which represent the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted. At March 31, 2010, 15,350,892 shares are covered by options outstanding.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,100,892	$0.32	23,350,000
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	17,100,892	$0.32	23,350,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our capital stock as of May 15, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our "named executive officers" and (iv) our directors and executive officers as a group.

				Series A Preferred Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series C Preferred Stock Beneficially Owned
	Common Stock Beneficially Owned
				Number of Shares of Series A Preferred Stock			Number of Share of Series B Preferred Stock		Number of Shares of Series C Preferred Stock
Name of Beneficial Owner(1)	Number of Shares of Common Stock(2)		Percentage of Class(3)			Percentage of Class(4)		Percentage of Class(5)			Percentage of Class(6)	Percentage of Combined Classes(7)
Philip S. Sassower	36,322,342	(8)	23.0%	13,676,370	(23)	21.8%	—	—	1,000,000		5.9%	20.4%
Mark Holleran	5,409,213	(9)	3.9%	—		—	—	—	—		—	2.1%
Michael J. Rapisand	1,300,918	(10)	1.0%	147,059		*	—	—	—		—	*
Bryan J. Bell	1,353,132	(11)	*	—		—	—	—	—		—	*
Brian E. Usher-Jones	936,577	(12)	*	—		—	—	—	—		—	*
Andrea Goren	4,655,670	(13)	3.4%	—		—	—	—	200,000	(26)	1.2%	1.9%
Thomas F. Leonardis	689,946	(14)	*	—		—	—	—	—		—	*
Frank Elenio	456,160	(15)	*	—		—	—	—	—		—	*
Ben Irwin	150,000	(16)	—	—		—	—	—	—		—	—
Phoenix Venture Fund LLC	30,371,585	(17)	21.0%	31,032,014	(24)	49.4%	—	—	3,320,000		19.4%	29.2%
110 East 59th Street
New York, NY 10022
Alex and James Goren	17,394,419	(18)	12.0%	4,357,708	(25)	6.9%	—	—	800,000	(27)	4.7%	9.3%
150 East 52nd Street
New York, NY 10022
JAM Capital Assoc. LLC	5,082,604	(19)	3.7%	1,130,137		1.8%	—	—	1,000,000		5.9%	3.1%
112 W 56th
New York, NY 10019
William Freas	1,475,866		1.1%	—		—	2,941,177	35.3%	—		—	2.2%
c/o Joseph Gunnar & Co.
30 Broad Street
New York, NY 10004
James J O'Donnell	5,133,154	(20)	3.7%	780,655		1.2%	—	—	900,000		5.3%	2.9%
845 UN Plaza
New York, NY 10017
Keith Guenther	2,316,517	(21)	1.7%	—		—	—	—	840,000		4.9%	1.3%
25391 Commercenter
Dr Ste 200 Lake Forest,
CA 92630
Harmir Realty Co	924,262		0.7%	—		—	—	—	1,070,000		6.3%	*
12 E 49th
New York, NY 10017
Fifty-Ninth Street Investors LLC	651,391		*	—		—	—	—	1,000,000		5.9%	*
110 E 59th Street
New York, NY 10022
Ross Irvine	541,223		*	—		—	1,000,000	12.0%	—		—	*
c/o Sky Capital LLC
110 Wall Street
New York, NY 10005
Adrian Maginnis	169,061		*	—		—	500,000	6.0%	—		—	*
21 Ravranet Rd
Lisburn, Country Atrium BT27 5NB
All directors and executive
officers as a group
(10 persons)(22)	47,613,958		28.5%	13,823,429		22.0%	—	—	—		—	23.8%

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

(2)
Options and warrants exercisable within 60 days of May 15, 2010 are deemed outstanding for the purposes of computing the percentage of shares owned by that person, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)
Based on 134,081,695 shares of common stock issued and outstanding as of May 15, 2010.

(4)
Based on 62,873,781 shares of Series A Preferred Stock issued and outstanding as of May 15, 2010 that is convertible into common stock at a conversion ratio of 1.34.

(5)
Based 8,334,982 shares of Series B Preferred Stock issued and outstanding as of May 15, 2010 that are convertible into common stock at a conversion ratio of 1.33.

(6)
Based 17,074,000 shares of Series C Preferred Stock issued and outstanding as of May 15, 2010 that are convertible into common stock at a conversion ratio of 1.25.

(7)
Based on 134,081,695 shares of common stock, 62,873,781 shares of Series A Preferred Stock, convertible into 84,420,625 shares of common stock, 8,334,982 shares of Series B Preferred Stock, convertible into 11,113,031shares of common stock, and 17,074,000 shares of Series C Preferred Stock, convertible into 21,342,500 shares of common stock, issued and outstanding as of May 15, 2010.

(8)
Includes 5,691,989 shares of common stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 7,892,500 shares of common stock that Phoenix Enterprises Family Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010, 1,450,000 shares of common stock that Mr. Sassower has the right to acquire under an outstanding warrant exercisable within 60 days after May 15, 2010, 689,946 shares of common stock that Mr. Sassower has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010, 3,660,000 shares of common stock that Mr. Sassower has the right to control under outstanding warrants exercisable within 60 days after May 15, 2010, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares, and 3,406,962 shares of common stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust. Does not include 76,186,815 shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(9)
Includes 4,753,442 shares of common stock that Mr. Holleran has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(10)
Includes 850,014 shares of common stock that Mr. Rapisand has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(11)
Includes 1,043,120 shares of common stock that Mr. Bell has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(12)
Includes 522,827 shares of common stock that Mr. Usher-Jones has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(13)
Includes 689,946 shares of common stock that Mr. Goren has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010, 250,000 common shares that Mr. Goren has the right to acquire under outstanding warrant exercisable within 60 days after May 15, 2010, owned of record by Andax LLC, in which Mr. Goren is the manager, and 3,660,000 common shares that Mr. Goren has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010, owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares. Does not include 76,186,815 shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(14)
Includes 689,946 shares of common stock that Mr. Leonardis has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(15)
Includes 456,160 shares of common stock that Mr. Elenio has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(16)
Includes 150,000 shares of common stock that Mr. Irwin has the right to acquire under outstanding options exercisable within 60 days after May 15, 2010.

(17)
Includes 10,340,000 shares of common stock that Phoenix Venture Fund LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010. Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(18)
Consists of 4,791,992 shares of common stock owned of record by JAG Multi Investment LLC, 11,042,500 shares of common stock that JAG Multi Investment LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010 and 1,559,927 shares of common stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(19)
Includes 2,795,000 shares of common stock that JAM Capital Associates LLC has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010.

(20)
Includes 3,200,000 shares of common stock that James O'Donnell has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010.

(21)
Includes 1,000,000 shares of common stock that Keith Guenther has the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010.

(22)
Includes 9,845,401 shares of common stock our directors and executive officers have the right to acquire under outstanding options exercisable within 60 days after May 15, 2010 and 23,252,500 shares of common stock our directors and executive officers have the right to acquire under outstanding warrants exercisable within 60 days after May 15, 2010. Does not include 76,186,815shares of common and preferred stock beneficially owned by Phoenix Venture Fund LLC, in which Philip S. Sassower and Andrea Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

(23)
Includes 5,171,847 shares of Series A Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC and 3,079,546 shares of Series A Preferred Stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, entities controlled by Mr. Sassower. Does not include 31,032,014 shares of Series A Preferred Stock beneficially owned by Phoenix Venture Fund LLC, in which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix Venture Fund LLC.

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

(26)
Consists of 200,000 shares of Series C Preferred Stock owned of record by Andax LLC, in which Mr. Goren is the manager.

(27)
Consists of 800,000 shares of Series C Preferred Stock owned of record by JAG Multi Investment LLC. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        On April 30, 2009, our board of directors granted options to our executive officers to purchase an aggregate of 3,084,731 shares of common stock, to our other employees to purchase an aggregate of 1,780,406 shares of common stock and to our directors to purchase an aggregate of 496,478 shares of common stock. The options are exercisable for five years, have an exercise price of $0.10 per share and vest annually in equal installments over three years beginning on the first anniversary of the date of grant.

        On May 29, 2009, we entered into the twelfth amendment to our revolving credit facility with our commercial lender at the time. Pursuant to the Twelfth Amendment, among other things, we arranged for our commercial lender to provide up to $1 million of additional availability in excess of our borrowing base, based on a supporting irrevocable standby letter of credit issued by a bank (the "Issuing Bank"), for the account of Philip Sassower, our Chairman and Chief Executive Officer, and Susan Sassower, the wife of Philip Sassower (the "Supporting Letter of Credit Applicants") in favor of the commercial lender, in the amount of $1,000,000 (the "Supporting Letter of Credit").

        In order to induce the Supporting Letter of Credit Applicants to cause the Issuing Bank to issue the Supporting Letter of Credit, we entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the "Letter of Credit Agreement"), with the Supporting Letter of Credit Applicants whereby we agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the Supporting Letter of Credit and the entry into the Letter of Credit Agreement and the Twelfth Amendment, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the Issuing Bank in connection with any drawings made our lender under the Supporting Letter of Credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the Supporting Letter of Credit, including the issuance by us to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.10 per share; and (iv) grants to the Supporting Letter of Credit Applicants a security interest in all of our assets to secure our obligations to the Supporting Letter of Credit Applicants. The security interest granted by us to the Supporting Letter of Credit Applicants is subordinated to the rights and security interest of our commercial lender under the Loan Agreement and senior to the rights and security interest of the holders of the Fall 2008 Agreement dated, as amended and the Spring 2009 Agreement (collectively, the "Note Purchasers"). Upon an event of default, as set forth in the Letter of Credit Agreement, the Supporting Letter of Credit Applicants could exercise all remedies permitted by the Letter of Credit Agreement or at law or in equity, subject to the subordination agreement with our commercial lender.

        On June 10, 2009, we granted to each of our directors options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, in lieu of cash compensation payable to the directors for their service to us for the fiscal year ended March 31, 2009. Such options were fully vested as of the date of grant and are exercisable for five years. On June 10, 2009, we also granted to each director options to purchase 150,000 shares of common stock at an exercise price of $0.15 per share, for services to be rendered to us for the 2010 fiscal year. Those options fully vested on March 31, 2010 and are exercisable for five years.

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

        On October 13, 2009, we raised $170,000 in a private placement with Philip Sassower, our Chairman and Chief Executive Officer, through the issuance of a secured demand note (the "Sassower Demand Note") and warrants to purchase up to 850,000 shares of our common stock at $0.10 per share.

        On November 5, 2009, we entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which we could issue up to $3,300,000 of senior secured subordinated promissory notes (the "Senior Notes") and warrants (the "Warrants") to purchase up to 33,000,000 shares of our common stock at an exercise price of $0.10 per share. Pursuant to the Note Purchase Agreement, we issued Senior Notes in the aggregate principal amount of $3,210,000 and Warrants to purchase 32,100,000 shares of our common stock in two separate closings on November 5, 2009 and November 9, 2009. The Senior Notes are due and payable in full on December 31, 2011 and bear interest at the rate of 10% per annum. Interest on the Senior Notes may be paid in cash or, at our option, in shares of our common stock. The Senior Notes are secured by all of our assets. The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes were subordinated to the rights and security interest of our senior lender at the time, but are senior to the indebtedness held by the purchasers who purchased notes under the Fall 2008 Agreement, and the Spring 2009 Agreement. The Warrants issued to the Senior Note purchasers are exercisable beginning on January 15, 2010 and expire on January 14, 2013.

        Mr. Sassower purchased $1,000,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the November 2009 private placement of Senior Notes. The Senior Note and Warrant issued to Mr. Sassower were purchased with $830,000 in cash and the conversion of the Sassower Demand Note.

        In addition, on November 5, 2009, we and a majority-in-interest of the purchasers under the Fall 2008 Agreement and Spring 2009Agreement, including Phoenix, agreed to extend the maturity date of the secured subordinated promissory notes issued under the note purchase agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of our common stock issued in connection with such notes from February 27, 2012 to January 14, 2013.

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

        At March 31, 2010, outstanding promissory notes to Phoenix were $3,700,000. For the years ended March 31, 2010 and 2009, interest expense of $340,000 and $121,000, respectively, was recognized and paid through the issuance of 3,754,896 and 1,613,212, respectively, shares of our common stock issued quarterly.

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

Item 14.    Principal Accounting Fees and Services.

  Principal Accountant Fees

Fee Category	Fiscal Year 2010	% of Total	Fiscal Year 2009	% of Total
Audit Fees(1)	$126,000	95%	$129,950	100%
Audit-Related Fees(2)	—		—
Tax Fees	$7,000	5%	—
All Other Fees	—		—

Total Fees	$134,000	100%	$129,950	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2010 and 2009 and have fees of $126,000 and $129,950, respectively.

(2)
No fees were paid to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our quarterly consolidated financial statements, other than Audit Fees, during the two years ended March 31, 2010.

  Pre-Approval Policy

        Consistent with SEC and PCAOB requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees paid to PMB Helin Donovan for fiscal years 2010 and 2009 were approved by our audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

(1)   Financial Statements

(2)   Financial Statement Schedules:

  None

(3)   Management Contract or Compensatory Plan:

        See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.27 through 10.30.

(b)
Exhibits:

        See Index to Exhibits.

(d)
Schedules:

  See financial statements and the accompanying notes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of June 2010.

XPLORE TECHNOLOGIES CORP.
By:	/s/ MICHAEL J. RAPISAND
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	June 9, 2010
/s/ MICHAEL J. RAPISAND Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2010
/s/ BRIAN E. USHER-JONES Brian E. Usher-Jones	Director	June 9, 2010
/s/ ANDREA GOREN Andrea Goren	Director	June 9, 2010
/s/ THOMAS F. LEONARDIS Thomas F. Leonardis	Director	June 9, 2010
/s/ FRANK ELENIO Frank Elenio	Director	June 9, 2010
/s/ F. BEN IRWIN F. Ben Irwin	Director	June 9, 2010

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.

        We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. (the "Company") and its subsidiary as of March 31, 2010 and 2009 as well as the related consolidated statements of loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2010 and 2009, including the results of its operations and its cash flows for the years ended, and are in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Austin, TX
June 2, 2010

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2010	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389	$794
Accounts receivable, net	4,072	2,898
Inventory, net	2,294	3,351
Prepaid expenses and other current assets	158	910

Total current assets	6,913	7,953
Fixed assets, net	95	392
Deferred charges	432	243

	$7,440	$8,588

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short-term indebtedness	$555	$2,052
Accounts payable and accrued liabilities	3,748	4,535

Total current liabilities	4,303	6,587
Promissory notes	5,356	2,934

	9,659	9,521

Commitments and contingencies
SHAREHOLDERS' DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 63,179, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,382 and 8,706, respectively	8	9
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,124 and 15,274, respectively	17	15
Common Stock, par value $0.001 per share; authorized 450,000; shares issued 129,963 and 95,502, respectively	130	96
Additional paid-in capital	119,157	113,271
Accumulated deficit	(121,594)	(114,387)

	(2,219)	(933)

	$7,440	$8,588

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss

(in thousands, except shares and per share amounts)

	Year Ended
	March 31, 2010	March 31, 2009
Revenue	$21,940	$22,627
Cost of revenue	16,177	16,245

Gross profit	5,763	6,382

Expenses:
Sales, marketing and support	2,457	4,041
Product research, development and engineering	2,710	6,978
General administration	3,408	5,351

	8,575	16,370

Loss from operations	(2,812)	(9,988)

Other expenses:
Interest expense	(2,680)	(1,105)
Other	(77)	(124)

	(2,757)	(1,229)

Net loss	$(5,569)	$(11,217)
Dividends attributable to Preferred Stock	(1,638)	(1,613)

Net loss attributable to common shareholders	$(7,207)	$(12,830)

Loss per common share	$(0.05)	$(0.15)
Dividends attributable to Preferred Stock	(0.01)	(0.02)

Loss per share attributable to common shareholders, basic and fully diluted	$(0.06)	$(0.17)

Weighted average number of common shares outstanding, basic and fully diluted	110,432,586	76,218,948

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders' Deficit

(in thousands, except share amounts)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Shares
									Additional Paid-in Capital	Accumulated Deficit
	Number	Amount	Number	Amount	Number	Amount	Number	Amount			Total
Balances, March 31, 2008	63,178,777	$63	9,588,513	$10	15,274,000	$15	70,009,701	$70	$107,594	$(101,557)	$6,195

Warrants exercised on cashless basis	—	—	—	—	—	—	4,663	—	—	—	—
Value assigned to warrants issued	—	—	—	—	—	—	—	—	1,592	—	1,592
Shares issued for services	—	—	—	—	—	—	1,861,419	2	538	—	540
Shares issued for interest on promissory notes	—	—	—	—	—	—	936,196	1	71	—	72
Stock-based compensation	—	—	—	—	—	—	—	—	1,023	—	1,023
Options exercised	—	—	—	—	—	—	150,000	—	68		68
Issuance of common shares, net of issuance costs $83	—	—	—	—	—	—	9,000,000	9	808	—	817
Preferred Series A dividends	—	—	—	—	—	—	8,485,177	9	1,055	(1,074)	(10)
Preferred Series B dividends	—	—	—	—	—	—	1,160,941	1	148	(157)	(8)
Preferred Series C dividends	—	—	—	—	—	—	3,011,781	3	374	(382)	(5)
Conversion of Series B Preferred Stock into Common Stock	—	—	(882,354)	(1)	—	—	882,354	1	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(11,217)	(11,217)

Balances, March 31, 2009	63,178,777	$63	8,706,159	$9	15,274,000	$15	95,502,232	$96	$113,271	$(114,387)	$(933)

Value assigned to warrants issued	—	—	—	—	—	—	—	—	2,412	—	2,412
Shares issued for services	—	—	—	—	—	—	709,092	1	256	—	257
Shares issued in settlement of liability	—	—	—	—	2,000,000	2	—	—	168	—	170
Shares issued for ESPP	—	—	—	—	—	—	746,708	1	70	—	71
Stock-based compensation, net of income tax withholding of $44	—	—	—	—	—	—	—	—	876	—	876
Issuance of common shares,	—	—	—	—	—	—	150,000	—	14	—	14
Preferred Series A dividends	—	—	—	—	—	—	17,148,838	17	1,042	(1,070)	(11)
Preferred Series B dividends	—	—	—	—	—	—	2,202,269	2	134	(144)	(8)
Preferred Series C dividends	—	—	—	—	—	—	6,794,271	7	412	(424)	(5)
Conversion of Series A Preferred Stock into Common Stock	(304,996)	—	—	—	—	—	379,279	—	—	—	—
Conversion of Series B Preferred Stock into Common Stock	—	—	324,118)	(1)	—	—	433,332	1	—	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(150,000)	—	187,205	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,569)	(5,569)

Balances, March 31, 2010	62,873,781	$63	8,382,041	$8	17,124,000	$17	129,962,717	$130	$119,157	$(121,594)	$(2,219)

See accompany notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows (in thousands)

	Years Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(5,569)	$(11,217)
Items not affecting cash:
Depreciation and amortization	511	944
Provision for doubtful accounts	253	66
Amortization of deferred financing costs	1,489	571
Stock-based compensation expense	920	1,023
Equity instruments issued in exchange for services	257	540
Changes in operating assets and liabilities:
Accounts receivable	(1,427)	1,972
Inventory	1,057	57
Prepaid expenses and other current assets	760	(386)
Accounts payable and accrued liabilities	(178)	191

Net cash used in operating activities	(1,927)	(6,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(214)	(242)

Net cash used in investing activities	(214)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	17,982	25,470
Repayment of short-term indebtedness	(19,479)	(23,418)
Net proceeds on issuance of promissory notes	3,148	3,605
Net proceeds on issuance of Common Stock	85	817
Proceeds from exercise of stock options	—	68

Net cash provided by financing activities	1,736	6,542

CHANGE IN CASH AND CASH EQUIVALENTS	(405)	61
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	794	733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$389	$794

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$258	$189

Payments for income taxes	$—	$—

Preferred Stock dividends issued in the form of Common Stock	$1,614	$1,577

Payments for interest satisfied with issuance of Common Stock	$507	$72

In fiscal 2009, the Company issued 4,633 shares of Common Stock in a cashless exercise of warrants.

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

2. SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements were prepared using accounting principles generally accepted in the United States of America and reflect the following significant accounting policies:

  a)    Basis of consolidation and presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report losses for fiscal 2011. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC (together with affiliates, "Phoenix"), a significant shareholder, will be sufficient to fund the anticipated operations for fiscal 2011. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

  f)    Cost of revenue

        The Company's cost of revenue consists of the costs associated with manufacturing, assembling and testing its products, related overhead costs, maintenance, compensation and other costs related to manufacturing support, including the depreciation of tooling assets. The Company uses contract manufacturers to manufacture its products and supporting components, and a significant portion of the Company's cost of revenue is attributable to component costs and payments to these contract manufacturers.

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

        Receivables are concentrated with a small number of customers. The Company maintains allowance for doubtful accounts when deemed necessary. The allowances for doubtful accounts at March 31, 2010 and March 31, 2009 were $47 and $345, respectively.

        The amounts reported for cash equivalents, accounts receivables, accounts payable, accrued liabilities, bank indebtedness and promissory notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

  j)    Loss per share

        Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company's share option plan, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented. The following securities were not considered in the earnings per share calculation at their common stock equivalent:

	March 31, 2010	March 31, 2009
Series A Preferred Stock	84,420,625	63,178,777
Series B Preferred Stock	11,175,775	8,706,159
Series C Preferred Stock	21,405,000	15,274,000
Warrants	91,193,440	59,587,622
Options	17,100,892	11,562,667

	225,295,732	158,309,225

  k)    Recent accounting pronouncements

        In May 2009, the FASB amended ASC 855, "Subsequent Events," effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on the Company's financial statements.

        In June 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update ("ASU"). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report are provided in accordance with the Codification. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "Equity Topic 505—Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

        In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company adopted the guidance in its fiscal quarter ended June 30, 2009. The adoption did not have a material impact on its consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

3. INVENTORY

	March 31,
	2010	2009
Finished goods	$1,469	$2,526
Computer components	825	825

Total inventory	$2,294	$3,351

        Inventory sent to end-users for which revenue recognition attributes have not been completed is included in "other current assets" on the Company's consolidated balance sheets and was $48 at March 31, 2010 and $743 at March 31, 2009.

4. FIXED ASSETS

	March 31,
	2010	2009
Cost
Tooling and fixtures	$1,697	$1,697
Office equipment and leasehold improvements	1,397	1,397
Computer equipment and demonstration units	1,571	1,357
Computer software	835	835

	5,500	5,286

Accumulated depreciation
Tooling and fixtures	1,697	1,697
Office equipment and leasehold improvements	1,393	1,137
Computer equipment and demonstration units	1,512	1,304
Computer software	803	756

	5,405	4,894

Total fixed assets, net	$95	$392

5. SHORT-TERM INDEBTEDNESS

        On December 10, 2009, the Company's wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the "ARPA") with DSCH Capital Partners, LLC d/b/a Far West Capital ("FWC"). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company's subsidiary on a revolving basis, up to a maximum of $4,750. Under the terms of the ARPA, FWC may purchase eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables less a discount of 0.52%. In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual rate of The Wall Street Journal prime lending rate plus

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. SHORT-TERM INDEBTEDNESS (Continued)

11.50%, which fees accrue daily. FWC also retains 15% of the purchase price of the purchased receivables as a reserve amount.

        The ARPA also provides that FWC has the right to require the subsidiary to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by the subsidiary with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date. The ARPA has an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 150 days prior written notice or without prior notice upon and during the continuance of an event of default.

        The ARPA contains standard representations, warranties, covenants, indemnities and releases for transactions of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to the terms and provisions of a corporate guaranty and surety ship. In addition, pursuant to a subordination agreement between the subsidiary and FWC, the subsidiary's obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. As of March 31, 2010, there was $555 in borrowings outstanding under the ARPA.

        Prior to December 10, 2009, the Company had a loan and security agreement with a commercial bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable, and during a limited period eligible inventory, up to a maximum ranging from $4,000 to $8,000 at various times during the agreement. Borrowings under the facility bore interest at the bank's prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment was received or the date the financed receivable became ineligible or 90 days past due. The Company was committed to pay a fee equal to 0.25% of the unused portion of the credit facility.

        In connection with the extension of the maturity date of the agreement with the bank, on May 29, 2009, the lender agreed to provide up to $1,000 of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower, the Company's Chairman and Chief Executive Officer, and Susan Sassower, his wife ("Supporting Letter of Credit Applicants"). In addition, the interest rate was increased from the bank's "prime rate" plus 2.25% to the greater of 6.25% or 2.25% above the bank's "prime rate". The standby letter of credit was scheduled to expire on March 5, 2010. In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the "Letter of Credit Agreement"), with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

5. SHORT-TERM INDEBTEDNESS (Continued)

(iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants. The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants was subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interests of the holders of the Company's secured promissory notes. In consideration for the promissory note holders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share. The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire on July 27, 2012.

        On September 15, 2009, the Company entered into a new agreement with the commercial bank to replace the then existing loan and security agreement. Under the terms of that agreement, the Company could finance certain eligible U.S. and Canadian accounts receivable up to a maximum of $4,000. Borrowings bore interest at the bank's prime rate plus 3.42% per annum. The Company was obligated to repay each loan advance on the earliest of the date on which the financed receivable payment was received or the date to which the financed receivable became ineligible or 90 days past due. The maturity date of that agreement was February 5, 2010 and the new agreement was subject to a minimum monthly interest fee of $4. The credit agreement with the commercial bank to finance up to $4,000 in accounts receivable was terminated on December 10, 2009.

        On November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company's senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company's ability to borrow $1,000 in non-formula loans. In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings. In addition, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the Company extended the expiration date of those warrants to January 14, 2013.

        The warrants issued to the Supporting Letter of Credit Applicants and the promissory note holders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital that was being amortized over the initial term of the letter of credit. Upon termination of the letter of credit, the unamortized deferred charges associated with the letter of credit of $264 were expensed. During the year ended March 31, 2010, $661 was recognized as interest expense.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2010	2009
Accounts payable	$1,858	$2,529
Engineering accrual	458	425
Other accrued liabilities	1,432	1,581

Total	$3,748	$4,535

7. PROMISSORY NOTES

Promissory Note Issuance Date	Balance March 31, 2009	New Issuances	Value Assigned to Warrants	Payments or Conversions	Accretion of Non-Cash Interest	Balance March 31, 2010
September 5, 2008	$796	$—	$(81)	$—	$110	$825
October 21, 2008	1,539	—	(162)	—	247	1,624
February 27, 2009	348	—	(45)	—	107	410
March 5, 2009	63	—	(8)	—	19	74
March 11, 2009	188	—	(24)	—	57	221
May 26, 2009	—	100	(50)	—	19	69
June 15, 2009	—	20	(10)	—	3	13
July 1, 2009	—	15	(8)	—	3	10
September 30, 2009	—	300	(29)	(271)	—	—
October 13, 2009	—	170	(15)	(155)	—	—
November 5, 2009	—	3,210	(1,351)	—	251	2,110

	$2,934	$3,815	$(1,783)	$(426)	$816	$5,356

        On September 5, 2008, the Company's wholly owned subsidiary, together with the Company, (referred to as the "Borrowers") issued to Phoenix a secured subordinated promissory note in the principal amount of $1,000 and warrants to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27 per share. The principal amount was subsequently reduced to $940. The secured subordinated promissory note was due and payable in full on August 5, 2009.

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

share to purchasers. The secured promissory notes were due and payable in December 31, 2010. In addition, on February 27, 2009 the Borrowers and all purchasers entered into an amendment to the note purchase agreement reducing the exercise price of warrants previously granted to the note purchasers on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of common stock the note holders may purchase from 25,000,000 to 30,000,000 shares of the Company's common stock in order to provide the note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

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

        On September 30, 2009, the Company raised $300 in a private placement with JAG Multi Investments LLC ("JAG"), an affiliate, through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured subordinated promissory notes and the warrants were scheduled to expire on September 30, 2012.

        On October 13, 2009, the Company raised $170 in a private placement with Philip Sassower, an affiliate, through the issuance of a secured demand note (the "Sassower Demand Note") and warrants to purchase up to 850,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured subordinated promissory notes and the warrants were scheduled to expire on October 13, 2012.

        On November 5, 2009, the Company entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company could issue up to $3,300 of senior secured subordinated promissory notes (the "Senior Notes") and warrants (the "Warrants") to purchase up to 33,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. Pursuant to the Note Purchase Agreement, the Company issued Senior Notes in the aggregate principal amount of $3,210 and Warrants to purchase 32,100,000 shares of the Company's common stock in two separate closings on November 5, 2009 and November 9, 2009. The Senior Notes are secured by all of the assets of the Company. The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of the Company's senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under the Company's note purchase agreement, dated September 5, 2008, as amended (the "Fall 2008 Note Agreement"), and note purchase agreement, dated as of February 27, 2009, as amended (the "Spring 2009 Note Agreement"). The Warrants issued to the purchasers are exercisable beginning on January 15, 2010 and will expire on January 14, 2013.

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

        JAG purchased $300 of the Senior Notes and Warrants to purchase 3,000,000 shares of common stock in the private placement with the conversion of its secured demand note. In addition, the total numbers of warrants issued to JAG in connection with the secured demand note were reduced from 1,500,000 warrants to 150,000 warrants and the expiration date of the warrants was extended from September 30, 2012 to January 14, 2013.

        In addition, on November 5, 2009, the Company and a majority-in-interest of the purchasers under the Fall 2008 Note Agreement and Spring 2009 Note Agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under those agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of the Company's common stock issued in connection with such agreements from February 27, 2012 to January 14, 2013.

        The Senior Notes and secured subordinated promissory notes bear interest at the rate of 10% per annum. Interest is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company's common stock. If the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes is increased by approximately 2.5%. Interest expense for the fiscal years ended March 31, 2010 and 2009 was approximately $623 and $154, respectively. [Payment was rendered with the issuance of 2,253,615shares of common stock in January 2010 and an aggregate of 5,709,492 shares of common stock in July 2009 and October 2009 and January 2010, respectively.]

        The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes. The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333. The discounts are amortized over the terms of the Senior Notes and secured subordinated promissory notes. During the fiscal years ended March 31, 2010 and 2009, $818 and $571, respectively, was recognized as interest expense.

8. SHARE CAPITAL

        The Company is authorized to issue 600,000,000 shares of capital stock consisting of 450,000,000 shares of common stock, $.001 par value, and 150,000,000 shares of preferred stock, $.001 par value.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

8. SHARE CAPITAL (Continued)

Year-ended March 31, 2010

        From May to July 2009, the Company raised $150 in private placements through the issuance of common stock, secured promissory notes and warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

        On September 30, 2009, the Company raised $300 in a private placement through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

        On October 13, 2009, the Company raised $170 in a private placement through the issuance of a secured demand note and warrants to purchase up to 850,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes.

        On November 5, 2009 and November 9, 2009, the Company raised $3,210 in private placements through the issuance of senior secured subordinated promissory notes and warrants to purchase up to 32,100,000 shares of the Company's common stock at $0.10 per share. The secured demand notes were converted into senior secured subordinated promissory notes and the aggregate warrants of 2,350,000 shares issued with the secured demand notes were reduced to an aggregate 200,000 shares and the warrant expiration dates were extended to January 14, 2013.

        The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by shareholders on November 4, 2009 (the "ESPP"). The initial offering period was from January 1, 2009 to March 31, 2010. The Company issued shares quarterly to participants at a price of $0.096 per share during the initial offering period. On September 14, 2009, the Company issued 479,395 shares of common stock for the six months ended June 30, 2009, on October 1, 2009, the Company issued 156,919 shares of common stock for the three months ended September 30, 2009, on January 1, 2010, the Company issued 110,394 shares of common stock for the three months ended December 31, 2009 and on April 1, 2010, the Company issued 281,251 shares of common stock for the three months ended March 31, 2010.

        During the year ended March 31, 2010, 304,996 shares of Series A Preferred Stock were exchanged for 379,279 shares of common stock, 324,118 shares of Series B Preferred Stock were exchanged for 433,332 shares of common stock and 150,000 shares of Series C Preferred Stock were exchanged for 187,205 shares of common stock.

Year-ended March 31, 2009

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

Dividends

        For the year ended March 31, 2010, there were paid dividends of shares of common stock of $1,072 for the Series A Preferred Stock, $144 for the Series B Preferred Stock and $422 for the Series C Preferred Stock. For the year ended March 31, 2009, there were paid dividends of shares of common stock of $1,074 for the Series A Preferred Stock, $157 for the Series B Preferred Stock and $382 for the Series C Preferred Stock. As of March 31, 2010 and 2009, there were accrued and unpaid dividends of $91 and $91 respectively, for the Series A Preferred Stock, $12 and $13, respectively, for the Series B Preferred Stock and $36 and $32, respectively, for the Series C Preferred Stock. At March 31, 2010, the conversion rates into common stock for the Series A Preferred stock, Series B Preferred Stock and Series C Preferred Stock were 1.34, 1.33, and 1.25, respectively. The liquidation preference values of the Series A, Series B and Series C Preferred Stock were $21,377, $2,850 and $8,562, respectively. Each series of Preferred Stock ranks on parity with each other series of Preferred Stock with respect to dividends and liquidation.

Warrants outstanding

        There were warrants to purchase 91,193,440 shares of common stock outstanding at March 31, 2010 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
2,500,000/500,000	US$	0.45	August 8, 2010
886,440/886,440	US$	0.50	September 21, 2010
4,367,000/4,367,000	US$	0.10	February 27, 2012
4,090,000/4,090,000	US$	0.10	July 27, 2012
3,750,000/3,750,000	US$	0.13	January 30, 2013
74,600,000/74,600,000	US$	0.10	January 14, 2013
3,000,000/3,000,000	US$	0.15	June 10, 2014

9. STOCK-BASED COMPENSATION PLAN

        In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (the "Amended Share Option Plan"). The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

        On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan (the "2009 Stock Plan"). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION PLAN (Continued)

are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective on June 10, 2009 and was approved by the Company's stockholders on January 14, 2010.

        At March 31, 2010, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan is not to exceed 41,401,615. The options under the plans generally vest over a 3-year period in equal annual amounts and have a five year life.

        A summary of the activity in the Company's Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2010 and 2009 is as follows:

	Year ended March 31,
	2010		2009
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	11,562,667	$0.43	14,329,668	$0.42
Granted	7,415,586	$0.12	1,615,000	$0.45
Exercised	—	$0.00	150,000	$0.37
Forfeited	1,877,361	$0.56	4,232,001	$0.50

Outstanding at end of year	17,100,892	$0.32	11,562,667	$0.43

        At March 31, 2010, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

        A summary of the options outstanding and exercisable as at March 31, 2010 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.09 - 0.13	5,389,257	4.1	—	—
$0.14 - 0.38	3,569,969	3.1	3,085,999	3.0
$0.39 - 0.49	5,173,668	1.9	4,278,668	1.6
$0.50 - 0.56	2,374,664	2.7	1,607,443	2.7
$0.57 - 0.92	593,334	0.2	593,334	0.2

	17,100,892	2.9	9,565,444	2.1

        Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 6,021,002 options outstanding are in Canadian dollars. The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

9. STOCK-BASED COMPENSATION PLAN (Continued)

        On July 28, 2009, the Company's board of directors granted an aggregate of 2,011,000 restricted share awards to certain employees, including all of the Company's executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2010. Effective April 1, 2009, the salaries of the employees were reduced by a total of $267. On March 31, 2010, 1,787,420 shares of common stock fully vested. The market value of the common stock was $0.10 and the intrinsic value of the restricted shares of approximately $179 was recognized as compensation expense in fiscal 2010.

        The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2010 and 2009 assumed discount rates of approximately 2.6% and 3.3%, respectively, and volatility of approximately 125% and 106%, respectively, and no dividends for both years. The Company recorded compensation cost of $920 and $1,023 for the years ended March 31, 2010 and 2009, respectively. This expense was recorded in the employee related functional classification.

        Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at March 31, 2010 was zero as the fair value of the Company's common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at March 31, 2010 was $655 which is to be recognized over the next three years.

10. INCOME TAXES

        The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2010	2009
Deferred income tax assets:
Net operating losses	$28,292	$27,859
Accrued liabilities	329	443
Inventory allowance	211	150
Other items	16	121
Valuation allowance	(28,848)	(28,572)

Deferred tax asset	$—	$—

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

10. INCOME TAXES (Continued)

        The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2010	2009
Combined basic US and Canadian statutory rates, respectively	35%	35%

Recovery of income taxes based on the above rates	$(1,949)	$(3,926)
Increase in income taxes resulting from:
Permanent difference—stock compensation	322	358
Permanent difference—financing fees	286	200
Change in valuation allowance	1,341	3,368

Provision for income taxes	$—	$—

        The Company has accumulated net operating losses for income tax purposes totaling approximately $80,834, which under certain conditions, may be carried forward and applied to reduce future year's taxable income. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses expires as follows:

Expiry Year	Canada	United States	Total
2011	$4,823	—	$4,823
2015	2,889	—	2,889
2016	—	1,282	1,282
2017	—	737	737
2018	—	5,293	5,293
2019	—	2,978	2,978
2020	—	1,486	1,486
2021	—	3,116	3,116
2022	—	6,412	6,412
2023	—	10,746	10,746
2024	—	4,433	4,433
2025	—	7,764	7,764
2026	1,707	3,660	5,367
2027	936	2,813	3,749
2028	67	5,159	5,226
2029	—	10,102	10,182
2030	—	4,431	4,431

	$10,422	$70,412	$80,834

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

11. FINANCIAL INSTRUMENTS

  Interest rate risk

        At March 31, 2010, all of the Company's promissory notes bear interest at a fixed rate of 10%. The ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal's prime rate. If the Company borrowed 100% of the facility's available line for a full year and the bank's prime lending rate increased by 1%, the Company's costs under the ARPA will increase by approximately $40.

  Foreign exchange risk

        All of the Company's revenues and the significant majority of the Company's expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2010 and 2009, respectively.

  Credit risk

        Information regarding the Company's accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2010	$4.1	2	61%	61%
2009	$2.9	1	23%	23%

        The receivables representing 61% of the accounts receivable balance at March 31, 2010 were subsequently collected.

  Supplier Risk

        The Company relies on a single supplier for the majority of its finished goods. At March 31, 2010 and 2009, the Company owed this supplier $1,186 and $1,294, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2010 and 2009 were $9,697 and $11,539, respectively.

12. SEGMENTED INFORMATION

        The Company operates in one segment, the sale of rugged mobile wireless PC computing systems. Approximately 72% of the Company's revenue for fiscal 2010 was derived from sales in the United States. There was no other country outside of the United States which accounted for more than 10% of the Company's revenue for the fiscal year ended March 31, 2010. For the fiscal year ended March 31, 2009, the United States accounted for 50% of the revenue and Canada accounted for 21% of the revenue.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

12. SEGMENTED INFORMATION (Continued)

        The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2010	2009
Revenue by country:
United States	$15,690	$11,397
Canada	1,145	4,709
All other countries	5,105	6,521

	$21,940	$22,627

        The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2010, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in United States. For the year ended March 31, 2009, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in Canada. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2010	$21.9	1	29%	29%
2009	$22.6	1	12%	12%

13. COMMITMENTS AND CONTINGENT LIABILITIES

  a)
  Premises

        The Company leases facilities in Austin, Texas. The current annual lease commitment is $194 and the lease maturity date was extended from September 1, 2009 to August 31, 2014. Rent expense for the years ended March 31, 2010 and 2009 was $220 and $311, respectively.

        Minimum annual payments by fiscal year required under all of the Company's operating leases are:

2011	$194
2012	228
2013	236
2014	240
2015	100

$998

  b)
  Purchase commitment

        At March 31, 2010, the Company had purchase obligations extending into fiscal 2011 of approximately $3,864 related to inventory and product development items.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

  c)
  Litigation

        During the year ended March 31, 2009, the Company settled a dispute with a value added reseller (the "Reseller") related to the Reseller's servicing of products from 2001 to 2004. The Company discontinued selling these products in 2004. Pursuant to the terms of the settlement, the Reseller was paid $50 in December 2008, and received $50 over the first six months of 2009 in equal installments of $8,333 per month. In addition, the Reseller was issued 1,334,000 shares of the Company's common stock and may receive up to $60 of discounts on future purchases of the Company's products. The Company's warranty reserve for these products, included in accrued liabilities, was adequate to cover the cash payments and the $240 value of the common stock. Legal fees which were in excess of the reserve in the amount of $207 have been recorded as general administration expense for the year ended March 31, 2009.

        In March 2008, Typhoon Touch Technologies, Inc. ("Typhoon") and Nova Mobility Systems, Inc. ("Nova") (collectively, the "Plaintiffs") filed Plaintiffs' First Amended Complaint for Patent Infringement (the "Complaint") against the Company and several other defendants including Dell, Inc., Panasonic Corporation of North America, Apple, Inc., in the United States District Court for the Eastern District of Texas (the "Court"). The Complaint alleges that the defendants manufacture, sell, offer for sale and/or import products that infringe on two U.S. patents owned by Typhoon and exclusively licensed to Nova (the "Patents"). In April 2009, the Company entered into a settlement agreement and covenant not to sue with Typhoon in exchange for a $16 cash payment and 2,000,000 shares of the Company's Series C Preferred Stock. The cash payment and fair market value of the shares of $170, assuming conversion into common stock, were recorded as an accrued liability and general administration expense as of March 31, 2009.

        The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

        On May 29, 2009, the Company's senior lender at the time agreed to provide up to $1,000 of additional availability in excess of the Company's then eligible borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower and Susan Sassower, his wife ("Supporting Letter of Credit Applicants"). In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Letter of Credit Agreement, with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants. In consideration for the promissory

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. RELATED PARTY TRANSACTIONS (Continued)

note holders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares, 2,375,000 of these shares to affiliates, of common stock at an exercise price of $0.10 per share. The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire in May 2012. Then on November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company's senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company's ability to borrow $1,000 in non-formula loans. In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings. In addition, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the expiration date of the warrants was extended to January 14, 2013.

        On June 10, 2009, the Company's board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which was fully vested on the date of issuance, to SG Phoenix LLC, an affiliate, for services rendered during the year ended March 31, 2009 and a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which was fully vested on March 31, 2010, for services to be rendered during the year ended March 31, 2010. The fair value of each warrant was approximately $160 and was recorded in general administration expense for each of the years ended March 31, 2010 and 2009, respectively.

        On September 30, 2009, the Company raised $300 in a private placement with JAG through the issuance of a secured demand note and warrants to purchase up to 1,500,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on September 30, 2012.

        On October 13, 2009, the Company raised $170 in a private placement with Mr. Sassower through the issuance of a secured demand note (the "Sassower Demand Note") and warrants to purchase up to 850,000 shares of the Company's common stock at $0.10 per share. The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes and the warrants were scheduled to expire on October 13, 2012.

        On November 5 and November 9, 2009, the Company raised $3,210 in private placements through the issuance of senior secured subordinated promissory notes and warrants to purchase up to 32,100,000 shares of the Company's common stock at $0.10 per share. Mr. Sassower purchased $1,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement. The Senior Note and Warrant issued to Mr. Sassower were purchased with $830 in cash and the conversion of the Sassower Demand Note. In addition, Mr. Sassower reduced the total number of warrants issued to him in connection with the Sassower Demand Note from 850,000 to 50,000 warrants and the expiration date of the warrants was extended from October 13, 2012 to January 14, 2013. JAG purchased $300 of the Senior Notes and Warrants to purchase 3,000,000 shares of common stock in the private placement with the conversion of the secured demand note issued to it. In addition, JAG

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

14. RELATED PARTY TRANSACTIONS (Continued)

reduced the total number of warrants issued to it in connection with the JAG secured demand note from 1,500,000 warrants to 150,000 warrants and the expiration date of the warrants was extended from September 30, 2012 to January 14, 2013.

        In connection with the Company's private placements through the years ended March 31, 2010 and 2009, the Company paid an affiliate of Phoenix administration fees of $161 and $128, respectively, related to the placement of $3,210 of Senior Notes and the total placement of $3,955 of subordinated secured promissory notes (see Note 7) and $900 of common stock (see Note 8).

        At March 31, 2010, outstanding promissory notes to Phoenix were $3,700. For the years ended March 31, 2010 and 2009, interest expense of $340 and $121, respectively, was recognized and paid through the issuance of 3,754,896 and 1,613,212, respectively, shares of the Company's common stock issued quarterly.

15. SUBSEQUENT EVENTS

a)
Amendment to Accounts Receivable Purchasing Agreement

        On April 29, 2010, the ARPA was amended to enable the Company to obtain advances based on bona fide purchase orders received from the Company's customers for products the Company has not shipped, referred to as the "P.O." The senior lender will advance up to 100% of the value of eligible P.O.'s provided total funds advanced on P.O.'s does not exceed thirty percent of the total eligible accounts under the ARPA, without the prior written consent of the senior lender. P.O. advances bear interest by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrues daily, in addition to a discount fee of one percent of the P.O. advance.

b)
Stock Option and Restricted Stock Grants and Warrant Issuances

        On May 14, 2010, the Company's board of directors granted options to each director, in lieu of cash compensation otherwise payable to them in connection with their service as board members. The board of directors granted options to each director to purchase 150,000 shares of common stock at an exercise price of $0.11 per share, which options will fully vest on March 31, 2011 for services to be provided during the fiscal year ending March 31, 2011. The future compensation expense to be recognized in fiscal 2011 is $82.

        On May 14, 2010, the Company's board of directors approved the issuance to SG Phoenix LLC, an affiliate, of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.11 per share which warrant will fully vest on March 31, 2011, for services to be rendered for the year ending March 31, 2011. The fair value of the warrant is $137 and will be reflected as a payment for services in general administration.

        On May 14, 2010, the Company's board of directors granted an aggregate of 1,425,000 restricted share awards to certain employees, including all of the Company's executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2010. Effective April 1, 2009, the salaries of the employees were reduced by a total of $222 and the reductions will continue during fiscal 2011. The shares of common stock will fully vest on March 31, 2011. The market value of the common stock was $0.11 and the intrinsic value of the restricted shares of approximately

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

15. SUBSEQUENT EVENTS (Continued)

$157 will be recognized as compensation expense in fiscal 2011. In addition, the Company's board of directors granted an aggregate of 480,000 restricted share awards to certain employees, none which were to executive officers. The shares of common stock will fully vest on March 31, 2011. The market value of the common stock was $0.11 and the intrinsic value of the restricted shares of approximately $53 will be recognized as compensation expense in fiscal 2011.

INDEX TO EXHIBITS

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
10.5
April 2006 Debenture Purchase Agreement, dated April 20, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

Exhibit Number	Description
10.6	Exchange and Purchase Agreement, dated April 21, 2006, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, Phoenix Venture Fund LLC and each of the Lenders listed on Schedule 1 attached thereto (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.7
Note Purchase Agreement, dated September 5, 2008, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, and Phoenix Venture Fund LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 11, 2008)
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on September 25, 2007)
10.9	Form of Secured Subordinated Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on September 11, 2008)
10.10	Form of Warrant to purchase shares of Company's common stock (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on September 11, 2008)
10.11	Side Letter Amending Note Purchase Agreement dated September 5, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on October 27, 2008)
10.12	Side Letter Amending Note Purchase Agreement dated September 5, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 5, 2009)
10.13	Amendment No. 2 to Note Purchase Agreement dated September 5, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed on November 10, 2009)
10.14
Note Purchase Agreement, dated February 27, 2009, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, and the purchasers listed on Schedule I and Schedule II attached thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 5, 2009)
10.15	Form of Secured Subordinated Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 5, 2009)
10.16	Form of Warrant to purchase shares of Company's common stock (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on March 5, 2009)
10.17	Amendment No. 2 to Note Purchase Agreement dated February 27, 2009 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed on November 10, 2009)
10.18
Note Purchase Agreement, dated November 5, 2009, by and among Xplore Technologies Corp., Xplore Technologies Corporation of America, and the purchasers listed on Schedule I and Schedule II attached thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 10, 2009)
10.19	Form of Secured Subordinated Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on November 10, 2009)
10.20	Form of Warrant to purchase shares of Company's common stock (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed on November 10, 2009)

Exhibit Number		Description
10.21		Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on December 15, 2009)
10.22
Corporate Guaranty and Surety ship, dated December 10, 2009, by and between Xplore Technologies Corp. and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on December 15, 2009)
10.23	*
First Amendment and Purchase Order Finance Rider to Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital
10.24
Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.25
Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed on August 14, 2009)
10.26	†
Purchase and Distribution Agreement between Xplore Technologies Corp. and Pegatron Corporation dated as of December 7, 2007 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, filed on June 5, 2008)
10.27
Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
10.28		Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A, filed on December 21, 2007)
10.29		Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K, filed on August 14, 2009)
10.30		Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on February 13, 2009.)
21.1
Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	*	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*
Filed herewith.

†
Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.

††
Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on July 24, 2008.