Form 10-Q
period 2010-06-30
XPLORE TECHNOLOGIES CORP
filed 2010-08-10
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, the registrant had 142,992,695 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524	$389
Accounts receivable, net	2,664	4,072
Inventory, net	2,903	2,294
Prepaid expenses and other current assets	116	158
Total current assets	6,207	6,913
Fixed assets, net	568	95
Deferred charges	402	432
	$7,177	$7,440
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term indebtedness	$—	$555
Accounts payable and accrued liabilities	4,022	3,748
Total current liabilities	4,022	4,303
Promissory notes	5,633	5,356
	9,655	9,659

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,335 and 8,382, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,124 respectively	17	17
Common Stock, par value $0.001 per share; authorized 450,000; shares issued 139,649 and 129,963, respectively	140	130
Additional paid-in capital	119,968	119,157
Accumulated deficit	(122,674)	(121,594)
	(2,478)	(2,219)
	$7,177	$7,440

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands, except loss per common share)

	Three Months Ended
	June 30, 2010	June 30, 2009

Revenue	$5,078	$4,994
Cost of revenue	3,433	3,694
Gross profit	1,645	1,300

Expenses:
Sales, marketing and support	674	565
Product research, development and engineering	303	837
General administration	626	755
	1,603	2,157
Profit/(loss) from operations	42	(857)

Other expenses:
Interest expense	(660)	(441)
Other	(49)	(23)
	(709)	(464)
Net loss	$(667)	$(1,321)
Dividends attributable to Preferred Stock	(415)	(411)
Net loss attributable to common stockholders	(1,082)	(1,732)
Loss per common share	(0.00)	(0.01)
Dividends attributable to Preferred Stock	(0.00)	(0.00)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding, basic and fully diluted	135,729,349	98,854,587

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(667)	$(1,321)
Items not affecting cash:
Depreciation and amortization	70	172
Allowance for doubtful accounts	(44)	82
Amortization of deferred financing costs	277	214
Stock-based compensation expense	161	307
Equity instruments issued in exchange for services	71	68

Changes in operating assets and liabilities:
Accounts receivable	1,452	(58)
Inventory	(609)	406
Prepaid expenses and other current assets	72	(337)
Accounts payable and accrued liabilities	428	379
Net cash provided by/(used in) operating activities	1,211	(88)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(543)	(40)
Net cash used in investing activities	(543)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,486	6,357
Repayment of short-term indebtedness	(4,032)	(6,078)
Net proceeds from issuance of promissory notes	—	102
Net proceeds from issuance of Common Stock	13	14
Net cash provided by/(used in) financing activities	(533)	395

CHANGE IN CASH AND CASH EQUIVALENTS	135	267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$524	$1,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$36	$58
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of Common Shares	$419	$411
Settlement of liability in exchange for Preferred Stock	$—	$170
Payments for interest satisfied with the issuance of Common Shares	$197	$81

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

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes, included in the Company’s fiscal 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 9, 2010.

a)  Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2011. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2011.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	June 30, 2010	March 31, 2010
Finished goods	$2,191	$1,469
Computer components	712	825
Total inventory	$2,903	$2,294

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheet totaling $48 at March 31, 2010.

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

The following securities were not considered in the earnings per share calculations for the three months ended:

	June 30, 2010	June 30, 2009
Series A Preferred Shares	62,873,781	63,178,777
Series B Preferred Shares	8,334,982	8,706,159
Series C Preferred Shares	17,024,000	17,224,000
Warrants	94,693,440	73,027,622
Options	17,028,249	18,452,586
	199,954,452	180,589,144

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”).  Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of the Company’s subsidiary on a revolving basis, up to a maximum of $4,750.  Under the terms of the ARPA, FWC may purchase eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables less a discount of 0.52%. In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables as a reserve amount. FWC may also purchase eligible purchase orders from the subsidiary with full recourse less a discount of 1% subject to terms substantially similar to those for purchased receivables.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for transactions of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to the terms and provisions of a corporate guaranty and surety ship.  In addition, pursuant to a subordination agreement between the subsidiary and FWC, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  There were no borrowings as of June 30, 2010 under the ARPA.

Prior to December 10, 2009, the Company had a loan and security agreement with a commercial bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable, and during a limited period eligible inventory, up to a maximum ranging from $4,000 to $8,000 at various times during the agreement. Borrowings under the facility bore interest at the bank’s prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment was received or the date the financed receivable became ineligible or 90 days past due. The Company was committed to pay a fee equal to 0.25% of the unused portion of the credit facility.

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

6. PROMISSORY NOTES

	Balance		Value	Payments	Accretion	Balance
Promissory Note	March 31,	New	Assigned	or	of Non-Cash	June 30,
Issuance Date	2010	Issuances	to Warrants	Conversions	Interest	2010
September 5, 2008	$825	$—	$—	$—	$25	$850
October 21, 2008	1,624	—	—	—	53	1,677
February 27, 2009	410	—	—	—	21	431
March 5, 2009	74	—	—	—	4	78
March 11, 2009	221	—	—	—	12	233
May 26, 2009	69	—	—	—	4	73
June 15, 2009	13	—	—	—	1	14
July 1, 2009	10	—	—	—	1	11
November 5, 2009	2,110	—	—	—	156	2,266
	$5,356	$—	$—	$—	$277	$5,633

On September 5, 2008, the Company’s wholly owned subsidiary, together with the Company (referred to as the “Borrowers”), issued to Phoenix a secured subordinated promissory note in the principal amount of $1,000 and warrants to purchase up to 3,703,704 shares of common stock of the Company at an exercise price of $0.27 per share. The principal amount of the promissory note was subsequently reduced to $940.  The secured subordinated promissory note was due and payable in full on August 5, 2009.

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

On February 27, 2009, March 5, 2009 and March 11, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $955 and issued warrants to purchase up to 9,550,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers.  The secured promissory notes were due and payable on December 31, 2010.  In addition, on February 27, 2009 the Borrowers and all purchasers entered into an amendment to the note purchase agreements, reducing the exercise price of warrants previously granted to the note purchasers on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of common stock the note holders may purchase from 25,000,000 to 30,000,000 shares of the Company’s common stock in order to provide the note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

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

On October 13, 2009, the Company raised $170 in a private placement with Philip Sassower, an affiliate, through the issuance of a secured demand note (the “Sassower Demand Note”) and warrants to purchase up to 850,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured subordinated promissory notes and the warrants were scheduled to expire on October 13, 2012.

On November 5, 2009, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company could issue up to $3,300 of senior secured subordinated promissory notes (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 33,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  Pursuant to the Note Purchase Agreement, the Company issued Senior Notes in the aggregate principal amount of $3,210 and Warrants to purchase 32,100,000 shares of the Company’s common stock in two separate closings on November 5, 2009 and November 9, 2009.  The Senior Notes are secured by all of the assets of the Company.  The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes are subordinated to the rights and security interest of the Company’s senior lender, but are senior to the indebtedness held by the purchasers who purchased notes under the Company’s note purchase agreement, dated September 5, 2008, as amended (the “Fall 2008 Note Agreement”), and note purchase agreement, dated as of February 27, 2009, as amended (the “Spring 2009 Note Agreement”).  The Warrants issued to the purchasers are exercisable beginning on January 15, 2010 and will expire on January 14, 2013.

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

In addition, on November 5, 2009, the Company and a majority-in-interest of the purchasers under the Fall 2008 Note Agreement and Spring 2009 Note Agreement agreed to extend the maturity date of the secured subordinated promissory notes issued under those agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of the Company’s common stock issued in connection with such agreements from February 27, 2012 to January 14, 2013.

The Senior Notes and secured subordinated promissory notes bear interest at the rate of 10% per annum.  Interest is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes is increased by approximately 2.5%.  Interest expense for the three months ended June 30, 2010 and 2009 was approximately $269 and $125, respectively.  Payments were rendered with the issuance of 3,169,611 and 518,343 shares of common stock in July 2010 and 2009, respectively.

The warrants have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts are amortized over the terms of the Senior Notes and secured subordinated promissory notes.  During the three months ended June 30, 2010 and 2009, $277 and $148, respectively, was recognized as interest expense.

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

For the three months ended June 30, 2010, there were dividends of $272, for the Series A Preferred Stock, $38, for the Series B Preferred Stock and $109 for the Series C Preferred Stock. For the three months ended June 30, 2009, there were dividends of $271, for the Series A Preferred Stock, $37, for the Series B Preferred Stock and $103 for the Series C Preferred Stock.  As of June 30, 2010 and 2009, there were accrued and unpaid dividends of $88 and $88 respectively, for the Series A Preferred Stock, $12 and $12 respectively for the Series B Preferred Stock and $35 and $36 respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock were $21,377, $2,834 and $8,537, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and a liquidation.

At June 30, 2010, the conversion rates into common stock for the Series A Preferred stock, Series B Preferred Stock and Series C Preferred Stock were 1.34, 1.33, and 1.25 shares of common stock for each share of preferred stock, respectively.  During the three months ended June 30, 2010, 47,059 shares of Series B Preferred Stock and 50,000 shares of Series C Preferred stock were exchanged for an aggregate of 125,244 shares of common stock.

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by stockholders on November 4, 2009 (the “ESPP”).  The current offering period is from April 1, 2010 to March 31, 2011. The Company will issue shares quarterly to participants at a price of $0.0875 per share during the current offering period.  On July 1, 2010, the Company issued 97,031 shares of common stock for the three months ended June 30, 2010.  On September 14, 2009, the Company issued 180,102 shares of common stock for the three months ended June 30, 2009 based on a price of $0.096 per share.

Warrants outstanding

There were warrants to purchase an aggregate of 94,693,440 shares of common stock outstanding at June 30, 2010 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
2,500,000/500,000	$0.45	August 8, 2010
886,440/886,440	$0.50	September 21, 2010
4,367,000/4,367,000	$0.10	February 27, 2012
4,090,000/4,090,000	$0.10	July 27, 2012
3,750,000/3,750,000	$0.10	January 30, 2013
74,600,000/74,600,000	$0.10	January 14, 2013
4,500,000/3,000,000	$0.15	June 10, 2014
1,500,000/—	$0.11	May 13, 2015

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

At June 30, 2010, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 41,401,615 shares.  This amount consists of 25,100,000 shares under the 2009 Stock Plan and 16,301,615 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the three months ended June 30, 2010 is as follows:

	Three months ended June 30, 2010
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2010	17,100,892	$0.32
Granted	981,000	$0.11
Exercised	—	$—
Forfeited	(1,053,643)	$0.63
Outstanding at end of period	17,028,249	$0.29

At June 30, 2010, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at June 30, 2010 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.10—0.13	6,138,614	4.8	1,725,993	3.8
$0.14—0.38	3,536,636	2.9	3,187,323	2.8
$0.39—0.49	4,963,668	1.6	4,505,334	1.5
$0.50—0.74	2,389,331	2.4	1,631,776	2.4
	17,028,249	3.1	11,050,426	2.4

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 5,233,668 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

During the three months ended June 30, 2010, grants in the amount of 981,000 shares of common stock were issued to non-executive employees and board members of the Company at an exercise price of $0.11 per share. The fair value of these grants to be recognized as future stock compensation expense is $82.

On May 14, 2010, the Company’s board of directors granted an aggregate of 1,835,000 restricted share awards to certain employees, including all of the Company’s executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2011.  The shares of common stock will fully vest on March 31, 2011.  The market value of the common stock was $0.085 and the intrinsic value of the restricted shares of approximately $210 will be recognized as compensation expense in fiscal 2011.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 1.3% and 2.6%, respectively, and volatility of approximately 158% and 125%, respectively, and no dividends for both years. The Company recorded compensation cost of $161 and $307 for the three months ended June 30, 2010 and 2009, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2010 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2010 was $569 which is to be recognized over the next three years.

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

On June 10, 2009, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.15 per share, which fully vested on March 31, 2010, to SG Phoenix LLC, an affiliate, for services rendered during the year ended March 31, 2010.  The fair value of the warrant was approximately $160 and charges of $41 were recorded for the three months ended June 30, 2009.

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.11 per share, which will fully vest on March 31, 2011, to SG Phoenix LLC, an affiliate, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and charges of $41 were recorded for the three months ended June 30, 2010.

In connection with the Company’s private placements during the three months ended June 30, 2009, the Company paid an affiliate of Phoenix administration fees of $60 related to the private placement of subordinated secured promissory notes.

At June 30, 2010, outstanding promissory notes to Phoenix were $3,700.  For the three months ended June 30, 2010 and 2009, interest expense of $92 and $77, respectively, was recognized and paid through the issuances of 1,617,312 and 310,132 respectively, shares of the Company’s common stock on July 1, 2010 and 2009, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America, Canada, Saudi Arabia, and France accounted for approximately 36%, 25%, 11% and 10% respectively, of the Company’s total revenue for the three months ended June 30, 2010.  The United States of America accounted for 71%, of the Company’s total revenue for the three months ended June 30, 2009.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
Revenue by country:
United States of America	$1,843	$3,557
Canada	1,271	301
Saudi Arabia	563	—
France	516	77
Other	885	1,136
	$5,078	$4,994

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2010, the Company had three customers located in the United States, Canada and Saudi Arabia who accounted for more than 10% of total revenue.  For the three months ended June 30, 2009, the Company had one customer located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2010	$5.1	3	37%
June 30, 2009	$5.0	1	26%

At June 30 2010, the Company had three customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2010	$2.7	3	56%

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2010 and 2009, the Company owed this supplier $1,839 and $1,033, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the three months ended June 30, 2010 and 2009.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.  Rent expense for the three months ended June 30, 2010 and 2009, was $51 and $48, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2011	$146
2012	228
2013	236
2014	240
2015	100
$950

b)            Purchase commitment

At June 30, 2010, the Company had purchase obligations in fiscal 2010 of approximately $7,393 related to inventory and product development items.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue is currently derived through the sale of our iX104™ systems in the rugged, mobile Tablet PC market. We believe this market is small relative to other rugged PC markets. We therefore intend to grow our revenue by entering into other rugged PC markets through the development of new rugged, mobile computing systems. We have developed new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, the Armadillo System for military markets, which became available in June 2009. In addition, we were developing a rugged, mobile notebook PC which requires further design modifications. While we continued to work on our rugged notebook earlier in the fiscal year, its development was ceased to reduce costs during this period of economic malaise and devote our limited resources to our established core business of the iX104 family of rugged, mobile Tablet PCs.

We are dependent upon the market acceptance of our current generation of the iX104 Tablet PC system. We believe the markets initial response to our iX104 system has been favorable.  However, the global economic conditions that worsened in the fall of 2008 caused many companies to sharply reduce their technology spending and we experienced a slow-down in our business.  During the three months ended December 31, 2008, we took cost reduction actions in response to the market conditions.  We reduced our headcount by approximately 43% during that quarter, and the impact of the headcount reduction began to be realized in the first calendar quarter of 2009.  In early April 2009, we further reduced our headcount by another 17%, setting our current number of employees at 38.  In addition, we have reduced our development spending to focus on products that we expect to introduce to the market in fiscal 2011.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  For the year ended March 31, 2010 our operating expenses and net cash used by operations declined by 46% and 69%, respectively, when compared to the year ended March 31, 2009.  Further, our operating expenses for the three months ended June 30, 2010 declined by approximately 26%, when compared to the three months ended June 30, 2009.   For the first time in our history, we generated an operating profit of $42,000 for the three months ended June 30, 2010.  Further, our operating activities provided cash of $1,211,000, principally due to reduced operating expenses and the favorable timing of our collection of receivables. We have generated cash from operations for two consecutive quarters. We expect our operating expenses in subsequent quarters of fiscal 2011 to increase due to investments associated with the development of the next generation of our iX104 Tablet PC, referred to as the C5, and sales related headcount.  However, we will continue to evaluate all other operating costs with a view to further reducing our operating expenses.

Management believes that if we can successfully penetrate the military markets with our Armadillo System, we should expect to increase our future revenues.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended June 30, 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

Revenue.  We derive revenue from sales of our rugged wireless Tablet PC systems, which encompass a family of active pen and touch Tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs.

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

Recent Accounting Pronouncements

There have been no new recent accounting pronouncements that impact our financial statements.

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Revenue.  Total revenue for the three months ended June 30, 2010 was $5,078,000, as compared to $4,994,000 for the three months ended June 30, 2009, an increase of $84,000, or approximately 2%.  The increase in revenue is attributable to an increase in the average sales price of our products of approximately 9%, offset by a decline in unit sales of approximately 8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase in average selling prices was principally due to a more favorable product mix in fiscal 2011 compared to fiscal 2010.  At June 30, 2010 and 2009, we had approximately $3,000 and $1,115,000, respectively, in deferred revenue for shipments to end-users for which revenue recognition attributes have not been completed.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Canada, Saudi Arabia and France accounted for approximately 36%, 25%, 11% and 10%, respectively, of our total revenue for the three months ended June 30, 2010.  The United States accounted for 71% of our total revenue for the three months ended June 30, 2009.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales. For the three months ended June 30, 2010, we had three customers located in the United States, Canada, and Saudi Arabia who accounted for approximately 37% of our total revenue.  For the three months ended June 30, 2009, there was one customer who accounted for more than 26% of our total revenue.  At June 30, 2010, there were three customers with aggregate receivable balances that were approximately 56% of our outstanding receivables. At June 30, 2009, there was one customer with a receivable balance that was approximately 29% of the outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2010 was $3,433,000, compared to $3,694,000 for the three months ended June 30, 2009, a decrease of $261,000, or approximately 7%.  The decrease was primarily due to the decrease in unit sales.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at June 30, 2010 and 2009 were $3,172,000 and $2,734,000, respectively. At June 30, 2010 and 2009, we owed this supplier $1,839,000 and $1,033,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $345,000 to $1,645,000 (32.4% of revenue) for the three months ended June 30, 2010 from $1,300,000 (26.0% of revenue) for the three months ended June 30, 2009.  The increase in gross profit for the three months ended June 30, 2010 was due the increase in the average selling price attributable to a more favorable product mix.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2010 were $674,000, compared to $565,000 for the three months ended June 30, 2009.  The increase of $109,000, or approximately 19%, was primarily due to an increase in marketing related costs, including headcount, of $89,000, along with an increase in recruiting expense of $15,000 and an increase in depreciation for demonstration units of $21,000, offset by a decrease in shipping expense of

$16,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2010 were $303,000, a decrease of $534,000, or approximately 64%, compared to $837,000 for the three months ended June 30, 2009.  Fewer new major product development activities in the current period as compared to the prior year period accounted for the reductions in product development expenses.  During the three months ended June 30, 2010, our product development focus was predominantly on the C5.  In the prior year period, major development activities included the Armadillo System, as well as a rugged, mobile notebook PC.  The decrease in product development related expenses arising from reduced activities was $377,000.  Other expense reductions primarily consisted of a decline in headcount related costs of $63,000 and a decrease in depreciation of $79,000 for the three months ended June 30, 2010.

General Administration Expenses.  General administration expenses for the three months ended June 30, 2010 were $626,000, compared to $755,000 for the three months ended June 30, 2009, a decrease of $129,000, or approximately 17%.  The decrease consisted of a nonrecurring favorable settlement of disputed billed professional fees of $129,000, a reduction in stock compensation of $84,000 and a decline in depreciation of $44,000, offset by a net increase the allowance for doubtful accounts of $126,000, as the prior year period had a $177,000 allowance reduction due to stronger than expected collections.

For the three months ended June 30, 2010 and 2009, the recorded employee stock-based compensation expense was $161,000 and $307,000, respectively.  The decline in expense is principally due to lower Black-Scholes valuations of grants, primarily arising from a decline of approximately 75% in the average exercise price of grants in fiscal years 2011 and 2010 compared to the average exercise price of grants in fiscal years 2009 and 2008.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended June 30, 2010 and 2009 were $70,000 and $172,000, respectively.

Interest Expense.  Interest expense for the three months ended June 30, 2010 was $660,000 compared to $441,000 for the three months ended June 30, 2009, an increase of $219,000.  The increase is attributable to an increase in outstanding borrowings arising from our issuance of the Senior Notes of $3,200,000 in November 2009, which contributed to an increase of $143,000 in interest expense related to the Senior and Promissory Notes which is paid with shares of common stock.  Additionally, amortization of the values assigned to warrants issued with the Senior Notes accounted for an increase of $128,000 in non-cash interest expense of $128,000.  These increases were offset by decrease in interest expense representing the amortization of costs related to a letter of credit of $38,000 for the three months ended June 30, 2009.  Fees and interest related to our operating working capital facility also decreased by $14,000 due to reduced utilization of the facility resulting from the cash provided by operations.

Other Expenses.  Other expenses for the three months ended June 30, 2010 were $49,000, compared to $23,000 for the three months ended June 30, 2009.

Net Loss.  The net loss for the three months ended June 30, 2010 was $667,000, as compared to a net loss of $1,321,000 for the three months ended June 30, 2009, a decrease of $654,000.  The decrease was primarily due to the cost reduction initiatives, which resulted in a reduction of approximately $554,000 of operating expenses, or 26% of the prior year operating expenses, and an increase in gross profit of $345,000.  These operating expense reductions were offset by an increase in interest expense of $219,000 for the three months ended June 30, 2010 compared to 2009.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended June 30, 2010 was $1,082,000, compared to $1,732,000 for the three months ended June 30, 2009.  We have issued Series A, B and C Preferred Stock that earn a cumulative 5% dividend. The dividends attributable to these shares for the three months ended June 30, 2010 and 2009 were $415,000 and $411,000, respectively.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2011, despite our modest operating profit for the three months ended June 30, 2010.  As of June 30, 2010, our working capital was $2,185,000 and our cash and cash equivalents were $524,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $103.2 million.

Sources of capital that are immediately available to us are through a new credit facility with a specialty finance company and through our principal stockholder, Phoenix.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), a specialty finance company.  Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, our eligible accounts receivable and purchase orders on a revolving basis, up to a maximum of $4,750,000.  Under the terms of the ARPA, FWC may purchase our eligible receivables with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.  FWC may also purchase our eligible purchase orders with full recourse less a discount of 1%, subject to terms substantially similar to those for purchased receivables.

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

As of August 4, 2010, there were $378,000 of borrowings outstanding under our credit facility.

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

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2010	2009

Cash provided by/(used in) operating activities	$1,211	$(88)
Cash used in investing activities	(543)	(40)
Cash provided by/(used in) financing activities	(533)	395
Cash and cash equivalents	524	1,061

Our operating activities provided $1,211,000 of net cash for the three months ended June 30, 2010, as compared to $88,000 of net cash used in operating activities for the three months ended June 30, 2009, a favorable change of $1,299,000.  The increase in net cash provided by our operations reflects our actions to significantly reduce our operating expenses and cash burn to a level commensurate with our anticipated revenue, with the objective of becoming self funded.  The increase was principally due to our operating profit for the three months ended June 30, 2010, resulting in a decline in our net loss, net of items not affecting cash, of $346,000 from the three months ended June 30, 2009.  The increase in net cash provided by operating activities is also due to favorable timing of collections of accounts receivable of $1,510,000, the favorable timing of prepaid expenses of $409,000, a reduction in accounts payable of $49,000, offset by a net use of cash for inventory of $1,015,000.

Net cash used in investment activities consists of additions to fixed assets, which for the three months ended June 30, 2010, consists primarily of tooling costs of $478,000 related to the development of our C5.

Our financing activities used $533,000 of net cash for the three months ended June 30, 2010 as compared to $395,000 of net cash provided by financing activities for the three months ended June 30, 2009.  For the three months ended June 30, 2010, cash provided by operating activities was used to pay all outstanding borrowings under the working capital facility as of June 30, 2010 which accounts for the net cash used by financing activities.  Net cash provided by financing activities for the three months ended June 30, 2009 consisted of net borrowings of $279,000 from our working capital credit facility and net proceeds from the issuance of promissory notes and equity of $116,000.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)         Changes in internal control over financial reporting.

During the three months ended June 30, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2010 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2010.

Risks Relating to our Business

For the three months ended June 30, 2010, we had three customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2010, three customers located in the United States, Canada and Saudi Arabia who  accounted for approximately 12%, 14% and 11%, respectively, of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2010, we issued a total of 231,818 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $23,000 of investor relations services provided to us from April 15, 2010 to July 14, 2010. The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 15, 2010	77,273	$0.11
May 14, 2010	77,272	$0.11
June 15, 2010	77,273	$0.11

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Certificate of Amendment to Certificate of Incorporation of Xplore Technologies Corp.
31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

XPLORE TECHNOLOGIES CORP.

Dated: August 10, 2010	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)