Form 10-Q
period 2010-09-30
XPLORE TECHNOLOGIES CORP
filed 2010-11-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, the registrant had 155,157,673 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245	$389
Accounts receivable, net	2,580	4,072
Inventory, net	3,973	2,294
Prepaid expenses and other current assets	426	158
Total current assets	7,224	6,913
Fixed assets, net	545	95
Deferred charges	263	432
	$8,032	$7,440
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term indebtedness	$754	$555
Accounts payable and accrued liabilities	3,846	3,748
Total current liabilities	4,600	4,303
Promissory notes	7,113	5,356
	11,713	9,659

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,335 and 8,382, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,124 respectively	17	17
Common Stock, par value $0.001 per share; authorized 450,000; shares issued 151,363 and 129,963, respectively	151	130
Additional paid-in capital	121,338	119,157
Accumulated deficit	(125,258)	(121,594)
	(3,681)	(2,219)
	$8,032	$7,440

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands, except loss per common share)

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$4,328	$5,248	$9,406	$10,242
Cost of revenue	2,802	3,919	6,235	7,613
Gross profit	1,526	1,329	3,171	2,629

Expenses:
Sales, marketing and support	638	595	1,312	1,160
Product research, development and engineering	690	867	993	1,704
General administration	762	963	1,388	1,178
	2,090	2,425	3,693	4,582
Loss from operations	(564)	(1,096)	(522)	(1,953)

Other expenses:
Interest expense	(1,634)	(677)	(2,294)	(1,118)
Other	26	(26)	(23)	(49)
	(1,608)	(703)	(2,317)	(1,167)
Net loss	$(2,172)	$(1,799)	$(2,839)	$(3,120)
Dividends attributable to Preferred Stock	(413)	(413)	(828)	(824)
Net loss attributable to common stockholders	(2,585)	(2,212)	(3,667)	(3,944)
Loss per common share	(0.01)	(0.02)	(0.02)	(0.03)
Dividends attributable to Preferred Stock	(0.01)	(0.00)	(0.01)	(0.01)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding, basic and fully diluted	145,650,966	106,310,147	140,684,574	102,587,642

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(2,172)	$(1,799)	$(2,839)	$(3,120)
Items not affecting cash:
Depreciation and amortization	95	135	165	307
Allowance for doubtful accounts	(16)	(46)	(60)	36
Amortization of deferred financing costs	1,144	354	1,421	568
Stock-based compensation expense	166	254	327	561
Equity instruments issued in exchange for services	50	56	121	124

Changes in operating assets and liabilities:
Accounts receivable	100	877	1,552	819
Inventory	(1,070)	(840)	(1,679)	(434)
Prepaid expenses and other current assets	(170)	415	(98)	78
Accounts payable and accrued liabilities	63	(52)	491	327
Net cash used in operating activities	(1,810)	(646)	(599)	(734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(72)	(59)	(615)	(99)
Net cash used in investing activities	(72)	(59)	(615)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	5,247	6,811	8,733	13,167
Repayment of bank indebtedness	(4,502)	(7,073)	(8,534)	(13,150)
Net proceeds from issuance of promissory notes	850	315	850	417
Net proceeds from issuance of Common Stock	8	46	21	60
Net cash provided by financing activities	1,603	99	1,070	494

CHANGE IN CASH AND CASH EQUIVALENTS	(279)	(606)	(144)	(339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	524	1,061	389	794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245	$455	$245	$455

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$34	$105	$70	$163
Payments for income taxes	—	—	—	—
Preferred Stock dividends issued in the form of Common Stock	413	408	832	825
Settlement of liability in exchange for Preferred Stock	—	—	—	170
Payments for interest satisfied with the issuance of Common Stock	269	129	466	210

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company’s products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company’s rugged computing products, the Company’s end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company’s end-users are in the following markets: public utility, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for at least fiscal 2011. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from Phoenix Venture Fund LLC and its affiliates (collectively, “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2011.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	September 30, 2010	March 31, 2010
Finished goods	$2,397	$1,469
Computer components	1,576	825
Total inventory	$3,973	$2,294

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheet totaling $48 at March 31, 2010 and none at September 30, 2010.

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

The following securities were not considered in the earnings per share calculations for the three and six months ended:

	September 30, 2010	September 30, 2009
Series A Preferred Shares	62,873,781	62,873,781
Series B Preferred Shares	8,334,982	8,382,041
Series C Preferred Shares	17,074,000	17,184,000
Warrants	112,557,000	62,276,440
Options	17,037,054	18,197,253
	217,876,817	168,913,515

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of the Company’s subsidiary on a revolving basis, up to a maximum of $4,750.  Under the terms of the ARPA, FWC may purchase eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables as a reserve amount. FWC may also purchase eligible purchase orders from the subsidiary with full recourse less a discount of 1% subject to terms substantially similar to those for purchased receivables. On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for the subsidiary’s purchase of materials required to fulfill customer purchase orders.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing transactions of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to the terms and provisions of a corporate guaranty and suretyship.  In addition, pursuant to the ARPA and a subordination agreement between the secured creditors of the subsidiary and FWC, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On September 30, 2010, there were borrowings of $754 under the ARPA.

Prior to December 10, 2009, the Company had a loan and security agreement with a commercial bank. Under the terms of this agreement, the Company could finance certain eligible accounts receivable, and during a limited period eligible inventory, up to a maximum ranging from $4,000 to $8,000 at various times during the term of the agreement.  Borrowings under the facility bore interest at the bank’s prime rate plus 2.25% (or prime plus 2.5% in the case of borrowings related to its inventory). The Company was obligated to repay each loan advance on the earliest of the date the financed receivable payment was received or the date the financed receivable became ineligible or 90 days past due. The Company was committed to pay a fee equal to 0.25% of the unused portion of the credit facility.

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

On November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company’s senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company’s ability to borrow $1,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings.  In addition, the Supporting Letter of Credit Applicants  reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the Company extended the expiration date of those warrants to January 14, 2013.

The warrants issued to the Supporting Letter of Credit Applicants and the promissory note holders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital that was being amortized over the initial term of the letter of credit. Upon termination of the letter of credit, the unamortized deferred charges associated with the letter of credit of $264 were expensed.  During the three and six months ended September 30, 2009, $198 and $264 was recognized as interest expense.

6. PROMISSORY NOTES

	Balance		Value	Payments	Accretion	Balance
Promissory Note	March 31,	New	Assigned	or	of Non-Cash	September 30,
Issuance Date	2010	Issuances	to Warrants	Conversions	Interest	2010
September 5, 2008	$825	$—	$—	$—	$113	$938
October 21, 2008	1,624	—	—	—	242	1,866
February 27, 2009	410	—	—	—	93	503
March 5, 2009	74	—	—	—	17	91
March 11, 2009	221	—	—	—	51	272
May 26, 2009	69	—	—	—	20	89
June 15, 2009	13	—	—	—	5	18
July 1, 2009	10	—	—	—	3	13
November 5, 2009	2,110	—	—	—	713	2,823
August 18, 2010	—	250	(151)	—	58	157
September 2, 2010	—	600	(363)	—	106	343
	$5,356	$850	$(514)	$—	$1,421	$7,113

On February 27, 2009, March 5, 2009 and March 11, 2009, the Company’s wholly owned subsidiary, together with the Company (referred to as the “Borrowers”) issued secured subordinated promissory notes in the aggregate principal amount of $955 and issued warrants to purchase up to 9,550,000 shares of common stock of the Company at an exercise price of $0.10 per share to purchasers.  The secured promissory notes were due and payable on December 31, 2010.  In addition, on February 27, 2009 the Borrowers and all purchasers entered into amendments to previously executed note purchase agreements, reducing the exercise price of warrants previously granted to the note purchasers thereunder on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of the Company’s common stock issuable upon exercise of warrants held by the note holders from 25,000,000 to 30,000,000 shares in order to provide the previous note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

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

The Senior Notes and secured subordinated promissory notes bear interest at the rate of 10% per annum.  Interest is payable quarterly and may be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes is increased by approximately 2.5%.  Interest expense for the three months ended September 30, 2010 and 2009 was approximately $240 and $134, respectively, and for the six months ended September 2010 and 2009 was $509 and $259, respectively.  Payments for the three and six months ended September 30, 2010 was rendered with the issuance of 3,653,122 and 3,169,611 shares of common stock in October 2010 and July 2010, respectively.  Payments for the three and six months ended September 30, 2009 was rendered with the issuance of 1,828,407 and 518,343 shares of common stock in October 2009 and July 2009, respectively.

The warrants issued prior to this fiscal year have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts are amortized over the terms of the Senior Notes and secured subordinated promissory notes.  Interest expense for the three months ended September 30, 2010 and 2009 was $981 and $156, respectively, and for the six months ended September 20, 2010 and 2009 was $1,257 and $304, respectively.  In connection with the Company’s recapitalization discussed more fully in subsequent events footnote 12, the Senior Notes and promissory notes will be exchanged for equity in December 2010 and the amortization period of the discounts accordingly reduced, resulting in an additional $700 of interest expense for the three and six months ended September 30, 2010.

On August 18, 2010, the Borrowers entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009, pursuant to which Phoenix and other purchasers, in the sole discretion of Phoenix, could purchase up to $2,000,000 of principal amount of additional Senior Notes, and warrants to purchase up to 28,571,429 shares of the Company’s common stock at an exercise price of $0.07 per share (the “Bridge Financing”).  On August 18, 2010, pursuant to the amendment, the Borrowers raised $250 in a private placement with Phoenix through the issuance of a Senior Note in the principal amount of $250 and warrants to purchase 3,571,429 shares of the Company’s common stock.  On September 2, 2010, the Borrowers raised $600 in a second private placement with Phoenix through the issuance of another Senior Note in the principal amount of $600 and warrants to purchase 8,571,429 shares of the Company’s common stock.

The warrants issued with the Bridge Financing  in the three months ended September 30, 2010 have been valued separately using the Black-Scholes methodology.  The fair value calculations assumed a discount rate of approximately ..77%, volatility of approximately 158%, no dividends and that all of the shares will vest.  The relative fair value of the warrants as compared to the notes resulted in a value of $514 assigned to the warrants issued to the note holders that was recorded as additional paid in capital and a discount of the promissory notes.  The discounts are amortized over four months.  During the three and six months ended September 30, 2010, $164 was recognized as interest expense.

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

From August to September 2009, the Company raised $850 in private placements through the issuance of secured promissory notes and warrants to purchase up to 8,500,000 shares of the Company’s common stock at $.04 per share.  The terms of the warrants are consistent with the terms of the warrants issued to purchasers of the secured promissory notes.

For the three and six months ended September 30, 2010, there were dividends of $269 and$541, respectively, for the Series A Preferred Stock, $36 and $74, respectively, for the Series B Preferred Stock and $108 and $217, respectively, for the Series C Preferred Stock. For the three and six months ended September 30, 2009, there were dividends of $270 and $541, respectively, for the Series A Preferred Stock, $36 and $73, respectively, for the Series B Preferred Stock and $108 and $211, respectively, for the Series C Preferred Stock.  As of September 30, 2010 and 2009, there were accrued and unpaid dividends of $88 and $88, respectively, for the Series A Preferred Stock, $12 and $12, respectively, for the Series B Preferred Stock and $35 and $35, respectively, for the Series C Preferred Stock. The liquidation preference values of the Series A, Series B and Series C Preferred Stock as of September 30, 2010 were $21,377, $2,834 and $8,537, respectively. The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and liquidation.

At September 30, 2010, the conversion rates for conversion into shares of common stock for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were approximately 1.4179, 1.3333 and 1.25 shares for each share of preferred stock, respectively.  During the three months ended September 30, 2010, there were no conversions of preferred stock into common stock.  During the six months ended September 30, 2010, 47,059 shares of Series B Preferred Stock and 50,000 shares of Series C Preferred stock were exchanged for an aggregate of 125,244 shares of common stock.

Warrants outstanding

There were warrants to purchase an aggregate of 112,557,000 shares of common stock outstanding at September 30, 2010 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price		Expiration Date
4,367,000/4,367,000	$0.10		February 27, 2012
4,090,000/4,090,000	$0.10		July 27, 2012
3,750,000/3,750,000	$0.10		January 30, 2013
74,600,000/74,600,000	$0.10		January 14, 2013
6,250,000/6,250,000	$0.07	(1)	August 17, 2013
15,000,000/15,000,000	$0.07	(1)	September 1, 2013
3,000,000/3,000,000	$0.15		June 10, 2014
1,500,000/—	$0.11		May 13, 2015

(1)         Amended to $0.04 subsequent to September 30, 2010, see footnote 12.

8. STOCK-BASED COMPENSATION PLAN

In 1995, the Company’s board of directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (which are referred to as the “Amended Share Option Plan”). The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

On July 28, 2009, the Company’s board of directors adopted a 2009 Stock Incentive Plan (the “2009 Stock Plan”). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At September 30, 2010, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 41,401,615 shares.  This amount consists of 25,100,000 shares under the 2009 Stock Plan and 16,301,615 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the six months ended September 30, 2010 is as follows:

	Six months ended September 30, 2010
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2010	17,100,892	$0.32
Granted	1,131,000	$0.10
Exercised	—	$—
Forfeited	(1,194,838)	$0.59
Outstanding at end of period	17,037,054	$0.29

At September 30, 2010, the total number of shares of the Company’s common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385.

A summary of the options outstanding and exercisable as at September 30, 2010 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.10—0.13	6,240,753	4.7	1,703,252	3.6
$0.14—0.38	3,519,969	2.6	3,190,656	2.5
$0.39—0.49	4,923,668	1.4	4,487,001	1.3
$0.50—0.74	2,352,664	2.2	1,602,109	2.2
	17,037,054	3.0	10,983,018	2.1

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 5,233,668 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

During the three months ended September 30, 2010, grants in the amount of 150,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.0667 per share. The fair value of these grants to be recognized as future stock compensation expense is $8.

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

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 1.3% and 2.6%, respectively, and volatility of approximately 158% and 125%, respectively, and no dividends for both years. The Company recorded compensation cost of $166 and $254 for the three months ended September 30, 2010 and 2009, respectively and $327 and $561 for the six months ended September 30, 2010 and 2009, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted. The aggregate intrinsic value of options exercisable at September 30, 2010 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2010 is $402 which is to be recognized over the next three years.

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The current offering period is from April 1, 2010 to March 31, 2011. During the current offering periods, the Company will issue shares of its common stock quarterly to participants at a price of $0.0875 per share.  On July 1, 2010, the Company issued 97,031 shares of its common stock under the ESPP.  On October 1, 2010 the Company issued 64,285 shares of its common stock Under the ESPP.  On September 14, 2009, the Company issued 479,395 shares of common stock and on October 1, 2009 the Company issued 156,919 shares of common stock under the ESPP.

9. RELATED PARTY TRANSACTIONS

On May 29, 2009, the Company’s senior lender agreed to provide up to $1,000 of additional availability in excess of the Company’s then eligible borrowing base, based on a supporting irrevocable standby letter of credit issued by the Supporting Letter of Credit Applicants. In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Letter of Credit Agreement, with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.  In consideration for the promissory note holders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares, 2,375,000 of these shares to affiliates, of common stock at an exercise price of $0.10 per share.  The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire in May 2012.  Then on November 5, 2009, the Company used a portion of the net proceeds from the private placement of senior secured subordinated promissory notes to repay $931 in indebtedness to the Company’s senior lender under non-formula loans, and the Company and the senior lender entered into an amendment to the loan and security agreement to terminate the Company’s ability to borrow $1,000 in non-formula loans.  In connection with the amendment, the senior lender returned the $1,000 standby letter of credit used as collateral for such borrowings.  In addition, Philip S. Sassower and Susan Sassower reduced the total number of warrants issued to them in connection with the letter of credit reimbursement, compensation and security agreement from 5,000,000 warrants to 1,400,000 warrants and the expiration date of the warrants was extended to January 14, 2013.

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

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.11 per share, which will fully vest on March 31, 2011, to SG Phoenix LLC, an affiliate, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and charges of $41 were recorded for the six months ended September 30, 2010.

In connection with the Company’s private placements during the three months ended June 30, 2009, the Company paid an affiliate of Phoenix administration fees of $60 related to the private placement of subordinated secured promissory notes.

At September 30, 2010, outstanding promissory notes held by Phoenix, including its affiliates, were $4,550.  For the three months ended September 30, 2010 and 2009, interest expense of $125 and $74, respectively, was recognized and paid through the issuances of 1,936,460 and 1,070,019 shares of the Company’s common stock, respectively, on October 1, 2010 and 2009, respectively.  For the six months ended September 30, 2010 and 2009, interest expense of $262 and $151, respectively, was recognized and paid through the issuance of 3,553,772 and 1,380,151 shares of the Company’s common stock, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States and the country of Georgia accounted for 35% and 24%, respectively, of the Company’s total revenue for the three months ended September 30, 2010.  The United States, Canada and the country of Georgia accounted for 36%, 17% and 11%, respectively, of the Company’s total revenue for the six months ended September 30, 2010.The United States of America accounted for 83% and 77% of the Company’s total revenue for the three months and six months ended September 30, 2009, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue by country:
United States	$1,534	$4,359	$3,377	$7,916
Canada	311	234	1,582	535
Country of Georgia	1,032	—	1,032	—
Other	1,451	655	3,415	1,791
	$4,328	$5,248	$9,406	$10,242

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended September 30, 2010, the Company had one customer located in the country of Georgia who accounted for more than 10% of total revenue.  For the six months ended September 30, 2010, the Company had one customer located in Georgia who accounted for more than 10% of total revenue.  For the three and six months ended September 30, 2009, the Company had two customers  located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2010	$4.3	1	24%
September 30, 2009	$5.2	2	48%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2010	$9.4	1	11%
September 30, 2009	$10.2	2	37%

At September 30 2010, the Company had one customer that accounted for more than 10% of the outstanding net receivables.  The outstanding receivable from this customer was collected on October 19, 2010.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2010	$2.6	1	40%

The Company relies on a single supplier for the majority of its finished goods. At September 30, 2010 and 2009, the Company owed this supplier $2,079 and $972, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2010 and 2009.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.  Rent expense for the three months ended September 30, 2010 and 2009, was $54 and $52, respectively. Rent expense for the six month ended September 30, 2010 and 2009, was $108 and $103, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2011 (remaining portion)	$99
2012	228
2013	236
2014	240
2015	100
$903

b)                                     Purchase commitment

At September 30, 2010, the Company had remaining purchase obligations in fiscal 2011 of approximately $7,226 related to inventory and product development items.

c)                                      Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.  SUBSEQUENT EVENTS

On November 2, 2010, the Company entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009 with Phoenix pursuant to which the Bridge Financing was increased to up to $3,000,000 and the exercise price of the warrants issued in the Bridge Financing would be $0.04 per share. In addition, the exercise price of all warrants previously issued in the Bridge Financing was reduced from $0.07 per share to $0.04 per share. [As of September 30, 2010, the Company had issued subordinated notes in the aggregate principal amount of $850,000, and warrants to purchase 21,250,000 shares of its common stock, to Phoenix.]

On November 2, 2010, the Company also entered into an Exchange Agreement, pursuant to which the Company and holders representing more than a majority in interest of its outstanding senior secured subordinated indebtedness and its secured subordinated indebtedness, agreed to exchange all of the Company’s outstanding senior secured subordinated and secured subordinated indebtedness, which the Company estimates will be in the aggregate principal amount of approximately $9,327,500, plus approximately $110,000 in accrued and unpaid interest, at the time of closing into shares of the Company’s Series D Preferred Stock, at an exchange price of $1.00 per share for each $1.00 of such indebtedness. The Series D Preferred Stock issued under the Exchange Agreement will be convertible into the Company’s common stock at an initial conversion price of $0.04 per share.  The Series D Preferred issued will rank senior to all outstanding shares of the Company’s capital stock in terms of dividends, liquidation preferences and other voting and special rights.  The closing under the Exchange Agreement is conditioned upon, among other things, the approval by the Company’s stockholders of amendments to the Company’s certificate of incorporation and the satisfaction of customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and elsewhere in this quarterly report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue is currently derived almost exclusively from the sale of our iX104™ systems in the rugged, mobile Tablet PC market. We believe this market is relatively small, and have attempted to expand our offerings in the rugged PC markets. We have developed new products, including the next generation of our iX104 Tablet PC featuring, among other things, a dual core processor and a sunlight readable display, which became available in September 2008, as well as, our Armadillo System, a rugged docking station used with our iX104 systems designed for military markets, which became available in June 2009. During our fiscal 2010, we ceased the development of a new rugged, mobile notebook PC to reduce costs during this prolonged period of global economic malaise and to devote our limited resources to our established core business of the iX104 family of rugged, mobile Tablet PCs.

We are dependent upon the market acceptance of our current generation of the iX104 Tablet PC system. We believe the markets initial response to our iX104 system has been favorable.  However, the continuing global economic conditions have caused many companies to sharply reduce their technology spending, and we have not experienced the increase in our business that we had expected.  As a result, we implemented a number of cost saving initiatives.  In early April 2009, we reduced our headcount by approximately 17%, setting our current number of employees at 38.  In addition, we have reduced our development spending to focus on new products in the rugged Tablet PC market, which we expect to introduce to the market in fiscal 2011.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  For the year ended March 31, 2010 our operating expenses and net cash used by operations declined by 46% and 69%, respectively, when compared to the year ended March 31, 2009.  Further, our operating expenses for the three months ended September 30, 2010 declined by approximately 16%, when compared to the three months ended September 30, 2009.  For the first time in our history, we generated an operating profit of $42,000 for the three months ended June 30, 2010.  Further, our operating activities during that period provided cash of $1,211,000, principally due to reduced operating expenses and the favorable timing of our collection of receivables. We expect our operating expenses in subsequent quarters of fiscal 2011 to increase due to investments associated with the development of the next generation of our iX104 Tablet PC, referred to as the C5, and an increase in our sales related headcount.  However, we will continue to evaluate all other operating costs with a view to further reducing our operating expenses.

Management believes that if we can successfully penetrate the military markets with our new Armadillo System, we should increase our future revenues.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Three and Six Months Ended September 30, 2010 vs. Three and Six Months Ended September 30, 2009

Revenue.  Total revenue for the three months ended September 30, 2010 was $4,328,000, as compared to $5,248,000 for the three months ended September 30, 2009, a decrease of $920,000, or approximately 18%.  Total revenue for the six months ended September 30, 2010 was $9,406,000, as compared to $10,242,000 for the six months ended September 30, 2009, a decrease of $836,000, or approximately 8%.  The decrease in revenue for the three month period is attributable to a decrease in the average sales price of our products of approximately 15%, along with a decline in unit sales of approximately 4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  In the three months ended September 30, 2009, we had a significant one-time order that accounted for approximately 27% of revenue.  That order was comprised of an atypical configuration consisting of additional accessories, which increased the average selling price for the quarter by approximately 13%.  The decrease in revenue for the six month ended September 30, 2010 compared to the six month ended September 30, 2009 is attributable to a decline in unit sales of approximately 6%, along with a decline in the average sales price of our products of 3%.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems.  The United States and the country of Georgia accounted for approximately 35% and 24%, respectively, of our total revenue for the three months ended September 30, 2010.  The United States, Canada and Georgia accounted for approximately 36%, 17% and 11%, respectively, of our total revenue for the six months ended September 30, 2010.  For the three months and the six months ended September 30, 2009, the United States accounted for approximately 83% and 77% of our total revenue, respectively.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended September 30, 2010, we had one customer located in the country of Georgia who accounted for approximately 24% of our revenue.  For the six months ended September 30, 2010, that customer located in the country of Georgia accounted for approximately 11% of our total revenue.  For the three and six months ended September 30, 2009, we had two customers located in the United States who accounted for approximately 48% and 37% of our total revenue, respectively,.  At September 30, 2010, there was one customer with a receivable balances that was approximately 40% of our outstanding receivables, which was subsequently collected.  At September 30, 2009, there was one customer with a receivable balance that was approximately 25% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2010 was $2,802,000, compared to $3,919,000 for the three months ended September 30, 2009, a decrease of $1,117,000, or approximately 29%.  The majority of this decrease was attributable to the decline in revenue of approximately 18%.  Two customers accounted for 48% of our revenue in the three months ended September 30, 2009 and, based on the significance of those sales, were afforded special pricing discounts associated with their higher volume, which accordingly increased the cost of revenue for the three months ended September 30, 2009.  Total cost of revenue for the six months ended September 30, 2010 was $6,235,000, compared to $7,613,000 for the six months ended September 30, 2009, a decrease of $1,378,000, or approximately 18%.  This decrease was primarily due to a decline in revenue of approximately 8% and the impact of the special pricing discounts for the sales to the two significant customers, which accounted for approximately 37% of the revenue for the six months ended September 30, 2009.

We rely on a single supplier for the majority of our finished goods.  The year to date inventory purchases and engineering services from this supplier at September 30, 2010 and 2009 were $5,664,000 and $2,981,000, respectively.  At September 30, 2010 and 2009, we owed this supplier $2,079,000 and $972,000, respectively, which amounts were recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $197,000 to $1,526,000 (35.3% of revenue) for the three months ended September 30, 2010 from $1,329,000 (25.3% of revenue) for the three months ended September 30, 2009.  Total gross profit increased by $542,000 to $3,171,000 (33.7% of revenue) for the six months ended September 30, 2010 from $2,629,000 (25.7% of revenue) for the six months ended September 30, 2009. The increase in gross profit is primarily attributable to the effects of the special pricing discounts for the two significant customers who accounted for 48% and 37% of the revenue for the three and six months ended September 30, 2009, respectively.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2010 were $638,000, compared to $595,000 for the three months ended September 30, 2009.  The increase of $43,000, or approximately 7%, was primarily due to an increase in marketing related costs, including web and social media campaigns, of $35,000, an increase in travel related expenses of $37,000 and an increase in depreciation expense for demonstration units of $38,000, offset by a decrease in headcount related expense of $48,000 and a decrease in various other expenses aggregating $19,000.  Sales, marketing and support expenses for the six months ended September 30, 2010 were $1,312,000, compared to $1,160,000 for the six months ended September 30, 2009.  The $152,000 increase consists primarily of an increase in web and social media campaigns of $99,000, an increase in depreciation expense of demonstration units of $59,000 and an increase in travel related expenses of $42,000, offset by a decrease in headcount related expense of $29,000 and a decrease in various other expenses aggregating $19,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2010 were $690,000, a decrease of $177,000, or approximately 20%, compared to $867,000 for the three months ended September 30, 2009.  Reductions in these expenses primarily consisted of a decline in headcount related costs of $75,000 and a decrease in depreciation expense of testing equipment of $72,000 for the three months ended September 30, 2010.  In addition, there was a decrease in product development related expenses of $39,000 generally due to reduced activities.  Product research, development and engineering expenses for the six months ended September 30, 2010 were $993,000, a decrease of $711,000, or approximately 42%, compared to $1,704,000 for the six months ended September 30, 2009.  Fewer new major product development activities in the current period as compared to the prior year period accounted for the reductions in product development expenses.  During the six months ended September 30, 2010, our product development focus was predominantly on the C5, the next generation of our iX104 Tablet PC.  In the prior year period, major development activities included the Armadillo System, as well as a rugged, mobile notebook PC, which we ceased development of in fiscal 2010.  The decrease in product development related expenses arising from reduced activities was $416,000.  Other expense reductions primarily consisted of a decline in headcount related costs of $138,000 and a decrease in depreciation of $151,000 for the six months ended September 30, 2010.

General Administration Expenses.  General administration expenses for the three months ended September 30, 2010 were $762,000, compared to $963,000 for the three months ended September 30, 2009, a decrease of $201,000, or approximately 21%.  The decrease consisted primarily of a decline in professional fees of $125,000, a reduction in stock compensation of $56,000, a decline in computer maintenance of $34,000 and a decrease in the allowance for doubtful accounts of $30,000, offset by an increase in personal property taxes of $53,000.  General administration expenses for the six months ended September 30, 2010 were $1,388,000, compared to $1,718,000 for the six months ended September 30, 2009, a decrease of $330,000, or approximately 19%.  The decrease consisted primarily of a non-recurring favorable settlement of disputed billed professional fees of $129,000, a decline in headcount related costs, principally stock compensation expense of $116,000, a reduction in professional fees of $77,000, a reduction in audit fees of $62,000 arising from expensing those fees when the related services are rendered rather than accruing ratably throughout the year, a decrease in depreciation of $50,000 and a decrease in information systems of $34,000, offset by an increase in allowance for doubtful accounts of $96,000 and an increase in personal property taxes of $53,000.

For the three months ended September 30, 2010 and 2009, the recorded employee stock-based compensation expense was $166,000 and $254,000, respectively.  For the six months ended September 30, 2010 and 2009, the recorded employee stock-based compensation expense was $327,000 and $561,000, respectively.  The decline in the recorded expense in the periods is principally due to lower Black-Scholes valuations of grants, primarily arising from a decline of approximately 75% in the average exercise price of grants in fiscal years 2011 and 2010 compared to the average exercise price of grants in fiscal years 2009 and 2008.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2010 and 2009 were $95,000 and $135,000, respectively.  Depreciation and amortization expenses for the six months ended September 30, 2010 and 2009 were $165,000 and $307,000, respectively.  The decline in depreciation expense was attributable to an increasing portion of our fixed assets becoming fully depreciated.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was $1,634,000, compared to $677,000 for the three months ended September 30, 2009, an increase of $957,000.  Interest expense for the six months ended September 30, 2010 was $2,294,000, compared to $1,118,000 for the six months ended September 30, 2009, an increase of $1,176,000.  The increases were attributable to an increase in outstanding borrowings arising from our issuance of $3,200,000 in principle amount of senior secured promissory notes in November 2009 and $850,000 of such notes in the three months ended September 30, 2010, which contributed to increases of $106,000 and $249,000 in interest expense for the three and six months ended September 30, 2010, respectively, which we paid with shares of our common stock.  Additionally, amortization of the values assigned to warrants issued with the indebtedness accounted for increases of $989,000 and $1,117,000 for the three and six months ended September 30, 2010, respectively, in non-cash interest expense.  In connection with our pending recapitalization discussed below in the Liquidity and Capital Resources, our outstanding secured promissory notes will be exchanged for equity in December 2010, prior to the indebtedness’ maturity date of December 31, 2011.  Accordingly, the estimated amortization period for the values assigned to the warrants and the deferred charges were accordingly reduced in anticipation of that exchange, which resulted in the recognition of an additional $700,000 of interest expense for the three and six months ended September 30, 2010.  These increases were offset by the elimination of interest expense representing the amortization of costs related to a letter of credit that was utilized only during fiscal 2010, consisting of $118,000 and $156,000 for the three and six months ended September 30, 2009, respectively.  Fees and interest related to our operating working capital facility also decreased by $19,000 and $34,000 for the three and six months ended September 30, 2010, respectively, due to reduced utilization of the facility and lower lender fees for fiscal 2011 as compared to fiscal 2010.

Other Income (Expenses).  Other income for the three months ended September 30, 2010 was $26,000, compared to other expenses of $26,000 for the three months ended September 30, 2009.  Other expenses for the six months ended September 30, 2010 were $23,000, compared to $49,000 for the six months ended September 30, 2009.

Net Loss.  The net loss for the three months ended September 30, 2010 was $2,172,000 ($0.01 per common share), as compared to a net loss of $1,799,000 ($0.02 per common share) for the three months ended September 30, 2009, an increase of $373,000.  The increase was primarily due to an increase in interest expense of $957,000, offset by the impact of favorable cost reduction initiatives, which resulted in a reduction of approximately $335,000 in operating expenses, or 14% of the operating expenses for the prior year, and an increase in gross profit of $197,000.  The net loss for the six months ended September 30, 2010 was $2,839,000 ($0.02 per common share) as compared to a net loss of $3,120,000 ($0.03 per common share) for the six months ended September 30, 2009, a decrease of $281,000.  The decrease was primarily due to the cost reduction initiatives, which resulted in a reduction of approximately $889,000 in operating expenses and an increase in gross profit of $542,000, offset by an increase in interest expense of $1,176,000.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended September 30, 2010 was $2,585,000, compared to $2,212,000 for the three months ended September 30, 2009.  Net loss attributable to common stockholders for the six months ended September 30, 2010 was $3,667,000, compared to $3,944,000 for the six months ended September 30, 2009.  We have issued Series A, Series B and Series C Preferred Stock that earn a cumulative 5% dividend.  The dividends attributable to these shares for the three months ended September, 2010 and 2009 were $413,000 and $413,000, respectively.  The dividends attributable to these shares for the six months ended September, 2010 and 2009 were $828,000 and $824,000, respectively

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2011.  As of September 30, 2010, our working capital was $2,624,000 and our cash and cash equivalents were $245,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily with the gross proceeds of private and public sales of debt and equity securities totaling approximately $104.1 million.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through Phoenix, our principal stockholder.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), a specialty finance company.  Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, our eligible accounts receivable and purchase orders on a revolving basis, up to a maximum of $4,750,000.  Under the terms of the ARPA, FWC may purchase our eligible receivables, with full recourse, for the face amount of such eligible receivables less a discount of 0.52%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual rate of The Wall Street Journal prime lending rate plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.  FWC may also purchase our eligible purchase orders with full recourse less a discount of 1%, subject to terms substantially similar to those for purchased receivables.  On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for our purchase of materials required to fulfill customer purchase orders.

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

As of November 4, 2010, there was $322,000 of borrowings outstanding under the ARPA.

On August 18, 2010, we entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009, pursuant to which Phoenix and other purchasers, in the sole discretion of Phoenix, could provide financing through the purchase of up to $2,000,000 of principal amount of our senior secured subordinated promissory notes, and warrants to purchase up to 28,571,429 shares of our common stock at an exercise price of $0.07 per share.  On November 2, 2010, we entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009 with Phoenix pursuant to which the financing was increased to up to $3,000,000 and the exercise price of the warrants issued in the financing would be $0.04 per share.  In addition, the exercise price of all warrants previously issued in the financing was reduced from $0.07 per share to $0.04 per share.  As of September 30, 2010, we had issued subordinated notes in the aggregate principal amount of $850,000, and warrants to purchase 21,250,000 shares of our common stock, to Phoenix.

On November 2, 2010, we also entered into an Exchange Agreement, pursuant to which we and holders representing more than a majority in interest of our outstanding senior secured subordinated indebtedness and our secured subordinated indebtedness, agreed to exchange all of our outstanding senior secured subordinated and secured subordinated indebtedness, which we estimate will be in the aggregate principal amount of approximately $9,327,500, plus approximately $110,000 in accrued and unpaid interest, at the time of closing into shares of our Series D Preferred Stock, at an exchange price of $1.00 per share for each $1.00 of such indebtedness. The Series D Preferred Stock issued under the Exchange Agreement will be convertible into our common stock at an initial conversion price of $0.04 per share.  The Series D Preferred issued will rank senior to all outstanding shares of our capital stock in terms of dividends, liquidation preferences and other voting and special rights.  The closing under the Exchange Agreement is conditioned upon, among other things, the approval by our stockholders of amendments to our certificate of incorporation and the satisfaction of customary closing conditions.

We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix, will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2011.  However, we may seek to access the public or private markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in thousands of dollars)
Cash used in operating activities	$(1,810)	$(646)	$(599)	$(734)
Cash used in investing activities	(72)	(59)	(615)	(99)
Cash provided by financing activities	1,603	99	1,070	494
Cash and cash equivalents	245	455	245	455

Our operating activities used $1,810,000 of net cash for the three months ended September 30, 2010, as compared to $646,000 of net cash used in operating activities for the three months ended September, 30, 2009, an increase of $1,164,000.  The increase in the use of cash in the three months ended September 30, 2010 as compared to the prior period was principally attributable to an unfavorable timing of receivable collections of $777,000, an unfavorable increase in prepaid expenses and other assets of $585,000 and an unfavorable increase in inventory of $230,000 over the prior period, offset by a favorable decrease of $313,000 in the net loss, net of items not affecting cash, principally due to improved margins and operating expense reductions and the favorable timing of payables in an amount of $115,000.  Our operating activities used $599,000 of net cash for the six months ended September 30, 2010, as compared to $734,000 of net cash used in operating activities for the six months ended September, 30, 2009, a favorable decrease of $135,000, or approximately 18%.  The decrease in the use of cash in the six months ended September 30, 2010 as compared to the prior period was principally attributable to a favorable timing of receivable collections of $733,000, a favorable decrease of $659,000 in the net loss, net of items not affecting cash, principally due to improved margins and operating expense reductions, and the favorable timing of payables of $164,000, offset by an unfavorable increase in inventory of $1,245,000 over the prior period and an unfavorable increase in prepaid expenses and other assets of $176,000.

Net cash used in investment activities consists of additions to fixed assets and demonstration units, which for the six months ended September 30, 2010 consists primarily of tooling costs of $478,000 related to the development of our new C5 system.

Our financing activities provided $1,603,000 of net cash for the three months ended September 30, 2010, as compared to $99,000 of net cash provided by financing activities for the three months ended September 30, 2009.  Net cash provided by financing activities for the three months ended September 30, 2010 consisted of net proceeds from the issuance of promissory notes and equity of $858,000 and $745,000 of net borrowing on our working capital credit facility.  Net cash provided by financing activities for the three months ended September 30, 2009 consisted of net proceeds from the issuance of promissory notes and equity of $361,000 less a net repayment of $262,000 on our working capital credit facility.  For the six months ended September 30, 2010 our financing activities provided $1,070,000, compared to $494,000 for the six months ended September 30, 2009.  For the six months ended September 30, 2010, net proceeds from the issuance of promissory notes and equity of $871,000 and net borrowings of $199,000 from our working capital facility accounted for net cash provided by financing activities.  For the six months ended September 30, 2009, net proceeds from the issuance of promissory notes and equity of $477,000 and net borrowings of $17,000 from our working capital facility accounted for net cash provided by financing activities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

(c)                            Changes in internal control over financial reporting.

During the three and six months ended September 30, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September we issued a senior secured subordinated promissory note in the original principle amount of $600,000, and a warrant to purchase 8,571,429 shares of common stock to Phoenix Venture Fund LLC pursuant to an Amendment No. 1 to Note Purchase Agreement dated as of November 5, 2009, which was executed on August 18, 2010.  We reasonably believe that Phoenix is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the promissory note or warrant.  We disclosed to Phoenix that the promissory note and the warrant, and the underlying shares of common stock, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the promissory note and warrant included, and the certificates representing the common stock to be issued upon exercise of the warrant will include, a legend to that effect.

During the three months ended September 30, 2010, we issued a total of 231,818 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $25,500 of investor relations services provided to us from July 15, 2010 to October 14, 2010. The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
July 15, 2010	77,273	$0.11
August 14, 2010	77,272	$0.11
September 15, 2010	77,273	$0.11

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

XPLORE TECHNOLOGIES CORP.

Dated: November 12, 2010	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)