Form 10-Q
period 2010-12-31
XPLORE TECHNOLOGIES CORP
filed 2011-02-11
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of January 31, 2011, the registrant had 167,876,341 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets
(in thousands)

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$348	$389
Accounts receivable, net	2,350	4,072
Inventory, net	3,985	2,294
Prepaid expenses and other current assets	186	158
Total current assets	6,869	6,913
Fixed assets, net	502	95
Deferred charges	—	432
	$7,371	$7,440
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term indebtedness	$226	$555
Accounts payable and accrued liabilities	3,432	3,748
Total current liabilities	3,658	4,303
Promissory notes	—	5,356
	3,658	9,659

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,335 and 8,382, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,124, respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 15,000; shares issued 9,498 and none, respectively	9	—
Common Stock, par value $0.001 per share; authorized 1,350,000 and 450,000, respectively; shares issued 167,635 and 129,963, respectively	168	130
Additional paid-in capital	131,190	119,157
Accumulated deficit	(127,742)	(121,594)
	3,713	(2,219)
	$7,371	$7,440

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited
(in thousands, except shares and loss per common share)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Revenue	$4,308	$5,529	$13,714	$15,771
Cost of revenue	3,041	3,939	9,276	11,552
Gross profit	1,267	1,590	4,438	4,219

Expenses:
Sales, marketing and support	711	616	2,023	1,776
Product research, development and engineering	575	687	1,568	2,391
General administration	649	1,035	2,037	2,753
	1,935	2,338	5,628	6,920
Loss from operations	(668)	(748)	(1,190)	(2,701)

Other expenses:
Interest expense	(1,401)	(996)	(3,695)	(2,114)
Other	(6)	(36)	(29)	(85)
	(1,407)	(1,032)	(3,724)	(2,199)
Net loss	$(2,075)	$(1,780)	$(4,914)	$(4,900)
Dividends attributable to preferred stock	(482)	(410)	(1,310)	(1,234)
Net loss attributable to common stockholders	(2,557)	(2,190)	(6,224)	(6,134)
Loss per common share	(0.01)	(0.02)	(0.03)	(0.05)
Dividends attributable to Preferred Stock	(0.00)	(0.00)	(0.01)	(0.01)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Weighted average number of common shares outstanding, basic and fully diluted	159,187,150	114,120,883	146,874,482	106,433,608

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(2,075)	$(1,780)	$(4,914)	$(4,900)
Items not affecting cash:
Depreciation and amortization	43	123	208	430
Allowance for doubtful accounts	(46)	196	(106)	232
Amortization of deferred financing costs	1,037	648	2,458	1,216
Stock-based compensation expense	156	189	483	750
Equity instruments issued in exchange for services	42	52	163	176

Changes in operating assets and liabilities:
Accounts receivable	276	(2,021)	1,828	(1,202)
Inventory	(12)	842	(1,691)	408
Prepaid expenses and other current assets	503	(19)	405	59
Accounts payable and accrued liabilities	(41)	323	450	650
Net cash used in operating activities	(117)	(1,447)	(716)	(2,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	(41)	(615)	(140)
Net cash used in investing activities	—	(41)	(615)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities borrowings	4,278	1,915	13,011	15,082
Repayment of credit facilities indebtedness	(4,806)	(2,877)	(13,340)	(16,027)
Net proceeds from issuance of promissory notes exchanged for Series D Preferred Stock	743	2,731	1,593	3,148
Net proceeds from issuance of Common Stock	5	15	26	75
Net cash provided by financing activities	220	1,784	1,290	2,278

CHANGE IN CASH AND CASH EQUIVALENTS	103	296	(41)	(43)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	245	455	389	794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$348	$751	$348	$751

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$42	$45	$112	$208
Payments for income taxes	—	—	—	—
Preferred Stock dividends issued in the form of Common Stock	$408	$409	$1,240	$1,234
Settlement of liability in exchange for Preferred Stock	—	—	—	$170
Payments for interest satisfied with the issuance of Common Stock	$237	$128	$703	$338
Payments for interest satisfied with the issuance of Series D Preferred Stock	$171	—	$171	—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for at least fiscal 2011. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from Phoenix Venture Fund LLC and its affiliates (collectively, “Phoenix”) will be sufficient to fund the anticipated operations for the remainder of fiscal 2011.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	December 31, 2010	March 31, 2010
Finished goods	$3,306	$1,469
Computer components	679	825
Total inventory	$3,985	$2,294

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheet totaling none at December 31, 2010 and $48 at March 31, 2010.

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculations for the three and nine months ended:

	December 31, 2010	December 31, 2009
Series A Preferred Shares	62,873,781	62,873,781
Series B Preferred Shares	8,334,982	8,382,041
Series C Preferred Shares	17,074,000	17,124,000
Series D Preferred Shares	9,498,366	—
Warrants	144,494,500	89,476,440
Options	17,246,054	18,080,893
	259,521,683	195,937,155

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of the Company’s subsidiary on a revolving basis, up to a maximum of $4,750.  Under the terms of the ARPA, FWC may purchase eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables as a reserve amount. On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for the subsidiary’s purchase of materials required to fulfill customer purchase orders. FWC may now also purchase eligible purchase orders from the subsidiary with full recourse less a discount of 1% subject to terms substantially similar to those for purchased receivables.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On December 31, 2010, there were borrowings of $226 under the ARPA.

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

The warrants issued to the Supporting Letter of Credit Applicants and the promissory note holders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital that was being amortized over the initial term of the letter of credit. Upon termination of the letter of credit, the unamortized deferred charges associated with the letter of credit of $264 were expensed.  During the three and nine months ended December 31, 2009, none and $264 was recognized as interest expense.

6. PROMISSORY NOTES

	Balance		Value	Payments	Accretion	Balance
Promissory Note	March 31,	New	Assigned	or	of Non-Cash	December 31,
Issuance Date	2010	Issuances	to Warrants	Conversions	Interest	2010
September 5, 2008	$825	$—	$—	$(1,000)	$175	$—
October 21, 2008	1,624	—	—	(2,000)	376	—
February 27, 2009	410	—	—	(555)	145	—
March 5, 2009	74	—	—	(100)	26	—
March 11, 2009	221	—	—	(300)	79	—
May 26, 2009	69	—	—	(100)	31	—
June 15, 2009	13	—	—	(20)	7	—
July 1, 2009	10	—	—	(15)	5	—
November 5, 2009	2,110	—	—	(3,210)	1,100	—
August 18, 2010	—	250	(151)	(250)	151	—
September 2, 2010	—	600	(363)	(600)	363	—
December 16, 2010	—	1,178	—	(1,178)	—	—
	$5,356	$2,028	$(514)	$(9,328)	$2,458	$—

On February 27, 2009, March 5, 2009 and March 11, 2009, the Company’s wholly owned subsidiary, together with the Company (referred to as the “Borrowers”), issued secured subordinated promissory notes in the aggregate principal amount of $955 and issued warrants to purchase up to 9,550,000 shares of common stock of the Company at an exercise price of $0.10 per share to certain purchasers.  The secured promissory notes were due and payable on December 31, 2010.  In addition, on February 27, 2009 the Borrowers and all holders of previously issued notes entered into amendments to previously executed note purchase agreements, reducing the exercise price of warrants previously granted to the note purchasers thereunder on September 5, 2008 and October 21, 2008 from $0.12 per share to $0.10 per share and increasing the number of shares of the Company’s common stock issuable upon exercise of warrants held by the note holders from 25,000,000 to 30,000,000 shares in order to provide the previous note purchasers with the same terms, including the extension of the maturity date of the September 5, 2008 and October 21, 2008 promissory notes from August 5, 2009 to December 31, 2010.

On May 27, 2009 and June 15, 2009, the Borrowers issued secured subordinated promissory notes in the aggregate principal amount of $120 and issued warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.10 per share to certain purchasers. The secured promissory notes were due and payable in full on December 31, 2010.

On July 1, 2009, the Borrowers issued a secured subordinated promissory note in the aggregate principal amount of $15 and issued a warrant to purchase up to 150,000 shares of common stock of the Company at an exercise price of $0.10 per share to a purchaser.  The secured promissory note was due and payable in full on December 31, 2010.

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

On November 5, 2009, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which the Company could issue up to $3,300 of senior secured subordinated promissory notes (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 33,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  Pursuant to the Note Purchase Agreement, the Company issued Senior Notes in the aggregate principal amount of $3,210 and Warrants to purchase 32,100,000 shares of the Company’s common stock in two separate closings on November 5, 2009 and November 9, 2009.  The Senior Notes were secured by all of the assets of the Company.  The indebtedness under the Senior Notes and the security interest granted to the holders of the Senior Notes were subordinated to the rights and security interest of the Company’s senior lender, but were senior to the indebtedness held by the purchasers who purchased notes under the Company’s note purchase agreement, dated September 5, 2008, as amended (the “Fall 2008 Note Agreement”), and note purchase agreement, dated as of February 27, 2009, as amended (the “Spring 2009 Note Agreement”).  The Warrants issued to the purchasers are exercisable beginning on January 15, 2010 and will expire on January 14, 2013.

Mr. Sassower purchased $1,000 of the Senior Notes and Warrants to purchase 10,000,000 shares of common stock in the private placement.  The Senior Note and Warrant issued to Mr. Sassower were purchased with $830 in cash and the conversion of the Sassower Demand Note. In addition, Mr. Sassower reduced the total number of shares issuable upon exercise of warrants issued to him in connection with the Sassower Demand Note from 850,000 to 50,000 and the expiration date of the warrants was extended from October 13, 2012 to January 14, 2013.

JAG purchased $300 of the Senior Notes and Warrants to purchase 3,000,000 shares of common stock in the private placement with the conversion of its secured demand note.  In addition, the total numbers of shares issuable upon exercise of warrants issued to JAG in connection with the secured demand note were reduced from 1,500,000 to 150,000 and the expiration date of the warrants was extended from September 30, 2012 to January 14, 2013.

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

The Senior Notes and secured subordinated promissory notes were exchanged for shares of the Company’s Series D Preferred Stock on December 16, 2010.  Prior to their exchange, the Senior Notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elected to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the three months ended December 31, 2010 and 2009 was approximately $168 and $190, respectively, and for the nine months ended December 31, 2010 and 2009 was $677 and $444, respectively.  Payments for the three and nine months ended December 31, 2010 was rendered with the issuance of 3,653,122 and 3,169,611 shares of common stock in October 2010 and July 2010, respectively, and with the issuance of 170,866 shares of the Company’s Series D Preferred stock upon the exchange of the notes in December 2010. Payments for the three and nine months ended December 31, 2009 was rendered with the issuance of 2,253,615, 1,828,407 and 3,455,877 shares of common stock in January 2010,October 2009 and July 2009, respectively.

The warrants issued prior to this fiscal year have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts were amortized over the terms of the Senior Notes and secured subordinated promissory notes.  Interest expense for the three months ended December 31, 2010 and 2009 was $688 and $239, respectively, and for the nine months ended December 31, 2010 and 2009 was $1,944 and $543, respectively.  In connection with their exchange for shares of the Company’s Series D Preferred Stock on December 16, 2010, the amortization period of the discounts for the Senior Notes and secured subordinated promissory notes was reduced, resulting in an additional $409 and $1,109 of interest expense for the three and nine months ended December 31, 2010, respectively.

On August 18, 2010, the Borrowers entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009, pursuant to which Phoenix and other purchasers, in the sole discretion of Phoenix, could purchase up to $2,000 of principal amount of additional Senior Notes, and warrants to purchase up to 28,571,429 shares of the Company’s common stock at an exercise price of $0.07 per share (the “Bridge Financing”).  On August 18, 2010, pursuant to the amendment, the Borrowers raised $250 in a private placement with Phoenix through the issuance of a Senior Note in the principal amount of $250 and warrants to purchase 3,571,429 shares of the Company’s common stock.  On September 2, 2010, the Borrowers raised $600 in a second private placement with Phoenix through the issuance of another Senior Note in the principal amount of $600 and warrants to purchase 8,571,429 shares of the Company’s common stock.

On November 3, 2010, the Borrowers entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009. which provided that, upon Phoenix’s approval, the Borrowers would issue up to an aggregate principal amount of $3,000 in additional Senior Notes in the Bridge Financing and that the exercise price of the warrants issued in connection with the Bridge Financing would be $0.04 per share.  In addition, under the amendment the warrants to purchase 12,142,858 shares of the Company’s common stock at $0.07 per share previously issued in the Bridge Financing were replaced with warrants to purchase 21,250,000 shares of the Company’s at $0.04 per share.  On December 16, 2010, the Borrowers raised $1,178 in a third private placement with Phoenix through the issuance of another Senior Note in the principal amount of $1,178 and warrants to purchase 29,437,500 shares of the Company’s common stock.  In connection with the Bridge Financing, Phoenix issued participation interests in one or more of the Senior Notes in the aggregate principal amount of $1,028 and warrants to purchase an aggregate number of 25,687,500 shares of the Company’s common stock.

The warrants issued in connection with the Bridge Financing during the three months ended December 31, 2010 have been valued separately using the Black-Scholes methodology.  The fair value calculations assumed a discount rate of approximately 0.77%, volatility of approximately 158%, no dividends and that all of the shares will vest.  The relative fair value of the warrants as compared to the notes resulted in a value of $514 assigned to the warrants issued to the note holders that was recorded as additional paid in capital and a discount of the promissory notes.  The discounts were amortized over four months.  During the three and nine months ended December 31, 2010, $349 and $514, respectively, was recognized as interest expense.

On December 16, 2010, the Senior Notes and secured subordinated promissory notes and related accrued interest, including the Senior Notes issued in the Bridge Financing, were exchanged for shares of the Company’s Series D Preferred Stock, at an exchange rate of one share for each $1.00 of such indebtedness.  The exchange resulted in the issuance of 9,498,366 shares of the Company’s Series D Preferred Stock.

7. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.  As a result, the Company is now authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $.001 par value, and 150,000,000 shares of preferred stock, $.001 par value.

From May to July 2009, the Company raised $150 in private placements through the issuance of common stock, secured promissory notes and warrants to purchase up to 1,500,000 shares of the Company’s common stock at $0.10 per share.  The terms of the warrants are consistent with the terms of the warrants issued to the purchasers of the secured promissory notes previously issued.

From August to September 2009, the Company raised $850 in private placements through the issuance of secured promissory notes and warrants to purchase up to 8,500,000 shares of the Company’s common stock at $.04 per share.  The terms of the warrants are consistent with the terms of the warrants issued to purchasers of the secured promissory notes previously issued.

On December 16, 2010, the Company raised $1,178 in private placements through the issuance of secure promissory notes and warrants to purchase up to 29,437,500 shares of the Company’s common stock at $.04 per share.  The terms of the warrants are consistent with the terms of the warrants issued to purchasers of the secured promissory notes previously issued.

On December 16, 2010, the Company also issued 9,498,366 shares of the Company’s Series D Preferred Stock in exchange for all of the Company’s outstanding Senior Notes and secured subordinated promissory notes and related accrued interest, at an exchange rate of one share of Series D Preferred Stock for each $1.00 of such indebtedness.  The Series D Preferred Stock has a par value of $0.001 and was recorded net of issuance costs of $435.

For the three and nine months ended December 31, 2010, the Company paid dividends of $267 and $808, respectively, for its Series A Preferred Stock, $35 and $109, respectively, for its Series B Preferred Stock and $106 and $323, respectively, for its Series C Preferred Stock. For the three and nine months ended December 31, 2009, the Company paid dividends of $267 and $808, respectively, for its Series A Preferred Stock, $36 and $109, respectively, for its Series B Preferred Stock and $107 and $318, respectively, for its Series C Preferred Stock.  As of December 31, 2010 and 2009, there were accrued and unpaid dividends of $136 and $91, respectively, for the Series A Preferred Stock, $18 and $12, respectively, for the Series B Preferred Stock, $55 and $36, respectively, for the Series C Preferred Stock and $39 and none, respectively, for the Series D Preferred Stock. The liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock as of December 31, 2010 were $21,377, $2,834, $8,537 and $9,498, respectively.  The Series C Preferred Stock ranks on parity with the Series A and Series B Preferred Stock with respect to dividends, voting and liquidation. The Series D Preferred Stock ranks senior to the Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation and on parity with the Series A, Series B and Series C Preferred Stock with respect to voting.

At December 31, 2010, the conversion rates for conversion into shares of common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.1736, 1.9122, 1.8264 and 25 shares for each share of preferred stock, respectively.  During the three months ended December 31, 2010, there were no conversions of preferred stock into common stock.  During the nine months ended December, 2010, 47,059 shares of Series B Preferred Stock and 50,000 shares of Series C Preferred stock were exchanged for an aggregate of 125,244 shares of common stock.

Warrants outstanding

There were warrants to purchase an aggregate of 144,494,500 shares of common stock outstanding at December 31, 2010 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
4,367,000/4,367,000	$0.073	February 27, 2012
4,090,000/4,090,000	$0.073	July 27, 2012
3,750,000/3,750,000	$0.083	January 30, 2013
74,600,000/74,600,000	$0.073	January 14, 2013
53,187,500/53,187,500	$0.040	December 15, 2013
3,000,000/3,000,000	$0.098	June 10, 2014
1,500,000/—	$0.079	May 13, 2015

(1)  Exercise price may change subject to anti-dilutive terms.

8. STOCK-BASED COMPENSATION PLAN

In 1995, the Company’s board of directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (as amended, the “Amended Share Option Plan”). The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company.  The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system where the common stock is listed or traded on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

On July 28, 2009, the Company’s board of directors adopted a 2009 Stock Incentive Plan (as amended, the “2009 Stock Plan”), subject to the approval of the Company’s stockholders.  The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units.  Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel.  The 2009 Stock Plan became effective as of June 10, 2009, was amended on November 10, 2009 by the Company’s board of directors to increase in the number of shares of the Company’s common stock that may be issued under the 2009 Stock Plan to 25,100,000, and was approved by the Company’s stockholders on January 14, 2010.  On November 3, 2010, the Company’s board of directors amended the 2009 Stock Plan again to increase in the number of shares of the Company’s common stock that may be issued under the 2009 Stock Plan to 75,000,000, subject to the approval of the Company’s stockholders, which was received on December 16, 2010.

At December 31, 2010, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 91,301,615 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 16,301,615 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the nine months ended December 31, 2010 is as follows:

	Nine months ended December 31, 2010
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2010	17,100,892	$0.32
Granted	1,356,000	$0.10
Exercised	—	$—
Forfeited	(1,210,838)	$0.59
Outstanding at end of period	17,246,054	$0.29

At December 31, 2010, the total number of shares of the Company’s common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385.

A summary of the options outstanding and exercisable as at December 31, 2010 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.05—0.10	5,484,753	3.8	1,703,252	3.3
$0.11—0.34	3,100,969	5.3	1,870,657	3.4
$0.35—0.43	1,485,000.7		1,485,000.7
$0.44—0.55	7,175,332	2.7	6,738,665	2.2
	17,246,054	2.8	11,797,574	1.9

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 5,233,668 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

During the three months ended December 31, 2010, grants in the amount of 225,000 shares of common stock were issued to non-executive employees of the Company at an exercise price of $0.05 per share. The fair value of these grants to be recognized as future stock compensation expense is $9.

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

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 1.3% and 2.6%, respectively, and volatility of approximately 158% and 125%, respectively, and no dividends for both years. The Company recorded compensation cost of $156 and $189 for the three months ended December 31, 2010 and 2009, respectively and $483 and $750 for the nine months ended December 31, 2010 and 2009, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted. The aggregate intrinsic value of options exercisable at December 31, 2010 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at December 31, 2010 is $290 which is to be recognized over the next three years.

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The current offering period is from April 1, 2010 to March 31, 2011. During the current offering periods, the Company will issue shares of its common stock quarterly to participants at a price of $0.0875 per share.  On July 1, 2010, the Company issued 97,031 shares of its common stock for the three months ended June 30, 2010, and on October 1, 2010, the Company issued 64,285 shares of its common stock for the three months ended September 30, 2010, and on January 1, 2011, the Company issued 27,928 shares of its common stock for the three months ended December 31, 2010.  On September 14, 2009, the Company issued 479,395 shares of common stock for the six months ended June 30, 2009 and on October 1, 2009, the Company issued 156,919 shares of common stock for the three months ended September 30, 2009, and on January 1, 2010, the Company issued 110,394 shares of common stock for the three months ended December 31, 2009.

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

In connection with the Company’s issuance of its Series D Preferred Stock in exchange for its outstanding subordinated secured promissory notes on December 16, 2010, the Company paid SG Phoenix LLC, an affiliate, a structuring fee of $100 in cash and issued SG Phoenix LLC a three-year warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.04 per share.

On December 16, 2010, Phoenix exchanged $1,940 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010 and 2009, interest expense of $38 and $24, respectively, was recognized and paid to Phoenix through the issuance of  37,760 shares of the Company’s Series D Preferred Stock and 351,010 shares of the Company’s common stock, respectively.

On December 16, 2010, Phoenix Enterprises Family Fund LLC, an affiliate, exchanged $718 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010 and 2009, interest expense of $15 and $18, respectively, was recognized and paid to Phoenix Enterprises Family Fund LLC  through the issuance of 15,136 shares of the Company’s Series D Preferred Stock and 267,925 shares of the Company’s common stock, respectively.

On December 16, 2010, JAG Multi Investments LLC, an affiliate, exchanged $1,018 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010 and 2009, interest expense of $21 and $23, respectively, was recognized and paid to JAG Multi Investments LLC through the issuance of 21,464 shares of the Company’s Series D Preferred Stock and 337,331 shares of the Company’s common stock, respectively.

On December 16, 2010, Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, exchanged $1,000 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010 and 2009, interest expense of $21 and $16, respectively, was recognized and paid to Mr. Sassower through the issuance of 21,095 shares of the Company’s Series D Preferred Stock and 231,354 shares of the Company’s common stock, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States and Germany accounted for 49% and 15%, respectively, of the Company’s total revenue for the three months ended December 31, 2010.  The United States, Canada and Germany accounted for 40%, 14% and 10%, respectively, of the Company’s total revenue for the nine months ended December 31, 2010. The United States accounted for 67% and 74% of the Company’s total revenue for the three months and nine months ended December 31, 2009, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Revenue by country:
United States	$2,125	$3,714	$5,502	$11,630
Canada	304	226	1,886	761
Germany	651	363	1,373	582
Other	1,228	1,226	4,953	2,798
	$4,308	$5,529	$13,714	$15,771

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended December 31, 2010, the Company had one customer located in Germany who accounted for more than 10% of total revenue.  For the nine months ended December 31, 2010, the Company had no customer who accounted for more than 10% of total revenue.  For the three and nine months ended December 31, 2009, the Company had one customer  located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2010	$4.3	1	13%
December 31, 2009	$5.5	1	31%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2010	$13.7	—	—
December 31, 2009	$15.8	1	26%

At December 31, 2010, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Balances > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December, 2010	$2.4	2	25%

The Company relies on a single supplier for the majority of its finished goods. At December 31, 2010 and 2009, the Company owed this supplier $1,743 and $1,319, respectively, recorded as accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2010 and 2009.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.  Rent expense for the three months ended December 31, 2010 and 2009, was $56 and $57, respectively. Rent expense for the nine month ended December 31, 2010 and 2009, was $164 and $161, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2011 (remaining portion)	$51
2012	228
2013	236
2014	240
2015	100
$855

b)                                     Purchase commitment

At December 31, 2010, the Company had remaining purchase obligations in fiscal 2011 of approximately $5,339 related to inventory and product development items.

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

We are dependent upon the market acceptance of our current generation of the iX104 Tablet PC system. We believe the markets initial response to our iX104 system has been favorable.  However, the continuing global economic conditions have caused many companies to sharply reduce their technology spending, and we have not experienced the increase in our business that we had expected.  As a result, we implemented a number of cost saving initiatives.  We had reduced our headcount and our current number of employees is 41.  In addition, we have reduced our development spending to focus on new products in the rugged Tablet PC market, which we expect to introduce to the market in the fourth quarter of fiscal 2011.

Our response to the current economic conditions was to significantly reduce our cash burn and operating expenses.  For the year ended March 31, 2010 our operating expenses and net cash used by operations declined by 46% and 69%, respectively, when compared to the year ended March 31, 2009.  Further, our operating expenses for the three months ended December 31, 2010 declined by approximately 17%, when compared to the three months ended December 31, 2009.  For the first time in our history, we generated an operating profit of $42,000 for the three months ended June 30, 2010.  Further, our operating activities during that period provided cash of $1,211,000, principally due to reduced operating expenses and the favorable timing of our collection of receivables. Our operating expenses in the two subsequent quarters of fiscal 2011 increased due to investments associated with the development of the next generation of our iX104 Tablet PC, referred to as the C5, and an increase in our sales related headcount.  We expect the increases in operating expenses to continue in the final quarter of fiscal 2011.  However, we will continue to evaluate all operating costs with a view to further reducing our operating expenses.

Management believes that if we can successfully penetrate the military markets with our new Armadillo System, we should increase our future revenues.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Three and Nine Months Ended December 31, 2010 vs. Three and Nine Months Ended December 31, 2009

Revenue.  Total revenue for the three months ended December 31, 2010 was $4,308,000, as compared to $5,529,000 for the three months ended December 31, 2009, a decrease of $1,221,000, or approximately 22%.  The decrease in revenue for the three month period is attributable to a decrease in unit sales of approximately 20%, along with a decline in the average sales price of our products of approximately 2%, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.   Total revenue for the nine months ended December 31, 2010 was $13,714,000, as compared to $15,771,000 for the nine months ended December 31, 2009, a decrease of $2,057,000, or approximately 13%.  The decrease in revenue for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 is attributable to a decline in unit sales of approximately 11%, along with a decline in the average sales price of our products of 2%.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems.  The United States and Germany accounted for approximately 49% and 15%, respectively, of our total revenue for the three months ended December 31, 2010.  The United States, Canada and Germany accounted for approximately 40%, 14% and 10%, respectively, of our total revenue for the nine months ended December 31, 2010.  For the three months and the nine months ended December 31, 2009, the United States accounted for approximately 67% and 74% of our total revenue, respectively.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended December 31, 2010, we had one customer located in Germany who accounted for approximately 13% of our revenue.  For the nine months ended December 31, 2010, there were no customers who accounted for more than 10% of our revenue.  For the three and nine months ended December 31, 2009, we had one customer located in the United States who accounted for approximately 31% and 26% of our total revenue, respectively.  At December 31, 2010, there were two customers with receivable balances that totaled approximately 25% of our outstanding receivables.  At December 31, 2009, there was one customer with a receivable balance that was approximately 45% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2010 was $3,041,000, compared to $3,939,000 for the three months ended December 31, 2009, a decrease of $898,000, or approximately 23%.  The majority of this decrease was attributable to the decline in revenue of approximately 22%.  Total cost of revenue for the nine months ended December 31, 2010 was $9,276,000, compared to $11,552,000 for the nine months ended December 31, 2009, a decrease of $2,276,000, or approximately 20%.  This decrease was primarily due to a decline in revenue of approximately 13% and the impact of the special pricing discounts for the sales to two significant customers which accounted for approximately 35% of the revenue for the nine months ended December 31, 2009.

We rely on a single supplier for the majority of our finished goods.  The year to date inventory purchases and engineering services from this supplier at December 31, 2010 and 2009 were $7,710,000 and $7,670,000, respectively.  At December 31, 2010 and 2009, we owed this supplier $1,743,000 and $1,319,000, respectively, which amounts are included within accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $323,000 to $1,267,000 (29.4% of revenue) for the three months ended December 31, 2010, from $1,590,000 (28.8% of revenue) for the three months ended December 31, 2009. The decrease in gross profit for the three month period is primarily attributable to the decrease in revenue. Total gross profit increased by $219,000 to $4,438,000 (32.4% of revenue) for the nine months ended December 31, 2010, from $4,219,000 (26.8% of revenue) for the nine months ended

December 31, 2009.  The increase in gross profit for the nine month period is primarily attributable to the effects of the special pricing discounts for two significant customers who accounted for 35% of the revenue for the nine months ended December 31, 2009.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2010 were $711,000, compared to $616,000 for the three months ended December 31, 2009.  The increase of $95,000, or approximately 15%, was primarily due to an increase in marketing related costs related to product launch of the C5 of $60,000 and an increase in travel related expenses of $31,000.  Sales, marketing and support expenses for the nine months ended December 31, 2010 were $2,023,000, compared to $1,776,000 for the nine months ended December 31, 2009.  The $247,000, or approximately 14%, increase consists primarily of an increase in marketing related costs of $158,000 for web and social media campaigns and the product launch of the C5, an increase in travel related expenses of $73,000 and an increase in depreciation expense of demonstration units of $49,000, offset by a decrease in customer support related costs of $29,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2010 were $575,000, a decrease of $112,000, or approximately 16%, compared to $687,000 for the three months ended December 31, 2009.  Reductions in the expense primarily consisted of a decrease in product development related expenses of $157,000, generally due to reduced activities, and a decrease in depreciation expense of testing equipment of $48,000, offset by an increase in patent creation related costs associated with the new C5 of $81,000 for the three months ended December 31, 2010.  Product research, development and engineering expenses for the nine months ended December 31, 2010 were $1,568,000, a decrease of $823,000, or approximately 34%, compared to $2,391,000 for the nine months ended December 31, 2009.  Fewer new major product development activities in the current period as compared to the prior year period accounted for the reductions in product development expenses.  During the nine months ended December 31, 2010, our product development focus was predominantly on the C5, the next generation of our iX104 Tablet PC.  In the prior year period, major development activities included the Armadillo System, as well as a rugged, mobile notebook PC, which we ceased development of in fiscal 2010.  The decrease in product development related expenses arising from reduced activities was $474,000.  Other expense reductions primarily consisted of a decline in headcount related costs of $232,000 and a decrease in depreciation of testing equipment of $199,000, offset by an increase in patent creation related costs associated with the new C5 of $89,000 for the nine months ended December 31, 2010.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2010 were $649,000, compared to $1,035,000 for the three months ended December 31, 2009, a decrease of $386,000, or approximately 37%.  The decrease consisted primarily of a decline in professional fees of $274,000, primarily legal, due to a reduced fee arrangement for compliance matters and the fact that the prior year period included non-recurring professional fees associated with the stockholder consent for the ESPP and costs related to our new 2009 Stock Plan,  a decrease in the allowance for doubtful accounts of $64,000, a decrease in depreciation expense of $22,000, a reduction in stock compensation expense of $17,000 and a decline in computer maintenance of $14,000 offset by an increase in personal property taxes of $12,000.  General administration expenses for the nine months ended December 31, 2010 were $2,037,000, compared to $2,753,000 for the nine months ended December 31, 2009, a decrease of $716,000, or approximately 26%.  The decrease consisted primarily of a reduction in the aforementioned professional fees of $341,000, a non-recurring favorable settlement of disputed professional fees of $129,000, a decline in headcount related costs, principally stock compensation expense, of $134,000,  a reduction in audit fees of $72,000 arising from expensing those fees as the related services are rendered rather than accruing ratably throughout the year, a decrease in depreciation of $72,000 and a decrease in computer maintenance of $49,000, offset by an increase in personal property taxes of $74,000 and an increase in allowance for doubtful accounts of $32,000.

For the three months ended December 31, 2010 and 2009, the recorded employee stock-based compensation expense was $156,000 and $189,000, respectively.  For the nine months ended December 31, 2010 and 2009, the recorded employee stock-based compensation expense was $483,000 and $750,000, respectively.  The decline in the recorded expense in the periods is principally due to lower Black-Scholes valuations of grants, primarily arising from a decline of approximately 75% in the average exercise price of grants in fiscal years 2011 and 2010 compared to the average exercise price of grants in fiscal years 2009 and 2008, as well as an increasing portion of our grants are fully vested.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2010 and 2009 were $43,000 and $123,000, respectively.  Depreciation and amortization expenses for the nine months ended December 31, 2010 and 2009 were $208,000 and $430,000, respectively.  The decline in depreciation expense was attributable to an increasing portion of our fixed assets becoming fully depreciated.

Interest Expense.  Interest expense for the three months ended December 31, 2010 was $1,401,000, compared to $996,000 for the three months ended December 31, 2009, an increase of $405,000.  Interest expense for the nine months ended December 31, 2010 was $3,695,000, compared to $2,114,000 for the nine months ended December 31, 2009, an increase of $1,581,000.  The increases were primarily attributable to an increase in outstanding borrowings arising from our issuances of $3,200,000 in principle amount of senior secured promissory notes in November 2009 and $850,000 of senior secured promissory notes during the three months ended

September 30, 2010. As disclosed under Liquidity and Capital Resources below, all of our outstanding secured promissory notes and related accrued interest were exchanged for Series D Preferred Stock on December 16, 2010, prior to the indebtedness’ maturity date of December 31, 2011. The related timing of the issuances and retirement of the notes resulted in a decrease of $22,000 and an increase of $228,000 in interest expense for the three and nine months ended December 31, 2010, respectively, which we paid with shares of our common stock.  Additionally, amortization of the values assigned to warrants issued with the indebtedness accounted for increases of $796,000 and $1,913,000 for the three and nine months ended December 31, 2010, respectively, in non-cash interest expense. Due to the retirement of the notes prior to their maturity, the estimated amortization period for the values assigned to the warrants and the deferred charges were accordingly reduced in anticipation of that exchange, which resulted in the recognition of an additional $409,000 and $1,109,000 of interest expense for the three and nine months ended December 31, 2010, respectively.  These increases were primarily offset by the elimination of interest expense representing the amortization of costs related to a letter of credit that was utilized only during fiscal 2010, consisting of $376,000 and $533,000 for the three and nine months ended December 31, 2009, respectively.  Fees and interest related to our operating working capital facility increased by $7,000 and decreased by $27,000 for the three and nine months ended December 31, 2010, respectively, due to the timing of the utilization of the facility.

Other Income (Expenses).  Other expense for the three months ended December 31, 2010 was $6,000, compared to other expenses of $36,000 for the three months ended December 31, 2009.  Other expenses for the nine months ended December 31, 2010 were $29,000, compared to $85,000 for the nine months ended December 31, 2009.

Net Loss.  The net loss for the three months ended December 31, 2010 was $2,075,000 ($0.01 per common share), as compared to a net loss of $1,780,000 ($0.02 per common share) for the three months ended December 31, 2009, an increase of $295,000.  The increase was primarily due to an increase in interest expense of $405,000, offset by the impact of favorable cost reduction initiatives, which resulted in a reduction of approximately $403,000 in operating expenses, or approximately 17% of the operating expenses for the prior year, and a decrease in gross profit of $323,000 due to the reduction in revenue.  The net loss for the nine months ended December 31, 2010 was $4,914,000 ($0.03 per common share) as compared to a net loss of $4,900,000 ($0.05 per common share) for the nine months ended December 31, 2009, an increase of $14,000.  The increase was primarily due to an increase in interest expense of $1,581,000 offset by the cost reduction initiatives, which resulted in a reduction of approximately $1,292,000 in operating expenses, or approximately 19% of the operating expenses for the prior year, and an increase in gross profit of $219,000.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended December 31, 2010 was $2,557,000, compared to $2,190,000 for the three months ended December 31, 2009.  Net loss attributable to common stockholders for the nine months ended December 31, 2010 was $6,224,000, compared to $6,134,000 for the nine months ended December 31, 2009.  We have issued Series A, Series B, Series C and Series D Preferred Stock that earned a cumulative dividend which account for the increase in net loss attributable to common stockholders.   The dividend rate for the Series A, Series B and Series C Preferred Stock was 5% through December 1, 2010, and was increased to 7.5% thereafter in connection with the issuance of shares of our Series D Preferred Stock on December 16, 2010.  The dividend rate for the Series D Preferred Stock is 10%.  The dividends attributable to these shares for the three months ended December 31, 2010 and 2009 were $412,000 and $410,000, respectively.  The dividends attributable to shares of preferred stock for the nine months ended December 31, 2010 and 2009 were $1,240,000 and $1,234,000, respectively.

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2011.  As of December 31, 2010, our working capital was $3,211,000 and our cash and cash equivalents were $348,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily with the gross proceeds of private and public sales of debt and equity securities totaling approximately $105.3 million.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through Phoenix, our principal stockholder.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), a specialty finance company.  Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, our eligible accounts receivable and purchase orders on a revolving basis, up to a maximum of $4,750,000.  Under the terms of the ARPA, FWC may purchase our eligible receivables, with full recourse, for the face amount of such eligible receivables less a discount of 0.52%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.  On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for our purchase of materials required to fulfill customer purchase orders.

FWC may now also purchase our eligible purchase orders with full recourse less a discount of 1%, subject to terms substantially similar to those for purchased receivables.

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

As of February 9, 2011, there was $883,000 of borrowings outstanding under the ARPA.

On August 18, 2010, we entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009, pursuant to which Phoenix and other purchasers, in the sole discretion of Phoenix, could provide financing through the purchase of up to $2,000,000 of principal amount of our senior secured subordinated promissory notes, and warrants to purchase up to 28,571,429 shares of our common stock at an exercise price of $0.07 per share.  On November 2, 2010, we entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009 with Phoenix pursuant to which the financing was increased to up to $3,000,000 and the exercise price of the warrants issued in the financing would be $0.04 per share.  In addition, the exercise price of all warrants previously issued in the financing was reduced from $0.07 per share to $0.04 per share.  Through December 16, 2010, we issued subordinated notes in the aggregate principal amount of $2,027,500, and warrants to purchase 50,687,500 shares of our common stock to Phoenix in the financing.

On November 3, 2010, we also entered into an Exchange Agreement, pursuant to which we and holders representing more than a majority in interest of our outstanding senior secured subordinated indebtedness and our secured subordinated indebtedness, agreed to exchange all of our outstanding senior secured subordinated and secured subordinated indebtedness, including accrued interest, at the time of closing into shares of our Series D Preferred Stock, at an exchange price of $1.00 per share for each $1.00 of such indebtedness.  On December 16, 2010, we consummated the closing under the Exchange Agreement, pursuant to which we issued 9,498,364 shares of our Series D Preferred Stock in exchange for the outstanding indebtedness.  The Series D Preferred Stock is convertible into our common stock at an initial conversion price of $0.04 per share.

We believe that cash flow from operations, together with borrowings from our credit facility and, if necessary, financial support from Phoenix, will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for the remainder of fiscal year 2011.  However, we may seek to access the public or private markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in thousands of dollars)
Cash used in operating activities	$(117)	$(1,447)	$(716)	$(2,181)
Cash used in investing activities	—	(41)	(615)	(140)
Cash provided by financing activities	220	1,784	1,290	2,278
Cash and cash equivalents	348	751	348	751

Our operating activities used $117,000 of net cash for the three months ended December 31, 2010, as compared to $1,447,000 of net cash used in operating activities for the three months ended December 31, 2009, an decrease of $1,330,000 or approximately 92%.  The significant decrease in the use of cash in the three months ended December 31, 2010 as compared to the same period in the previous fiscal year was principally attributable to more favorable timing of receivable collections than the prior year of $2,297,000 and a favorable reduction in prepaid expenses and other assets of $522,000 offset by an unfavorable increase in inventory of $854,000, an unfavorable timing of payables of $364,000 and  an unfavorable increase of $271,000 in the net loss, net of items not affecting cash, principally due to higher interest costs.  Our operating activities used $716,000 of net cash for the nine months ended December 31, 2010, as compared to $2,181,000 of net cash used in operating activities for the nine months ended

December 31, 2009, a favorable decrease of $1,465,000, or approximately 67%.  The significant decrease in the use of cash in the nine months ended December 31, 2010 as compared to the same period in the previous fiscal year was principally attributable to more favorable timing of receivable collections than the prior year of $3,030,000, a favorable decrease of $388,000 in the net loss, net of items not affecting cash, primarily due to improved margins and reduced operating expenses, and a favorable reduction in prepaid expenses and other assets of $346,000 offset by an unfavorable increase in inventory of $2,099,000 and an unfavorable timing of payables of $200,000.

Net cash used in investment activities consists of additions to fixed assets and demonstration units, which for the nine months ended December 31, 2010 consists primarily of tooling costs of $478,000 related to the development of our new C5 system.

Our financing activities provided $220,000 of net cash for the three months ended December, 2010, as compared to $1,784,000 of net cash provided by financing activities for the three months ended December 31, 2009.  Net cash provided by financing activities for the three months ended December 31, 2010 consisted of net proceeds from the issuance of promissory notes exchanged for Series D Preferred Stock of $748,000 and a net repayment of $528,000 on our working capital credit facility.  Net cash provided by financing activities for the three months ended December 31, 2009 primarily consisted of net proceeds from the issuance of promissory notes and equity of $2,731,000 less a net repayment of $962,000 on our working capital credit facility.  For the nine months ended December 31, 2010 our financing activities provided $1,290,000, compared to $2,278,000 for the nine months ended December 31, 2009.  For the nine months ended December 31, 2010, net proceeds from the issuance of promissory notes exchanged for Series D Preferred Stock of $1,593,000 and net repayment of $329,000 from our working capital facility principally accounted for net cash provided by financing activities.  For the nine months ended December 31, 2009, net proceeds from the issuance of promissory notes and equity of $3,148,000 and net repayment of $945,000 from our working capital facility principally accounted for net cash provided by financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)                               Evaluation of disclosure controls and procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective.

(b)                           Changes in internal control over financial reporting.

During the three ended December 31, 2010, there have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2010, we issued a total of 154,545 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $25,500 of investor relations services provided to us from July 15, 2010 to October 14, 2010. The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
October 15, 2010	77,273	$0.11
November 15, 2010	77,272	$0.11

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

XPLORE TECHNOLOGIES CORP.

Dated: February 11, 2011	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)