Form 10-K
period 2011-03-31
XPLORE TECHNOLOGIES CORP
filed 2011-06-24
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒

As of September 30, 2010, the aggregate market value of the common equity held by non-affiliates of the registrant was $6,200,534 based on the closing sale price of $0.07 as reported on the Over the Counter Bulletin Board.

As of May 31, 2011, the registrant had 179,121,473 shares of common stock outstanding.

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

PART I

Item 1.  Business

Overview

Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ tablet personal computer (PC) systems, which we refer to as iX104, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases. Except as otherwise indicated by the context, all references in this Annual Report on Form 10-K to “Xplore,” the “Company,” “we,” “us” and/or “our” are to Xplore Technologies Corp., a Delaware corporation, and its direct subsidiary, Xplore Technologies Corporation of America.

Our strategy is to become the leading developer and marketer of rugged mobile wireless computing systems. Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market. Over the past several years, our iX104 systems have been recognized for their ruggedness and versatility by Pen Computing (“Best Rugged Slate-Style Tablet PC”), Table PC2 (“Editor’s Choice Award for our AllVue™ Screen”) and Lap Top Magazine (“Editor’s Choice Award”).

Recent Developments

We believe that Xplore is well positioned for future revenue growth in our markets with the launch of our fifth generation iX104C line of rugged tablet PCs in May 2011.  At a time when we believe awareness and demand for tablet computers is exploding, Xplore has introduced a family of computers that, based upon third-party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

Our key initiatives for future revenue growth include the following:

•                  New product development — based on customer and key industry participant inputs

•                  Enhanced focus on military/government markets

•                  Continued penetration into the Fortune 500/Global 2000 markets

•                  Establishment of key relationships with new distributors

Xplore has spent more than a decade on research, development and product improvements with each generation of our iX104.  Among our industry “firsts” is that we were the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities.  Xplore also pioneered what we believe are the best outdoor-readable display and wLAN wireless solutions.  Xplore’s signature iX104 computers have consistently been recognized for their ruggedness, versatility and best-in-class technologies, receiving industry recognitions from Pen Computing (“Best Rugged Slate-Style Tablet PC”), Tablet PC2 (“Editor’s Choice Award for the AllVue Screen”) and Laptop Magazine.

Our new iX104C5 continues to introduce “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water.  Our new C5 family also features the latest Intel® Core™ i7 processor and runs on the Windows® 7 operating system.

We have made a significant investment to expand our presence in the U.S. military market, one of the world’s largest consumers of rugged mobile computers.  Over the past year, we have made product enhancements and increased the functionality of our military docking system. Together with the new C5 military tablet, our specialized MDock provides a rugged state-of-the-art computing system with improved power and versatility for harsh, military environments. We believe our recent efforts should position Xplore to compete more effectively in this market.

We are very proud of our reseller network and continue to expand and improve our network to reach new markets and new geographies, as well as to create demand for our expanded product offering in our existing markets. Our efforts have resulted in attracting new and significant relationships with Fortune 500 and Global 2000 companies.

We have built a scalable manufacturing infrastructure to support our growing business. Wistron Corporation, our contract manufacturer located in Taiwan (which we refer to as Wistron), continues to manufacture the iX104.  Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett-Packard Company. We expect this alliance with Wistron to support our planned sales growth and product demand for the foreseeable future.

We are a Delaware corporation. Shares of our common stock are quoted on the OTC Markets Group Inc.’s OTC Link™ quotation platform under the symbol XLRT.

Products

Our new product line consists of five different models developed for use in specific environments and applications:

•                  iX104C5 DMSR™ — Dual-Mode Sunlight-Readable Xtreme Tablet

•                  iX104C5 DM™ — Dual-Mode Xtreme Tablet

•                  iX104C5 DML™ — Dual-Mode Lite Xtreme Tablet

•                  iX104C5 M™ — Military Xtreme Tablet

•                  iX104C5 DMCR™ — Dual-Mode Clean Room Xtreme Tablet

•                  Armadillo System, which is an iX104C5M paired with an expandable active mounting dock for military applications.

Our line of iX tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions. Our systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System (GPS) modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

Our family of iX computers offers the following features:

Rugged—We have designed and built our products from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. Being designed to meet these specifications allows our products to withstand damage from being dropped onto concrete from up to four feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as -49° Fahrenheit and as high as 160° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

Screen Technology —We strive to be a leader of screen technology with award winning displays. We have designed our AllVue screen to be viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, with our latest models featuring an improved contrast ratio of 600:1. Our screens also offer Dual Mode inputs — simultaneous use of a digital pen and/or finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

Processing Power —We have the ability to provide processing power alternatives for our products on a timely and cost-effective basis. Our systems use Intel processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, we provide Lithium ION batteries that support usage times of between three and five hours and our products include a “warm” swap feature allowing users to switch batteries in the field without having to power down the system.

Remote Connectivity—Our family of iX104C tablet PCs has a range of wireless communications options (wLAN, wWAN, Bluetooth, and PAN) as well as GPS options.

Accessories—We offer a broad range of add-on modules and accessories that we believe better enable our customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to customer needs. We have supplied service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems to our customers.

Heightened Safety Standards—Our wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous locations.

Our computers are designed to be used as a mobile computing system. These systems are comprised of an Xplore hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe our iX family of products allows the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity, and are designed to operate in extreme environments.

Strategy

Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market.

Leverage Existing Markets

We seek to continue to analyze the needs of the vertical markets that we are currently selling to so that we can continue to grow our business. We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities—To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion Teklogix Inc. and Peak Technologies.

Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing function so that we can continue to focus our efforts on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturer, Wistron. In addition, we have a key relationship with VT Miltope with respect to our Armadillo System, an integrated tablet and active docking system. Our targeted military market segments initially included ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

Flexible product design and customer-centric approach—We believe that the design of our products provides us with the flexibility to respond to customer-specific requirements. We involve our customers in product development and enhancements. This approach is intended to result in improved communication throughout the entire sales cycle and is designed to position our products as the optimal mobile computing platform for our customers.

Delivery of high quality, reliable systems—We measure and seek to improve product quality through rigorous quality assurance programs implemented with our strategic alliances, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy will allow us to define multiple channels of sale within a region while maintaining key strategic alliances.

Expand into New Rugged Product Markets

We continue to consider other market opportunities which are broader in scope and opportunity. We believe, based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC), that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments. The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $6.8 billion by the end of 2013 and the market for large form factor rugged devices to grow to $3.5 billion by the end of 2013. We currently have three products in the large form factor segment of the rugged mobile computer market.

We believe our family of rugged tablet PCs are uniquely positioned to capitalize on the convergence of four current market trends:

•                  the expanding wireless data movement;

•                  the surge in consumer tablet offerings, spurred by the success of Apple’s iPad;

•                  the transition toward rugged computing solutions in non-traditional office environments; and

•                  the increasing awareness and adoption of more rugged mobile computers, such as tablet PCs, in the face of the failure rates for office-oriented computers that have been deployed into challenging operating environments.

We believe that companies recognize that the total cost of computer ownership is improved by using rugged computing solutions.

Sales

Our customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users. For fiscal year 2011, approximately 83% of our total revenues were attributable to sales through our distribution channels and approximately 17% of our total revenues were attributable to sales directly to our end-users. We currently have relationships with more than 120 distributors. Our distributors generally have large sales organizations that in turn sell our products to entities that are the ultimate end-users. Our distributors include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute. In any given year, a single distributor may account for a significant portion of our revenue. In fiscal year 2011, we had one distributor, ID Sys Int’l Systems Consult GMB, located in Germany that accounted for approximately 11% of our revenue. We are not substantially dependent on any single one distributor or end-user.

As of March 31, 2011, we had a sales team of nine individuals that have geographic responsibilities for direct and indirect sales opportunities. Our sales team works closely with our distributors in defined regions. Our distributors are currently selling our products into the public safety, utility, telecom, field service, logistics and military markets.

Our total revenue decreased approximately 19% in fiscal 2011 from fiscal 2010. Our revenue outside of North America was approximately 48% of total revenue in fiscal year 2011, as compared to approximately 23% of total revenue in fiscal year 2010.  The increase in revenue outside of North America from fiscal year 2010 to fiscal year 2011 was primarily attributable to large volume sales to customers in Europe.

Marketing

We have various marketing programs aimed at increasing awareness of our products and services, product management and corporate communications. Key elements of our marketing programs include:

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

We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communications systems to the project, agents that specialize in rugged mobile computing devices and other consultants. We believe one of the driving forces behind these relationships is an active project in which the combination of our systems with the application software and support services seeks to provide a tailored solution designed to meet customers’ needs.

The market pricing for rugged computers is higher than commercial grade computers used in traditional office settings. We believe that the higher pricing reflects our theory that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower as compared to a non-rugged computer. In fact, several of our customers have disclosed in our customer-based market research studies that they experienced higher direct costs using non-rugged devices (e.g. more frequent damage, information retrieval costs, replacement costs), as well as higher indirect costs, such as prolonged downtime.

We recognize that, as a small company, our key to success depends on our ability to provide better products than our larger competitors and to be more responsive to our customers’ needs. Some of our accomplishments, such as the AllVue screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging customers in the design process. We believe this process, combined with our flexibility to make quick decisions with the support of our major contract manufacturer, Wistron, has enabled us to deliver products and market leading technology ahead of our competitors.

Market Segments

We target a number of different sectors in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Logistics.  We believe globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe that this sector will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this sector include Daimler AG and Meijer Inc.

Utilities & Energy.  Generally, utilities and energy related companies continuously have to respond to customers’ requests and power outages expeditiously and efficiently to remain competitive. We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Hydro One in Canada and Essent in Europe are major end-users of our products in this sector.

Telecommunications.  Generally, telecom related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive.  We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Arkansas Utility is major end-user of our products in this sector.

Public Safety.  Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety sector are searching for efficiencies that will better enable them to do their jobs. Rugged mobile computing devices assist these groups in a variety of ways. For example, having a reliable and durable tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases. In this market segment, our products have been sold to over 300 public safety organizations in the U.S., including the Rochester, Santa Monica, Detroit and Cleveland Police Departments, and multiple international organizations, including Air Berlin.

Military.  As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this sector will represent a significant opportunity for our products. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force. In addition, we are working with VT Miltope on penetrating the military vertical with our iX104C4M Series and the Armadillo System, an expandable multi-mission tablet and active dock computer system for vehicle-mounted and dismounted applications. The military market sector initially includes ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.

Field Service.  According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry. This market segment includes mobile technicians from the telecommunications, cable and appliance sectors, who typically must have real time access to mission critical data including work tickets, schematics, manuals, customer service records, inventory levels and order status. We believe that companies in this market sector recognize that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies. Our end-users in this market segment include Dycom, Boeing and HydroChem.

Research and Development

We have assembled an experienced engineering and product development team. Through the collaboration of our employees and the engineering team of our contract manufacturer, Wistron, we believe we are able to bring significant resources to the research, development and design of our products.

We seek to design and manage product life cycles through a controlled and structured process. We involve customers and industry experts from our target markets in the definition and refinement of our product development. Product development emphasis is placed on meeting industry standards and product specifications, ease of integration, ease of use, cost reduction, design-for manufacturability, quality and reliability.

We continue to invest in research and development to enhance and expand our rugged mobile computing systems. Additional form factors, operating systems and screen technologies are being considered for integration into our rugged platform as we seek to expand into additional markets. During the fiscal years ended March 31, 2011 and 2010, we expended $2,063,000 and $2,710,000, respectively, on research and development activities, none of which is borne by our customers.

Competition

Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We believe that the principal competitive factors affecting the market for our products are the product’s performance, features and reliability, price, customer service, reputation in the industry and brand loyalty. We believe that our strongest competitive factors are our products’ durability and reputation in the industry. In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

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

DRS.  DRS promotes a tablet PC as its main product in the rugged space and has a solution that competes with our iX104C5M in the military market.

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

Manufacturing

We outsource the majority of our manufacturing services for our ruggedized mobile PC tablets to Wistron, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreement with Wistron. Wistron makes computers and components for some of the world’s largest technology companies, such as Dell, Inc. and Hewlett-Packard Company. Wistron collaborates with us on product specifications and provides us with the flexibility to make changes to our products as market conditions change.

Under the terms of our agreement with Wistron, which we entered into in July 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile PC tablets. Our purchase price of the products produced by Wistron is determined based on the specific configuration of the tablet PCs being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop a cost reduction plan. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Generally, Wistron has 45 days after its acceptance of our purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after its acceptance of the applicable purchase order.

Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. The initial term of the agreement was for one year and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term. The Wistron agreement automatically most recently renewed for a one-year term in July 2010. In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days notice.

We purchase materials, supplies and product subassemblies for our ruggedized mobile personal computer tablets from a number of vendors. Some key components included in our line of products are currently available only from single or limited sources.  In the past, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. We are dependent upon Microsoft Corporation for various software products, including products included in our ruggedized mobile PC tablets.

Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, we have also acquired component inventory from our suppliers in anticipation of supply constraints.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We have four U.S. patents and one Canadian patent, along with five U.S. patent applications related to proprietary elements of our new iX104C5 family of products. We are seeking to obtain additional patent protection for certain key components of our technology. Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries. We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. In the past we have had third parties assert exclusive patent, copyright, trademark or other intellectual property right to technologies or marks that are important to our business.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

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

Employees

As of March 31, 2011, we had 38 full-time employees, of which 23 were employed in the operations, engineering, research and development and customer support areas, five were involved in corporate, finance and administrative areas, and ten were employed in sales and marketing. Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks Relating to our Business

We have a history of net losses; we anticipate additional losses and may never become profitable.

We have incurred net losses in each fiscal year since our inception. For our fiscal year ended March 31, 2011, we incurred a net loss of approximately $6.4 million.  In addition, as of March 31, 2011, our accumulated deficit was approximately $130.4 million. Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products. We expect to continue to incur additional operating losses at least through fiscal 2012 as we continue our research and development efforts, introduce new products and expand our sales and marketing activities. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our future products or may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

Our operations have consumed substantial amounts of cash since inception. From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from debt and equity financings totaling approximately $106.2 million. We expect to continue to spend substantial amounts to complete the development and commercialization of our future products and to continue our research and development efforts, including those to advance our current product line. As of March 31, 2011, our working capital was approximately $3.3 million and our cash and cash equivalents were approximately $0.2 million. We believe that cash flow from operations, together with advances under our financing arrangement with a specialty finance company and, if necessary, financial support from Phoenix Venture Fund LLC and its affiliates (together “Phoenix”), our significant stockholder, will be sufficient to fund our anticipated operations through the balance of fiscal 2012. However, we may seek to access the public or private markets before such time, whenever conditions are favorable or appropriate, even if we do not have an immediate need for additional capital at that time. It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. We have not entered into an agreement with Phoenix or any other potential investors regarding the terms of any future financing. To the extent we raise additional funds by issuing equity, our current stockholders may experience significant dilution. Any debt financing, if available, may require us to agree to restrictive covenants that could negatively impact our ability to manage our business. Any additional debt financing would also result in a reduction in amounts payable to our stockholders upon a sale or liquidation of our business. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital when we need to raise additional funds.  If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to significantly decline.

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

In fiscal year 2011, more than 10% of our revenue was derived from one of our customers. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others in future periods, our revenues may fluctuate and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. In fiscal year 2011, one reseller, ID Sys Int’l Systems Consult GMB, accounted for approximately 11% of our total revenue, and in fiscal year 2010, one end-user customer, Dycom Industries, Inc, accounted for approximately 29% of our total revenue. If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of an iX104 system is often an enterprise-wide decision for prospective end-user customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective end-user customers regarding the uses and benefits of such systems. As a result, our products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if forecasted sales from a specific end-user customer are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of an expected large order could result in a significant unexpected revenue shortfall. Moreover, to the extent that significant contracts are entered into and performed earlier than expected, operating results for subsequent periods may fall below expectations.

We are currently dependent on Wistron to manufacture our products and products under development and our reliance on Wistron subjects us to significant operational risks, any of which would impair our ability to deliver products to our customers should they occur.

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

Our business is therefore dependent upon Wistron for their manufacturing abilities. During the fiscal years ended March 31, 2011 and 2010, we purchased inventory and engineering services of approximately $10.5 million and $9.7 million, respectively, from Wistron. Our agreement with Wistron contains a provision that allows for termination for any reason.  We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed. The availability of Wistron and the amount and timing of resources to be devoted by Wistron to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business. The loss of Wistron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry. Our primary competitors in the mobile rugged computer market include DRS Technologies, Inc. and GD/Itronix in the tablet PC market and Panasonic in the notebook market. We also face competition from manufacturers of nonrugged mobile computers, such as Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments better suited for mobile rugged computers. The principal competitive factors in our industry include:

•                  product performance, features and reliability;

•                  price;

•                  name recognition; and

•                  product availability and lead times.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. The introduction of lower-priced personal computers, combined with the brand strength, extensive distribution channels and financial resources of the larger vendors, would cause us to lose market share and would reduce our margins on those personal computers we sell. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected. If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition will be adversely affected.

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

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Any such claims, with or without merit, could be time consuming, expensive to defend, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products or reduce our margins. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be materially harmed.

We are subject to risks by doing business outside of the United States which could impair our ability to grow our revenues.

In the fiscal years ended March 31, 2011 and March 31, 2010, approximately 60% and 28%, respectively, of our revenue was comprised of sales made outside of the United States. Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

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

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our Chairman and Chief Executive Officer, Mark Holleran, our President and Chief Operating Officer, Michael J. Rapisand, our Chief Financial Officer and Corporate Secretary, and Bryan Bell, our Vice President of Engineering. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel. Competition for such personnel is intense. We may be unable to attract and retain the personnel necessary for the development of our business. Because we have experienced operating losses, we have recently implemented a reduction in workforce and because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need.  Our relationships with most of our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees. The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

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

At various times, some of the key components for our products have been in short supply.  Delays in receiving components would harm our ability to deliver our products on a timely basis.  In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet our customers’ demand, those customers could choose to purchase competing products.

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of Wistron’s suppliers are located in Japan, and certain of its other Asian suppliers integrate components or use materials manufactured in Japan in the production of Wistron’s products.

Beyond the first quarter of our fiscal 2012, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure in Japan. Thus, there is a risk that we could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect our financial condition and operating results.

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

Risks Relating to Ownership of our Common Stock

As of May 16, 2011, two of our stockholders, Philip S. Sassower and Phoenix Venture Fund LLC, and other entities controlled by Mr. Sassower, own voting securities representing approximately 47.6 % of the voting power of all of our voting securities and thus have effective control over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, which is co-managed by Philip S. Sassower, our Chairman and Chief Executive Officer, and Andrea Goren, one of our directors, controls voting securities representing approximately 29.2% of the total voting power of our outstanding voting securities. In addition, Mr. Sassower, together with other entities controlled by him, controls, in the aggregate, voting securities representing approximately 18.4 % of the total voting power of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower together control, in the aggregate, approximately 47.6 % of the total voting power our outstanding voting securities. Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

Some of the rights granted to the holders of our Series A Preferred Stock could prevent a potential acquirer from buying our company.

Holders of our Series A Preferred Stock, which include Phoenix Venture Fund and Mr. Sassower, have the right to block us from consummating a merger, consolidation, sale of substantially all of our assets or liquidation. Phoenix Venture Fund and Mr. Sassower together control approximately 71.1% of the outstanding Series A Preferred Stock. Accordingly, these holders of our Series A Preferred Stock could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

The anti-takeover effect of certain of our charter provisions could adversely affect holders of our common stock.

Our authorized capital consists of preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Markets Group Inc.’s OTC Link quotation platform, which is viewed by most investors as a less desirable, and less liquid, marketplace.  Trading in our common stock has been somewhat limited. There can be no assurance that an active trading market for our common stock will develop and continue. As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

•                  receive the purchaser’s written consent prior to the transaction.

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

We have never paid cash dividends on our common stock. Our current policy is to retain any future earnings to finance the future development and expansion of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, capital requirements, operating and financial conditions and on such other factors the board of directors deems relevant. Under the terms of our amended and restated certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our shares of Series A, Series B, Series C and Series D Preferred Stock. Furthermore, under the terms of our financing agreement with our senior lender, we are prohibited from paying cash dividends to holders of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our corporate functions, along with sales support, marketing, finance, engineering and operating groups, at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2014, and has a current annual base rent, before reimbursable operating expenses, of approximately $127,000.  We believe that our present facilities are suitable for our existing and planned operations.

Item 3.  Legal Proceedings

On November 9, 2006, we issued a Statement of Claim against Deloitte & Touché LLP (which we refer to as Deloitte) in the Ontario Superior Court of Justice. In the Statement of Claim, we have alleged negligence against Deloitte with respect to the auditing services provided to us in connection with its audit in accordance with Canadian generally accepted accounting principles of our 2002, 2003 and 2004 audited financial statements. The Statement of Claim seeks damages in the amount of Cdn. $4,070,000 for direct and indirect losses. On December 22, 2006, Deloitte filed an answer to the Statement of Claim. On March 28, 2008, Deloitte filed an amended defense and counterclaim against us, seeking indemnification for damages, costs and expenses (including legal fees and disbursements and personnel time) allegedly incurred by Deloitte in responding to regulatory inquiries, requests, reviews or investigations relating to, arising out of or associated with Deloitte’s review or audit engagements for or during our fiscal years 2002, 2003 and 2004. We do not expect the counterclaim to have a material adverse impact on our financial condition or results of operations.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s OTC Link quotation platform under the symbol “XLRT”. We have one class of common stock and four classes of preferred stock. As of May 31, 2011, there were 266 registered holders of record of our common stock, and the closing price of our common stock on the OTC Link was $0.06.  The following table sets forth the high and low sales price of our common stock, on the OTC Link since February 17, 2011 and on the OTC Bulletin Board prior to February 17, 2011, for each quarterly period during the fiscal years ended March 31, 2011 and 2010 as quoted in U.S. dollars.

PERIOD	High	Low
	(US $)	(US $)
Fiscal Year Ended March 31 2011:
First Quarter	0.25	0.07
Second Quarter	0.08	0.06
Third Quarter	0.16	0.01
Fourth Quarter	0.14	0.03

	(US $)	(US $)
Fiscal Year Ended March 31, 2010:
First Quarter	0.38	0.08
Second Quarter	0.25	0.07
Third Quarter	0.20	0.07
Fourth Quarter	0.14	0.04

Dividend Policy

We have not declared or paid any dividends on our common stock during our last five fiscal years.  Our outstanding shares of preferred stock accrue cumulative dividends which are paid quarterly on the first day of June, September, December and March.

The dividend rate for our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% of the original issue price of those series through November 30, 2010 and the dividend rate was increased to 7.5% of the original issue price for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid, at our option, in cash or the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock is 10% of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid, at our option, in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. No dividends will be paid on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our board of directors may consider appropriate. Under the terms of our amended and restated certificate of incorporation, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series A, Series B, Series C and Series D Preferred Stock. Furthermore, under the terms of our financing agreement with our senior lender, we are prohibited from paying cash dividends without the senior lender’s prior written consent. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2011, we issued 425,500 shares of common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act,  in return for approximately $29,000 in investor relations services provided to us from December 15, 2010 to April 14, 2011. The offer and issuance was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares of common stock included a legend to that effect.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

General

We engineer, develop, integrate and market rugged, mobile computing systems. Our line of iX tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions. Our systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market. We believe Xplore is positioned for future revenue growth in our addressable markets with the launch of the fifth generation iX104C line of rugged tablet PCs in May 2011.  At a time when we believe awareness and demand for tablet computers is exploding, Xplore has introduced a family of computers that, based upon third-party certifications, surpasses the standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

We are dependent upon the market acceptance of our newest generation of the iX104 tablet PC system. We believe the markets’ response to our iX104 will be favorable based upon initial beta testing of the product with our existing customers.  Our iX104C5 introduces “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water.  The new C5 family also features the latest Intel® Core™ i7 processor and Windows® 7 operating system. Our specially designed AllVue screen is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

Management believes that if we can successfully launch and gain awareness of our newest generation of the iX104 tablet PC we should be able to increase our future revenues.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2011 and 2010 and for each of years in the two year period ended March 31, 2011. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves.  Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. Warranty obligations related to revenue recognized are generally covered by warranty coverage agreements provided by Wistron. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

Inventory Valuation.  We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, production discontinuation, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that the estimates used by current management have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material adjustments to originally provided amounts.

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

Financial Instruments.  The warrants we issued in connection with the issuance of secured subordinated promissory notes or common stock or for services have been valued separately using the Black-Scholes methodology.  The notes were originally reflected in our financial statements at a discounted value and the difference between this discount amount and the face value of the notes, which is repayable at maturity, was amortized as additional non-cash interest expense during the expected terms of the notes. The determination of the values attributed to the warrants required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements.  We do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

Results of Operations

Revenue.  We derive revenue from sales of our rugged wireless tablet PC systems, which encompass a family of active pen and touch tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs.

Cost of Revenue.  Cost of revenue consists of the costs associated with manufacturing, assembling and testing our products, related overhead costs, maintenance, compensation, freight and other costs related to manufacturing support, including depreciation of tooling assets and logistics. We use contract manufacturers to manufacture our products and supporting components, which represents a significant majority of our cost of revenue. In addition, the costs associated with providing warranty repairs, as well as the costs associated with generating service revenue, are included in cost of revenue.

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

General Administration.  General administration expenses consist of salaries and related expenses for finance, accounting, procurement and information technology personnel, investor relations, professional fees, including legal fees for litigation defense and litigation settlement payments, corporate expenses, and costs associated with being a U.S. public company, including regulatory compliance costs.

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

Fiscal Year Ended March 31, 2011 vs. Fiscal Year Ended March 31, 2010

Revenue.  Total revenue for the fiscal year ended March 31, 2011 was $17,759,000 as compared to $21,940,000 for the fiscal year ended March 31, 2010, a decrease of $4,181,000, or approximately 19%. The decrease in revenue was attributable to a decrease in unit sales of approximately 15% along with a decrease in our average selling prices of approximately 6%.  The decline in unit sales is principally attributable to the continued difficult market and economic conditions during fiscal 2011.  The launch of the iX104C5 product family was delayed approximately one quarter, which also contributed to the revenue decline as customers delayed ordering until the new product line was available.  The decrease in average selling prices was principally due to less favorable product mix, from a price perspective, in fiscal 2011 as compared to fiscal 2010.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. Approximately 40% of our revenue in the year ended March 31, 2011 was derived from sales in the United States, approximately 13% from Germany and approximately 12% from Canada.  The United States accounted for approximately 72% of our revenue during the year ended March 31, 2010.  At March 31, 2011, we had three customers, Prosys Information Systems, Id Sys Int’l and Coppernic, who had a receivable balance with us greater than 10% of our total outstanding accounts receivables, accounting for 13%, 13% and 11% respectively.  These receivables were collected subsequent to our fiscal year end.

We have a number of customers and in any year a single customer may account for a significant portion of our sales. For the fiscal year ended March 31, 2011, we had a customer located in Germany who accounted for approximately 11% of our total revenue.  For the fiscal year ended March 31, 2010, we had one customer located in the United States who accounted for approximately 29% of our total revenue.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2011 was $12,338,000 compared to $16,177,000 for the year ended March 31, 2010, a decrease of $3,839,000 or approximately 24%. The decrease was primarily due to the decline in the aforementioned unit sales and, to a lesser extent, a more favorable product mix shift from a cost perspective.

We rely on a single supplier for the majority of our finished goods. At March 31, 2011 and 2010, we owed this supplier $971,000 and $1,117,000, respectively, which was recorded in accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier during the years ended March 31, 2011 and 2010 were $10,453,000 and $9,697,000, respectively.

Gross Profit.  Total gross profit decreased by $342,000 to $5,421,000 (30.5% of revenue) for the year ended March 31, 2011 from $5,763,000 (26.3% of revenue) for the year ended March 31, 2010. The decrease in gross profit for the year ended March 31, 2011 as compared to the prior year was attributable to the decrease in revenue and unit sales.  The increase in the gross profit percentage for the year ended March 31, 2011 as compared to the prior year was due to a more favorable product mix.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2011 were $2,995,000 compared to $2,617,000 for the year ended March 31, 2010. The increase of $378,000, or approximately 14%, was primarily due to a number of factors related to the launch of our next generation of iX104C5 family of products, including an increase in our headcount related costs of $258,000, which included $56,000 for stock compensation expense and $47,000 for non-recurring recruiting costs.  Our marketing spend increased $190,000 due to development costs for a new web site, additional trade show participation, promotional materials and preparation for the new product launch.  Travel expenses also increased by $57,000.  Offsetting these increases was a decrease in sales commissions of $127,000 attributable to the decline in revenue.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for year ended March 31, 2011 were $2,063,000 as compared to $2,710,000 for the year ended March 31, 2010, a decrease of $647,000, or approximately 24%.  Fewer new major product development activities in the current year as compared to the prior year accounted for the reduction in product development expenses.  During the year ended March 31, 2011, our product development focus was predominantly on the C5, the next generation of our iX104 tablet PC, which was completed during the fourth quarter of that year.  In the prior year, major development activities included the Armadillo System, as well as a rugged, mobile notebook PC, of which we ceased development in fiscal 2010.  The decrease in product development related expenses arising from reduced activities was $394,000.  Other expense reductions primarily consisted of a decline in headcount related costs of $114,000, of which $20,000 was stock compensation related, and a decrease in depreciation expense of $202,000 as our testing equipment became fully depreciated, offset by an increase in patent creation related and filing costs of $63,000 associated with the new C5 feature set for the year ended March 31, 2011.

General Administration Expenses.  General administration expenses for the year ended March 31, 2011 were $2,974,000 compared to $3,248,000 for the year ended March 31, 2010, a decrease of $274,000, or approximately 8%. The decrease consists of a decline in professional fees of $195,000, primarily legal, due to a reduced fee arrangement for compliance matters and the fact that the prior year period included non-recurring professional fees associated with a stockholder consent approving our employee stock purchase plan and costs related to our new 2009 Stock Plan, a non-recurring favorable settlement of disputed professional fees of $129,000, a decrease in depreciation of $91,000, a reduction in audit fees of $73,000 arising from expensing those fees as the related services are rendered rather than accruing ratably throughout the year and a decrease in computer maintenance of $61,000.  These decreases were offset by an increase in personal property taxes of $93,000, an increase in stock compensation expense of $87,000, an unfavorable fluctuation in our allowance for doubtful accounts of $57,000, consisting of an increase of the allowance in the current year of $8,000 and a reduction of $49,000 experienced in the prior year, an increase in payroll taxes of $28,000 and an increase in travel of $10,000.

For fiscal years 2011 and 2010, the fair value of employee stock-based compensation expense was $1,055,000 and $920,000, respectively. The increase in expense of $135,000 for fiscal year 2011 was principally due our board of directors granting options to purchase an aggregate of 47,685,000 shares of common stock, at an exercise price of $0.06 per share, to all employees, directors and certain consultants on March 29, 2011.  One-fourth of each grant vested immediately and the remainder will vest annually over three years.  In connection with the grant, all of our executive officers other than our Chief Executive Officer voluntarily terminated all rights to outstanding grants aggregating 6,201,395 shares of common stock.  The fair value of the grants with immediate vesting reduced by the voluntarily terminated shares that were not vested resulted in the recognition of approximately $466,000 of stock compensation expense in the fourth quarter of the year ended March 31, 2011.  The fourth quarter charge offset a decline in stock compensation for fiscal 2011 as compared to fiscal 2010, which was principally due to lower Black-Scholes valuations of grants, primarily arising from a decline of approximately 75% in the average exercise price of grants in fiscal years 2011 and 2010 as compared to the average exercise prices of grants in fiscal years 2009 and 2008, as well as, prior to the March 29, 2011 grant, an increasing portion of our grants were fully vested.  Stock-based compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2011 and 2010 were $310,000 and $511,000, respectively, a decline of $201,000.  The decline in depreciation expense was attributable to the fact that the majority of our fixed assets are now fully depreciated.  In fiscal 2011, we recorded an aggregate of $682,000 of fixed asset additions, the majority of which represent tooling investments associated with our next generation iX104 tablet that were placed in service in the fourth quarter of fiscal 2011.  Depreciation and amortization expense is recorded in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2011 was $3,735,000 compared to $2,680,000 for the year ended March 31, 2010. The increase of $1,055,000 was primarily attributable to increased borrowings in fiscal year 2011 as compared to fiscal year 2010.  The increases were primarily attributable to an increase in outstanding borrowings arising from our issuance of $3,200,000 in principal amount of senior secured promissory notes and warrants in November 2009 and $850,000 of senior secured promissory notes and warrants during the three months ended September 30, 2010. As disclosed under Liquidity and Capital Resources below, all of our outstanding secured promissory notes and related accrued interest were exchanged for shares of our Series D Preferred Stock on December 16, 2010, prior to the indebtedness’ maturity date of December 31, 2011. The related timing of the issuances and retirement of the notes resulted in an increase of $54,000 in interest expense for the year ended March 31, 2011, which we paid with shares of our common stock.  Additionally, amortization of the values assigned to warrants issued with the indebtedness accounted for an increase of $1,640,000 for the year ended March 31, 2011 in non-cash interest expense. Due to the retirement of the notes prior to their maturity, the estimated amortization period for the values assigned to the warrants and the deferred charges were accordingly reduced in anticipation of that exchange, which resulted in the recognition of an additional $1,109,000 of interest expense for the year ended March 31, 2011.  These increases were primarily offset by the elimination of interest expense representing the amortization of costs related to a letter of credit that was utilized only during fiscal 2010, consisting of $624,000 for the year ended March 31, 2010, and fees and interest related to our operating working capital facility which declined by $15,000 for the year ended March 31, 2011 due to the timing of the utilization of the facility.

Other Expense.  Other expense for the year ended March 31, 2011 was $43,000 compared to $77,000 for the year ended March 31, 2010.

Net Loss.  The net loss for the year ended March 31, 2011 was $6,389,000 ($0.04 per common share) compared to a net loss of $5,569,000 ($0.05 per common share) for the year ended March 31, 2010. The $820,000 increase in our net loss in fiscal 2011, and loss per common share, was primarily due to the increase in interest expense of $1,055,000 offset by reductions in our operating loss of $201,000 and other expense of $34,000.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the year ended March 31, 2011 was $9,247,000 compared to $7,207,000 for the year ended March 31, 2010, an increase of $2,040,000 due to increases in dividends to our preferred stockholders of $1,220,000 and net loss of $820,000. Our outstanding shares of preferred stock accrue cumulative dividends that are paid quarterly on the first day of June, September, December and March. The dividends attributable to these shares for the years ended March 31, 2011 and 2010 were $2,858,000 and $1,638,000, respectively.  The increase in dividends was attributable to the increase in the dividend rates and the issuance of our Series D Preferred Stock on December 16, 2010 in connection with our recapitalization and on February 23, 2011 in connection with a private placement.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% through November 30, 2010, which dividend rate was increased to 7.5% for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock is 10%, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the years ended March 31, 2011 and 2010 and accrued and unpaid dividends as of March 31, 2011 and 2010 is as follows:

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2011	2010	2011	2010
Series A Preferred Stock	$1,330	$1,070	$262	$91
Series B Preferred Stock	176	144	35	12
Series C Preferred Stock	531	424	105	36
Series D Preferred Stock	388	—	170	—

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated. We have incurred net losses in each fiscal year since our inception and we expect to report operating losses through at least the end of our fiscal year ending March 31, 2012. As of March 31, 2011, our working capital was $3.3 million and our cash and cash equivalents were $0.2 million. From inception, we have financed our operations and met our capital expenditure requirements primarily with proceeds from private and public sales of debt and equity securities totaling approximately $106.2 million.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through Phoenix, our principal stockholder.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”), a specialty finance company.  Pursuant to the ARPA, as amended, FWC may purchase, in its sole discretion, our eligible accounts receivable and purchase orders on a revolving basis, up to a maximum of $4,750,000.  Under the terms of the ARPA, FWC may purchase our eligible receivables, with full recourse, for the face amount of such eligible receivables less a discount of 0.52%.  In addition, we are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrues daily.  FWC will retain 15% of the purchase price of the receivables as a reserve amount.  On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for our purchase of materials required to fulfill customer purchase orders. FWC may now also purchase our eligible purchase orders with full recourse less a discount of 1%, subject to terms substantially similar to those for purchased receivables.  On February 23, 2011, the ARPA was amended to provide advances of up to $1,200,000 based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance for an account debtor outside North America may exceed $60,000 unless we purchase credit insurance to cover the amount exceeding $60,000 for such account debtor.  In addition, the amendment allows us to request that FWC purchase accounts in excess of the 15% reserve provided for in the ARPA, up to the lesser of (i) $200,000, (ii) 5% of inventory on hand that turns in under 120 days or (iii) an amount approved by FWC in its sole discretion.  The excess purchased accounts must be repaid weekly.

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

As of June 16, 2011, there were $613,000 borrowings outstanding under the ARPA.

On August 18, 2010, we entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009, pursuant to which Phoenix and other purchasers, in the sole discretion of Phoenix, could provide financing through the purchase of up to $2,000,000 of principal amount of our senior secured subordinated promissory notes, and warrants to purchase up to 28,571,429 shares of our common stock at an exercise price of $0.07 per share.  On November 3, 2010, we entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009 with Phoenix pursuant to which the financing was increased to up to $3,000,000 and the exercise price of the warrants issued in the financing would be $0.04 per share.  In addition, the exercise price of all warrants previously issued in the financing was reduced from $0.07 per share to $0.04 per share.  Through December 16, 2010, we issued subordinated notes in the aggregate principal amount of $2,027,500, and warrants to purchase 50,687,500 shares of our common stock to Phoenix in the financing.

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

On February 23, 2011, we raised $1,000,000 in a private placement through the issuance of 1,000,000 shares of our Series D Preferred Stock and warrants to purchase 25,000,000 shares of our common stock at $0.04 per share.  The terms of the warrants are consistent with the terms of the warrants issued to purchasers of the secured promissory notes previously issued.

We believe that cash flow from operations, together with borrowings under the ARPA and, if necessary, continued financial support from Phoenix will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2012. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2011	2010
	(in thousands of US dollars)
Net cash used in operating activities	$(2,108)	$(1,927)
Net cash used in investing activities	(682)	(214)
Net cash provided by financing activities	2,569	1,736
Cash and cash equivalents at year end	168	389

Net cash used in operating activities in fiscal year 2011 was $2,108,000 as compared to $1,927,000 in fiscal year 2010, an increase of $181,000, or approximately 9%.  The increase was principally due to an unfavorable increase in inventory of $2,517,000 largely due to a combination of  purchase commitments related to the end of life stage of our older iX104C4 product family and the decline in revenue, an unfavorable timing of prepaid expenses and other assets of $370,000, and an increase in our net loss net of items not affecting cash of $313,000, offset by favorable timing of accounts receivable billings and collections of $2,928,000 and a favorable reduction arising from the timing of accounts payable of $91,000.

Net cash used in investment activities consists of additions to fixed assets and demonstration units, which for the year ended March 31, 2011 includes tooling costs of $478,000 associated with our next generation iX104 tablet, the C5.

Net cash provided by financing activities for the years ended March 31, 2011and 2010 was $2,569,000 and $1,736,000, respectively. Net cash provided by financing activities for the year ended March 31, 2011 consists of net proceeds from the issuance of promissory notes of $1,593,000 subsequently exchanged for Series D Preferred Stock and warrants, net proceeds from issuance of Series D Preferred Stock of $937,000, plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan and a private placement of $28,000 plus net borrowings of $11,000 of our working capital credit facility.  Net cash provided by financing activities for the year ended March 31, 2010 consisted of net proceeds from the private placement issuances of Senior Notes, secured promissory notes and warrants of $3,148,000, plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan and private placements of $85,000, less a net repayment of $1,497,000 of our working capital credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-23 of this annual report and incorporated in this Item 8 by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)                           Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure.

(b)                               Management’s report on internal control over financial reporting.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2011, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)           Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(d)          Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our company as of May 16, 2011:

Name	Age	Positions with our Company
Philip S. Sassower	71	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	53	President and Chief Operating Officer
Michael J. Rapisand	51	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	50	Vice President of Engineering
Francis J. Elenio	45	Director
Andrea Goren	43	Director
Ben Irwin	51	Director
Thomas F. Leonardis	66	Director
Brian E. Usher-Jones	65	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has been a director of our company and served as Chairman of the Board of Directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. From January 10, 2008 to Jan 7, 2010, Mr. Sassower served as a director for The Fairchild Corporation, a motorcycle accessories and aerospace parts and services company, and from May 13, 2008 to January 7, 2010, Mr. Sassower served as Chairman of the Board and Acting Chief Executive Office of The Fairchild Corporation.  On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of Communication Intelligence Corporation (OTCQB: CICI), an electronic signature solutions and biometric signature verification company.  Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder.  Mr. Sassower’s qualifications to serve on our Board of Directors include more than 40 years of business and investment experience.  Mr. Sassower has extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

Mark Holleran has served as our President and Chief Operating Officer since February 2006. Mr. Holleran served as our Vice President of Sales from April 2003 to February 2006.

Michael J. Rapisand has served as our Chief Financial Officer and Corporate Secretary since August 2004. Prior to joining us, Mr. Rapisand served as Chief Financial Officer of TippingPoint Technologies, Inc., a network-based security hardware manufacturer, from October 2002 to March 2004.

Bryan J. Bell became our Vice President of Engineering in May 2008. Prior to joining us, Mr. Bell was Vice President of Operations at Sirific Wireless, a developer of solutions for 3.5G multi-mode, multi-band mobile cellular and broadband data for notebook computers, beginning in February 2003.

Francis J. Elenio has been a director of our company since November 2007. Mr. Elenio is Financial Advisor to Premier Wealth Management, Inc., a wealth management company focused on medium and high net worth individuals, and has served in that position since September 2007. In addition, Mr. Elenio is Chief Financial Officer of Wilshire Enterprises, Inc., a real estate investment and management company, and has served in that position since September 2006. Previously, Mr. Elenio was Chief Financial Officer of WebCollage, Inc., an internet content integrator for manufacturers, from March 2006 through August 2006. On August 5, 2010, Mr. Elenio became a director of Communication Intelligence Corporation (OTCQB: CICI).  Mr. Elenio’s qualifications to serve on our Board of Directors include his significant financial management, operational and leadership experience including over 20 years of public and private accounting.  Mr. Elenio has extensive Chief Financial Officer level experience at public and private companies.

Andrea Goren has been a director of our company since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. From January 10, 2008 to January 7, 2010, Mr. Goren served as director of The Fairchild Corporation.  On August 5, 2010, Mr. Goren became a director of Communication Intelligence Corporation (OTCQB: CICI) and on December 7, 2010, he was named Acting Chief Financial Officer of CICI.  Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder.  Mr. Goren’s qualifications to serve on our Board of Directors include his experience and knowledge acquired in more than 12 years of private equity investing.  Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies in which SG Phoenix LLC has invested.

F. Ben Irwin has been a director of our company since May 2009.  Mr. Irwin has been President and owner of Rejen Inc, a re-manufacturer and retailer of inkjet and laser toner cartridges, since September 2005.  Prior to that, Mr. Irwin served as Senior Vice President of Engineering of Itronix Corp., a designer and manufacturer of rugged laptop and handheld computing products from July 2000 to February 2005.  Mr. Irwin’s qualifications to serve on our Board of Directors include his industry experience and knowledge acquired while he was with Itronix Corp.

Thomas F. Leonardis has been a director of our company since June 2005. Mr. Leonardis has been President and Chief Executive Officer of Ember Industries, Inc., a contract electronics manufacture, since November 2001. Mr. Leonardis served as a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products, from November 2001 to March 2008.  Mr. Leonardis’ qualifications to serve on our Board of Directors include his industry experience and knowledge acquired during the nine years he has served at Ember Industries, Inc. and while serving as director of DataMetrics Corporation.

Brian E. Usher-Jones has been a director of our company since 1996. Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker. Mr. Usher-Jones is currently a director of Wireless Age Communications Inc. and Newlook Industries Corp. From November 2000 to September 2006, Mr. Usher-Jones served as Chairman and Chief Executive Officer of Oromonte Resources Inc., a mining exploration company. Mr. Usher-Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001.  Mr. Usher-Jones’ qualifications to serve on our Board of Directors include his service as our Treasurer and Interim Chief Financial Officer and his significant executive-level and financial management experience at private and public companies.

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2011 fiscal year except for one late Form 4 filing for Phoenix Venture Fund LLC.

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

Item 11.  Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2011 and 2010 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2011. In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Option Awards US($)(1)		Total US($)
Philip S. Sassower— Chief Executive Officer(2)	2011 2010	—		—		29,881 41,588	(3) (3)	29,881 41,588
Mark Holleran— President and Chief Operating Officer	2011 2010	250,000 250,000	(4) (5)	84,683 90,232	(6) (6)	259,587 244,989		594,270 585,221
Michael J. Rapisand— Chief Financial Officer and Corporate Secretary (9)	2011 2010	180,000 180,000	(7) (8)	—		68,471 43,116		248,471 223,116

(1)           Option award amounts included in this table reflect the compensation cost for the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2)           Mr. Sassower does not receive a salary in connection with his services as our Chief Executive Officer. Mr. Sassower is also the Chairman of our Board of Directors.

(3)           Mr. Sassower was entitled to receive fees for fiscal years 2011 and 2010 in connection with being a member of our Board of Directors.  For each year, Mr. Sassower accepted options to purchase 150,000 shares of our common stock in lieu of such fees.  Such amount includes those options.

(4)           Mr. Holleran accepted 50,000 shares of our Series D Preferred Stock in April 2011 in lieu of $50,000 of cash compensation for fiscal 2011.

(5)           Mr. Holleran accepted 500,000 shares of our common stock in April 2010 in lieu of $50,000 of cash compensation for fiscal 2010.  Mr. Holleran surrendered 169,750 shares to us to satisfy income tax obligations.

(6)           Under the terms of Mr. Holleran’s employment agreement, in fiscal years 2011 and 2010 he had the opportunity to earn a cash performance bonus of up to 100% of his base salary ($250,000) based on the achievement of various objectives, including revenue and profitability objectives.  Mr. Holleran’s bonuses paid in fiscal years 2011 and 2010 were based on his efforts in managing our sales team and he did not receive any performance bonuses under his employment agreement as the objectives were not achieved in either year.

(7)           Mr. Rapisand accepted 30,000 shares of our Series D Preferred Stock in April 2011 in lieu of $30,000 of cash compensation for fiscal 2011.

(8)           Mr. Rapisand accepted 300,000 shares of our common stock in April 2010 in lieu of $30,000 of cash compensation for fiscal 2010.  Mr. Rapisand surrendered 120,450 shares to us to satisfy income tax obligations.

(9)           Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2011 and 2010, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of revenue and profitability objectives.  The objectives under Mr. Rapisand’s MBO plan were not achieved in fiscal years 2011 and 2010 and no bonus was earned or paid.

Elements of Our Compensation Program

The compensation of our executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity-based compensation. In addition, we provide our executives with benefits that are generally available to our other salaried employees.

As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help us grow; we must do so within budgetary constraints. We reward outstanding performance with cash bonuses which in large part are based on financial measures, such as revenue and EBITDA targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation as we believe equity compensation provides an incentive to our executive officers to build value for us over the long-term and aligns the interests of our executive officers and stockholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives while remaining within our budgetary constraints and also creating cash incentives which reward company-wide and individual performance and aligning the interests of our executive officers with those of our stockholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

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

Our Chief Executive Officer does not receive a salary in connection with his services. Our President and Chief Operating Officer and our Chief Financial Officer received an aggregate of 80,000 shares of our Series D Preferred Stock in lieu of a total of $80,000 in cash salaries in fiscal 2011.

Cash Incentive Bonuses.  Our executive officers are eligible for annual incentive bonuses if they meet key financial and operational objectives. The payment of cash incentive bonuses to executive officers is within the discretion of our compensation committee and is based on our compensation committee’s assessment of our performance and the performance of each executive officer measured in large part against financial objectives, strategic goals and corporate milestones. These financial, strategic and corporate objectives include revenue and EBITDA targets, product development objectives and corporate milestones such as the completion of financings. Our compensation committee may in its discretion award a cash incentive bonus to an executive officer for partial achievement of such executive officer’s objectives. The total amount of the cash incentive bonus available to an executive officer is either based upon a percentage of such executive officer’s base salary or a fixed dollar amount. Bonuses are reviewed by the compensation committee on an annual basis. Furthermore, in recognition of an executive officer’s exceptional performance our Board of Directors may award a performance bonus in excess of that executive officer’s maximum cash incentive bonus.

Each of our named executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan as discussed in footnotes 6 and 9 in the summary compensation table for fiscal years 2011 and 2010.  The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

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

With respect to establishing compensation for our executive officers, we do not have any formal policies in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of our performance. In addition, we have no policies regarding the adjustment or recovery of awards or payments if the relevant performance measures, upon which such award or payment was based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

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

On May 14, 2010, our Board of Directors granted options to each director, in lieu of cash compensation otherwise payable to them in connection with their service as board members. Our Board of Directors granted options to each director to purchase 150,000 shares of our common stock at an exercise price of $0.11 per share, which options fully vested on March 31, 2011 for services provided during the fiscal year ended March 31, 2011.

On May 14, 2010, our Board of Directors approved the issuance to SG Phoenix LLC, an entity controlled by Philip Sassower (our Chief Executive Officer) and Andrea Goren (a director), of a warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.11 per share, which warrant fully vested on March 31, 2011, for services rendered for the year ended March 31, 2011.

On May 14, 2010, our Board of Directors granted an aggregate of 1,835,000 restricted share awards which vested on March 31, 2011 to certain employees, including an aggregate of 1,100,000 share awards granted to our executive officers other than our Chief Executive Officer, in lieu of cash compensation for fiscal year 2011. On February 23, 2011, our Board of Directors modified awards to the executive officers and replaced the 1,100,000 shares of common stock with 110,000 shares of our Series D Preferred Stock.  On March 31, 2011, 525,625 shares of our common stock and 110,000 shares of our Series D Preferred Stock that were granted became fully vested.  The market value of the common stock was $0.11 on the date of grant, and the intrinsic value of the restricted shares of approximately $149,000 was recognized as compensation expense in fiscal 2011.

On March 29, 2011, our Board of Directors granted options to purchase an aggregate of 47,685,000 shares of common stock to all employees, directors and certain consultants at an exercise price of $0.06 per share.  One-fourth of each grant vested immediately and the remainder will vest annually over three years.  In connection with the grant, all of our executive officers other than our Chief Executive Officer voluntarily terminated all rights to outstanding grants aggregating 6,201,395 shares of common stock.  The fair value of the grants with immediate vesting reduced by the voluntarily terminated shares that were not vested resulted in the recognition of approximately $466,000 of stock compensation expense in the fourth quarter of the year ended March 31, 2011.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year. The agreement was renewed in June 2011 for an additional year. In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary of $250,000 per year, subject to any increase as may be approved by our Board of Directors.  In fiscal 2010 and fiscal 2011, Mr. Holleran agreed to take some of his salary through a stock award. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance.

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

As part of the employment agreement, we agreed that if we terminate Mr. Holleran’s employment without cause during the term of his employment agreement, Mr. Holleran would receive his base salary for one year, commencing on the termination date, reduced by amount earned by Mr. Holleran from other employment during that period, plus an additional amount equal to the average of the performances bonuses paid to Mr. Holleran during the prior two calendar years. The employment agreement also contains customary non-compete, non-solicitation, non-disparagement and confidentiality provisions.

Severance and Change in Control Benefits

Mark Holleran, our President and Chief Operating Officer, has a provision in his employment agreement that gives him severance benefits described above if his employment is terminated without cause.

We have established a transaction bonus pool for our executive officers and senior management team upon the sale of our company. The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our company, less our transaction expenses. The total transaction bonus pool will be equal to 5% of the first $0.34 per share received by holders of our common stock and 10% of any such consideration in excess of $0.34 per share. Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our company is sold during the term of his employment. In addition, under the terms of our transaction bonus pool, if our company is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the pool, our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool and the remaining 15% of the pool will be distributed among our senior management team as determined by our Board of Directors.

We have chosen to provide these benefits to our executives because we believe we must remain competitive in the marketplace. These severance and acceleration provisions and estimates of these change of control and severance benefits are described in the section entitled “Estimated Payments and Benefits Upon Termination or Change in Control” below.

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

Impact of Regulatory Requirements

Deductibility of Executive Compensation.  Our executive officers’ MBO plans and our amended and restated share option plan do not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year that is attributable to one of those arrangements would not currently be deductible for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences.  Our 2009 Stock Incentive Plan provides for compensation that does qualify as “performance-based compensation.”

Accounting for Stock-Based Compensation.  We began accounting for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718 during the fiscal year ended March 31, 2004.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2011 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	200,000	—		$0.44	08/29/2011
Chief Executive Officer	39,946	79,893	(1)	$0.10	04/30/2014
	150,000	—		$0.15	06/10/2014
	150,000	—		$0.15	06/10/2014
	150,000	—		$0.11	05/14/2015
	325,000	975,000	(2)	$0.06	03/29/2016

Mark Holleran—	1,200,000	—		$0.38	06/30/2011
President and Chief Operating Officer	1,566,668	—		$0.44	08/29/2011
	3,250,000	9,750,000	(3)	$0.06	03/29/2016

Michael J. Rapisand—	660,554	—		$0.44	08/29/2011
Chief Financial Officer and Corporate Secretary	1,250,000	3,750,000	(4)	$0.06	03/29/2016

(1)           39,947 options vest on April 30, 2011 and 39,946 options vest on April 20, 2012.

(2)           325,000 options vest on March 31, 2012, 325,000 options vest on March 31, 2013 and 325,000 options vest on March 31, 2014.

(3)           3,250,000 options vest on March 31, 2012, 3,250,000 options vest on March 31, 2013 and 3,250,000 options vest on March 31, 2014.

(4)           1,250,000 options vest on March 31, 2012, 1,250,000 options vest on March 31, 2013 and 1,250,000 options vest on March 31, 2014.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of the March 31, 2011, the last business day of our last fiscal year. If Mr. Holleran’s employment is terminated by us as a result of his death or disability or by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$0	(5)
Benefits and Perquisites:	$16,560	(6)

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

(4)           If Mr. Holleran is terminated without cause, Mr. Holleran is entitled to receive his base salary in effect immediately prior to his termination of employment for a period of 12-months commencing on the termination date, subject to reduction by any amounts he earns during the 12-month period.

(5)           Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran did not receive performance bonuses in fiscal 2010 or fiscal 2011.

(6)           Represents payments of $1,380 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

Change in Control Benefits

Under the terms of our Amended and Restated Share Option Plan, which we also refer to as our Amended Plan, upon a change in control of our company all outstanding options will immediately vest and become exercisable. A “change of control” means the occurrence of (i) a person, including the person’s affiliates and any other person acting jointly or in concert with that person, becoming the beneficial owner of, or exercising control over, more than 50.1% of the total voting power of our common stock; or (ii) our company consolidating with, or merging with or into, another person or selling, transferring, leasing or otherwise disposing of all or substantially all of our assets to any person, or any person consolidating with, or merging with or into, our company, in any such event pursuant to a transaction in which our outstanding shares of common stock are converted into or exchanged for cash, securities or other property, except for any such transaction in which the holders of our then outstanding common stock receive voting securities, or securities exchangeable at the option of the holder into voting securities, of the surviving person which constitute a majority of the voting securities.

Under our 2009 Stock Incentive Plan, in the event of certain business combinations, including the sale or lease of all or substantially all of our assets, or a merger or consolidation involving us in which all or substantially all of the beneficial owners of our capital stock prior to such business combination own 50% or less of the outstanding shares of common stock after the business combination or a similar transaction, each of which we refer to as a “corporate transaction”, and subject to any vesting acceleration provisions in an award agreement, outstanding awards will be treated in the manner provided in the agreement relating to the corporate transaction (including as the same may be amended). The corporate transaction agreement will not be required to treat all awards or individual types of awards similarly in the corporate transaction; provided, however, that the corporate transaction agreement will provide for one of the following with respect to all outstanding awards (as applicable):

•      the continuation of the outstanding award by us, if we are a surviving company;

•      the assumption of the outstanding award by the surviving company or its parent or subsidiary;

•      the substitution by the surviving company or its parent or subsidiary of its own award for the outstanding award;

•      full exercisability or vesting and accelerated expiration of the outstanding award, followed by the cancellation of such award;

•      the cancellation of an outstanding option or stock appreciation right and a payment to the optionee equal to the excess of (x) the fair market value of the shares subject to such option or stock appreciation right (whether or not such option or stock appreciation right is then exercisable or such shares are then vested) as of the closing date of such corporate transaction over (y) its aggregate exercise price; or

•      the cancellation of an outstanding restricted stock unit and a payment to the participant equal to the fair market value of the shares subject to such restricted stock unit (whether or not such restricted stock unit is then vested) as of the closing date of such corporate transaction.

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2011, the last business day of our 2011 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,011,346	(4)	—	(3)
Michael J. Rapisand—Chief Financial Officer	$606,808	(5)	—	(3)

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

(3)           Pursuant to the terms of our Amended Plan, certain outstanding options shall immediately vest upon the occurrence of a change of control of our company. Assuming a market price of $0.075 per share, which represents the closing price of our common stock on March 31, 2011 as reported by the OTC Link, the exercise price of all of these options held by such executive officer would be above the market price and thus the accelerated options would have a value of nil. Pursuant to our 2009 Plan, our Board of Directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control of our company. Currently, no such options have such acceleration provisions, and we assume that our Board of Directors will not determine to accelerate the vesting of the options with exercise prices below $0.075 per share in the future.

(4)           Assuming (i) a sale in which the holders of our common stock, assuming the conversion of all outstanding shares of our convertible preferred stock, receive per share sales consideration of $0.075, which represents the closing price of our common stock on March 31, 2011 as reported by the OTC Link and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,022,692. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)           Assuming (i) a sale in which the holders of our common stock, assuming the conversion of all outstanding shares of our convertible preferred stock, receive per share sales consideration of $0.075, which represents the closing price of our common stock on March 31, 2011 as reported by the OTC Link, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,022,692. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

Director Compensation

In June 2006, our Board of Directors approved a director compensation plan pursuant to which we will pay our directors a fee to attend board meetings. Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference. In addition, from time to time, we grant options to our directors to purchase shares of our common stock. We also reimburse our directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our Board of Directors. For the fiscal years ended March 31, 2011 and 2010, we did not pay our directors their cash fees to attend meetings. Our directors elected to accept stock options in lieu of cash payments. On May 14, 2010 and June 10, 2009, each director was granted options to purchase 150,000 shares of common stock at exercise prices of $0.11 and $0.15, respectively, per share, for each of the fiscal years 2011 and 2010, which options for fiscal 2011 were fully vested as of March 31, 2011 and are exercisable for five years, and options for fiscal 2010 were fully vested on March 31, 2010 and are exercisable for five years.

Fiscal Year 2011 Director Compensation

The following table sets forth compensation information for our directors who are not named executive officers for our fiscal year ended March 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Brian E. Usher-Jones	—	28,636	28,636
Andrea Goren	—	29,881	29,881
Thomas F. Leonardis	—	29,881	29,881
Frank Elenio	—	38,179	38,179
F. Ben Irwin	—	26,976	26,976

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 25,100,000 shares of our common stock were issuable under the 2009 Stock Plan. On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 25,100,000 to 75,000,000.

Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient. Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan. As of March 31, 2011, options to purchase 50,968,969 shares of our common stock were outstanding and 525,625 shares of our common stock have been awarded pursuant to restricted stock grants under the 2009 Stock Plan.

Employee Stock Purchase Plan

On November 5, 2008, we adopted the 2009 Employee Stock Purchase Plan, which we refer to as the ESPP. The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions. To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year. Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter. The purchase price is 95% of the fair market value per share of our common stock on the start date of the offering period.

The offering period for the fiscal year 2011 began on April 1, 2010 and terminated on March 31, 2011, and had a purchase price of $0.08075 per share.

Up to 5,000,000 shares are reserved for purchase under the ESPP. As of March 31, 2011, 1,219,328 shares of our common stock had been purchased under the ESPP. The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated. It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Amended Share Option Plan

We also maintain an amended and restated stock option plan (which we refer to as the Amended Share Option Plan), the purpose of which was to attract, retain and motivate eligible persons whose contributions are important to our success and to advance our interests by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our Company. This plan was superseded by the 2009 Stock Plan and will continue until the expiration of current outstanding options issued under the plan.

Pursuant to the Amended Share Option Plan, our Board of Directors was authorized, from time to time in its discretion, to issue to directors, officers, employees and consultants of our Company and its affiliates options to acquire our common stock at such prices as may be fixed by our Board of Directors at that time; provided, however, that the option exercise price was in no circumstances be lower than the market price of our common stock at the date the option is granted. Options granted under the Amended Share Option Plan are generally non-assignable, are exercisable for a term not exceeding 10 years and generally vest over a three year period in three annual installments, as determined by our Board of Directors.

The number of shares of our common stock issuable upon exercise of options granted to insiders at any time pursuant to the Amended Share Option Plan cannot exceed 10% of our total issued and outstanding shares of common and preferred stock, and the number of shares issued to insiders, within any one year period, under the Amended Share Option Plan cannot exceed 10% of our total issued and outstanding shares.

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

In July 2009, our Board of Directors adopted the 2009 Stock Plan. Accordingly, no additional options will be issued under the Amended Share Option Plan. The number of shares issuable under the Amended Share Option Plan is limited to 16,301,615 shares, which represent the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted. As of the March 31, 2011, 6,768,401 shares were covered by options outstanding under the Amended Share Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	57,737,370	$0.10	22,323,932
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	57,737,370	$0.10	22,323,932

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of May 16, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

				Series A Preferred Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series C Preferred Stock Beneficially Owned			Series D Preferred Stock Beneficially Owned
				Number			Number		Number			Number
	Common Stock			of			Of		of			of
	Beneficially Owned			Shares of			Shares of		Shares of			Shares of
Name of Beneficial Owner(1)	Number of Shares(2)		Percentage of Class(3)	Series A Preferred Stock		Percentage of Class(4)	Series B Preferred Stock	Percentage of Class(5)	Series C Preferred Stock		Percentage of Class(6)	Series D Preferred Stock		Percentage of Class(7)
Philip S. Sassower	322,449,688	(8)	47.6%	44,708,384	(22)	71.1%	—	—	4,320,000	(25)	25.3%	3,889,002	(29)	36.0%
Mark Holleran	9,234,359	(9)	1.4%	—		—	—	—	—		—	50,000		*
Michael J. Rapisand	4,255,062	(10)	*	147,059		*	—	—	—		—	30,000		*
Bryan J. Bell	2,620,775	(11)	*	—		—	—	—	—		—	23,445		*
Brian E. Usher-Jones	6,334,053	(12)	1.0%	—		—	—	—	—		—	100,136		*
Andrea Goren	208,787,576	(13)	30.8%	31,032,014	(23)	49.4%	—	—	3,520,000	(26)	20.6%	2,043,900	(30)	18.9%
Thomas F. Leonardis	1,054,893	(14)	*	—		—	—	—	—		—	—		—
Frank Elenio	1,020,653	(15)	*	—		—	—	—	—		—	—		—
F. Ben Irwin	625,000	(16)	—	—		—	—	—	—		—	—		—
Phoenix Venture Fund LLC	198,004,984	(17)	29.2%	31,032,014	(23)	49.4%	—	—	3,320,000	(27)	19.4%	2,017,856	(31)	18.7%
110 East 59th Street
New York, NY 10022
Alex and James Goren	62,084,988	(18)	9.5%	4,357,708	(24)	6.9%	—	—	800,000	(28)	4.7%	1,141,888	(32)	10.9%
150 East 52nd Street
New York, NY 10022
Leonard Pearlman, JAM Capital
Assoc. LLC and New Giles LLC	17,877,310	(19)	2.8%	1,130,137		1.8%	—	—	1,000,000		5.9%	281,282		2.8%
112 W 56th
New York, NY 10019
William Freas	7,962,937		1.2%	—		—	2,941,177	35.7%	—		—	—		—
c/o Joseph Gunnar & Co.
30 Broad Street
New York, NY 10004
James J. O’Donnell	27,653,881	(20)	4.2%	780,655		1.2%	—	—	900,000		5.3%	516,591		4.8%
845 UN Plaza
New York, NY 10017
Hamir Realty Co.	3,587,819		*	—		—	—	—	1,070,000		6.3%	—		—
12 E 49th
New York, NY 10017
Fifty-Ninth Street Investors LLC	3,140,697		*	—		—	—	—	1,000,000		5.9%	—		—
110 E 59th Street
New York, NY 10022
Ross Irvine	3,456,215		*	—		—	1,000,000	12.0%	200,000		*	—		—
c/o Sky Capital LLC
110 Wall Street
New York, NY 10005
Adrian Maginnis	1,381,224		*	—		—	500,000	6.1%	—		—	—		—
21 Ravranet Rd
Lisburn, Country
Atrium BT27 5NB
All directors and executive officers as a group (9 persons)(21)	350,230,823		51.3%	44,855,443		71.3%	—	—	4,520,000		26.5%	4,118,627		38.2%

*              Represents less than 1% of class or combined classes.

(1)           Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)           Shares issuable pursuant to options and warrants that are exercisable within 60 days of May 16, 2011 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)           Based upon 643,615,674 shares of our common stock, based upon 179,121,473 shares outstanding as of May 16, 2011 and assuming the conversion of 62,873,781 shares of Series A Preferred Stock that is convertible into common stock at a conversion ratio of approximately 2.3030 as of May 16, 2011, 8,232,040 shares of Series B Preferred Stock that is convertible into common stock at a conversion ratio of approximately 2.0261 as of May 16, 2011, 17,074,000 shares of Series C Preferred Stock that is convertible into common stock at a conversion ratio of 1.9400 as of May 16, 2011 and 10,795,700 shares of Series D Preferred Stock that is convertible into common stock at a conversion ratio of 25 as of May 16, 2011,each issued and outstanding as of May 16, 2011. The shares of our preferred stock vote with our common stock on an as converted basis.

(4)           Based on 62,873,781 shares of Series A Preferred Stock issued and outstanding as of May 16, 2011.

(5)           Based on 8,232,040 shares of Series B Preferred Stock issued and outstanding as of May 16, 2011.

(6)           Based on 17,074,000 shares of Series C Preferred Stock issued and outstanding as of May 16, 2011.

(7)           Based on 10,795,700 shares of Series D Preferred Stock issued and outstanding as of May 16, 2011.

(8)           Includes 8,284,119 shares of common stock owned of record, 11,910,763 shares of common stock issuable upon conversion of shares of Series A Preferred Stock and 20,733,750 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 9,936,250 shares of common stock that Phoenix Enterprises Family Fund LLC has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 19,585,916 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 1,940,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 26,044,900 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Sassower, 11,450,000 shares of common stock that Mr. Sassower has the right to acquire upon exercise of an outstanding warrants within 60 days after May 16, 2011, 1,054,893 shares of common stock that Mr. Sassower has the right to acquire upon exercise of  outstanding options within 60 days after May 16, 2011, 8,250,000 shares of common stock that SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares, has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, , and 3,839,482 shares of common stock owned of record by The Philip S. Sassower 1996 Charitable Remainder Annuity Trust, an entity controlled by Mr. Sassower. Also includes 198,004,984 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(9)           Includes 6,016,668 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 1,250,000 shares of common stock that Mr. Holleran has the right to acquire upon exercise of an outstanding warrant within 60 days after May 16, 2011 and 1,250,000 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Holleran.

(10)         Includes 1,910,554 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 750,000 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of an outstanding warrant within 60 days after May 16, 2011, 338,676 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by Mr. Rapisand and 750,000 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Rapisand.

(11)         Includes 1,000,000 shares of common stock that Mr. Bell has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 750,000 shares of common stock that Mr. Bell has the right to acquire upon exercise of an outstanding warrant within 60 days after May 16, 2011 and 586,125 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Bell.

(12)         Includes 1,020,653 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 2,500,000 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of an outstanding warrant within 60 days after May 16, 2011 and 2,503,400 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Usher-Jones.

(13)         Includes 178,589 shares of common stock owned of record, 388,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 651,100 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 250,000 shares of common stock that Andax LLC has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 1,054,893 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 8,250,000 shares of common stock that SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share the voting and dispositive power with respect to these shares, has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011. Also includes 198,004,984 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(14)         Includes 1,054,893 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011.

(15)         Includes 1,010,653 shares of common stock that Mr. Elenio has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011.

(16)         Includes 625,000 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011.

(17)         Includes 35,340,000 shares of common stock that Phoenix has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 71,466,728 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 6,440,800 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 28,547,200 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Phoenix. Voting and investment power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix.

(18)         Consists of 6,893,659 shares of common stock owned of record, 7,507,142 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record, 1,552,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 28,547,200 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by JAG Multi Investment LLC, 13,086,250 shares of common stock that JAG Multi Investment LLC has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011 and 1,970,021 shares of common stock owned of record and 2,528,659 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(19)         Includes 2,795,000 shares of common stock that Leonard Pearlman and JAM Capital Associates LLC have the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 2,602,705 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by JAM Capital Associates LLC, 1,940,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock owned of record by JAM Capital Associates LLC and 7,032,050 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Leonard Pearlman and JAM Capital Associates LLC.

(20)         Includes 8,200,000 shares of common stock that James O’Donnell has the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 1,797,848 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 1,746,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 12,914,775 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. O’Donnell.

(21)        Includes 14,758,207 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days after May 16, 2011, 35,136,250 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding warrants within 60 days after May 16, 2011, 31,835,356 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by our directors and executive officers, or entities controlled by them, 2,328,000 shares of common stock issuable upon conversion of shares of Series C Preferred Stock owned of record by our directors and executive officers, or entities controlled by them and 52,519,275 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by our directors and executive officers, or entities controlled by them. Also includes 198,004,984 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of his respective pecuniary interest, if any, in such shares.

(22)         Includes 5,171,847 shares of Series A Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower. Also includes 31,032,014 shares of Series A Preferred Stock owned of record by Phoenix, in which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(23)         Consists of 31,032,014 shares of Series A Preferred Stock owned of record by Phoenix. Voting and investment power over these shares held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of his respective pecuniary interest, if any, in such shares.

(24)         Consists of 3,259,723 shares of Series A Preferred Stock owned of record by JAG Multi Investment LLC and 1,097,985 shares of Series A Preferred Stock owned of record by Goren Brothers LP. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(25)         Consists of 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix, in which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(26)         Consists of 200,000 shares of Series C Preferred Stock owned of record by Andax LLC, in which Mr. Goren is the manager. Also includes 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix, in which Mr. Goren is the co-manager of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(27)         Consists of 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix. Voting and investment power over these shares held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(28)         Consists of 800,000 shares of Series C Preferred Stock owned of record by JAG Multi Investment LLC. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

(29)         Includes 829,350 shares of Series D Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower. Also includes 2,017,856 shares of Series D Preferred Stock owned of record by Phoenix, in which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(30)         Consists of 26,044 shares of Series D Preferred Stock owned of record by Andax LLC, in which Mr. Goren is the manager. Also includes 2,017,856 shares of Series D Preferred Stock owned of record by Phoenix, in which

Mr. Goren is the co-manager of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(31)         Consists of 2,017,856 shares of Series D Preferred Stock owned of record by Phoenix. Voting and investment power over these shares held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of his respective pecuniary interest, if any, in such shares.

(32)         Consists of 1,141,888 shares of Series D Preferred Stock owned of record by JAG Multi Investment LLC. Voting and investment power over these shares is held equally by Alex Goren and James Goren.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 18, 2010, in connection with an interim financing, which we refer to as the Bridge Financing, we entered into Amendment No. 1 to the Note Purchase Agreement dated as of November 5, 2009. Pursuant to Amendment No. 1, we could issue and sell to Phoenix and other purchasers, in the sole discretion of Phoenix, up to an additional $2,000,000 of principal amount of our senior secured subordinated promissory notes and warrants to purchase up to 28,571,429 shares of our common stock at an exercise price of $0.07 per share. Between August 18, 2010 and November 3, 2010, we issued notes with the principal amount of $850,000, and warrants to purchase 21,250,000 shares of our common stock, to Phoenix in the Bridge Financing. We received $850,000 in gross proceeds for the notes and warrants.

On November 3, 2010, we entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009. Pursuant to Amendment No.2, we increased the total additional principal amount of our senior secured subordinated notes that we could issue and sell in the Bridge Financing to $3,000,000 and the warrants to purchase shares of our common stock issued in the Bridge Financing after the date of Amendment No. 2 would have an exercise price of $0.04. It was also a condition to the first closing after the date of Amendment No. 2 that all of the warrants previously issued in the Bridge Financing would be amended to reduced their exercise price from $0.07 per share to $0.04 per share. On December 16, 2010, in connection with the final closing of the Bridge Financing, we issued an additional note in the principal amount of $1,177,500 to Phoenix, together with warrants to purchase 29,437,500 shares of our common stock. We received $1,177,500 in gross proceeds for the note and warrants issued at the final closing.

On November 3, 2010, we also entered into an Exchange Agreement with Phoenix, our principal stockholder, Philip Sassower, our Chief Executive Officer, and entities controlled by Mr. Sassower, and other parties representing a majority in interest of our then outstanding senior secured subordinated indebtedness pursuant to which we agreed to exchange all of our outstanding senior secured subordinated and secured subordinated indebtedness, including the notes issued in the Bridge Financing, at the time of closing into shares of our Series D Preferred Stock, at an exchange price of $1.00 per share for each $1.00 of such indebtedness.

In connection with our issuance of our Series D Preferred Stock in exchange for its outstanding subordinated secured promissory notes on December 16, 2010, we paid SG Phoenix LLC a structuring fee of $100,000 in cash and issued SG Phoenix LLC a three-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $0.04 per share.

On December 16, 2010, Phoenix exchanged $1,940,000 in principal amount of our promissory notes for shares of our Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $112,000 was recognized and paid to Phoenix through the issuance of 37,760 shares of our Series D Preferred Stock and 1,013,180 shares of our common stock.

On December 16, 2010, Phoenix Enterprises Family Fund LLC, an affiliate, exchanged $718,000 in principal amount of our promissory notes for shares of our Series D Preferred Stock.  For the year ended March 31, 2011, interest expense $64,000 was recognized and paid to Phoenix Enterprises Family Fund LLC through the issuance of 15,136 shares of our Series D Preferred Stock and 660,461 shares of our common stock.

On December 16, 2010, JAG Multi Investments LLC, an affiliate, exchanged $1,018,000 in principal amount of our promissory notes for shares of our Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $91,000 and was recognized and paid to JAG Multi Investments LLC through the issuance of 21,464 shares of the Company’s Series D Preferred Stock and 936,614 shares of the Company’s common stock.

On December 16, 2010, Mr. Sassower exchanged $1,000,000 in principal amount of our promissory notes for shares of our Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $90,000, was recognized and paid to Mr. Sassower through the issuance of 21,095 shares of our Series D Preferred Stock and 920,504 shares of our common stock, respectively.

In connection with our issuance of 1,000,000 shares of our Series D Preferred Stock and warrants in a private placement on February 23, 2011, we paid SG Phoenix LLC, an affiliate, a structuring fee of $50,000 in cash and issued SG Phoenix LLC a three-year warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.04 per share.

Item 14.  Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2011	% of Total	Fiscal Year 2010	% of Total
Audit Fees(1)	$140,000	95%	$126,000	95%
Audit-Related Fees(2)	—		—
Tax Fees	$33,000	5%	$7,000	5%
All Other Fees	—		—
Total Fees	$173,000	100%	$134,000	100%

(1)           Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2011 and 2010 and have fees of $140,000 and $126,000, respectively.

(2)           No fees were paid to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our quarterly consolidated financial statements, other than Audit Fees, during the two years ended March 31, 2011.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees paid to PMB Helin Donovan for fiscal years 2011 and 2010 were approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

(1)           Financial Statements

(2)           Financial Statement Schedules:

None

(3)           Management Contract or Compensatory Plan:

See Index to Exhibits.  Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.17 through 10.20.

(b)           Exhibits:

See Index to Exhibits.

(d)           Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of June 2011.

XPLORE TECHNOLOGIES CORP.

By:	/s/ MICHAEL J. RAPISAND
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER	Chief Executive Officer (Principal Executive Officer) and Director	June 24, 2011
Philip S. Sassower

/s/ MICHAEL J. RAPISAND	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2011
Michael J. Rapisand

/s/ BRIAN E. USHER-JONES	Director	June 24, 2011
Brian E. Usher-Jones

/s/ ANDREA GOREN	Director	June 24, 2011
Andrea Goren

/s/ THOMAS F. LEONARDIS	Director	June 24, 2011
Thomas F. Leonardis

/s/ FRANK ELENIO	Director	June 24, 2011
Frank Elenio

/s/ F. BEN IRWIN	Director	June 24, 2011
F.Ben Irwin

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2011 and 2010 as well as the related consolidated statements of loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2011 and 2010, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Austin, TX

June 24, 2011

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168	$389
Accounts receivable, net	2,682	4,072
Inventory, net	3,754	2,294
Prepaid expenses and other current assets	201	158
Total current assets	6,805	6,913
Fixed assets, net	467	95
Deferred charges	—	432
	$7,272	$7,440
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term indebtedness	$566	$555
Accounts payable and accrued liabilities	2,908	3,748
Total current liabilities	3,474	4,303
Promissory notes	—	5,356
	3,474	9,659
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 8,232 and 8,382, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,124, respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 10,692 and none, respectively	11	—
Common Stock, par value $0.001 per share; authorized 450,000; shares issued 178,471 and 129,963, respectively	178	130
Additional paid-in capital	133,929	119,157
Accumulated deficit	(130,408)	(121,594)
	3,798	(2,219)
	$7,272	$7,440

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss

(in thousands, except shares and per share amounts)

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Revenue	$17,759	$21,940
Cost of revenue	12,338	16,177
Gross profit	5,421	5,763
Expenses:
Sales, marketing and support	2,995	2,617
Product research, development and engineering	2,063	2,710
General administration	2,974	3,248
	8,032	8,575
Loss from operations	(2,611)	(2,812)
Other expenses:
Interest expense	(3,735)	(2,680)
Other	(43)	(77)
	(3,778)	(2,757)
Net loss	$(6,389)	$(5,569)

Dividends attributable to Preferred Stock	(2,858)	(1,638)
Net loss attributable to common shareholders	$(9,247)	$(7,207)
Loss per common share	$(0.04)	$(0.05)
Dividends attributable to Preferred Stock	(0.02)	(0.01)
Loss per share attributable to common shareholders, basic and fully diluted	$(0.06)	$(0.06)
Weighted average number of common shares outstanding, basic and fully diluted	152,923,250	110,432,586

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

											Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Shares		Paid-	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	in Capital	Deficit	Total
Balances, March 31, 2009	63,178,777	$63	8,706,159	$9	15,274,000	$15	—	$—	95,502,232	$96	$113,271	$(114,387)	$(933)
Value assigned to warrants issued	—	—	—	—	—	—	—	—	—	—	2,412	—	2,412
Shares issued for services	—	—	—	—	—	—	—	—	709,092	1	256	—	257
Shares issued in settlement of liability	—	—	—	—	2,000,000	2	—	—	5,709,491	5	670	—	677
Shares issued for ESPP	—	—	—	—	—	—	—	—	746,708	1	70	—	71
Stock-based compensation, net of income tax withholding of $44	—	—	—	—	—	—	—	—	—	—	876	—	876
Issuance of common shares,	—	—	—	—	—	—	—	—	150,000	—	14	—	14
Preferred Series A dividends	—	—	—	—	—	—	—	—	17,148,838	17	1,042	(1,070)	(11)
Preferred Series B dividends	—	—	—	—	—	—	—	—	2,202,269	2	134	(144)	(8)
Preferred Series C dividends	—	—	—	—	—	—	—	—	6,794,271	7	412	(424)	(5)
Conversion of Series A Preferred Stock into Common Stock	(304,996)	—	—	—	—	—	—	—	379,279	—	—	—	—
Conversion of Series B Preferred Stock into Common Stock	—	—	(324,118)	(1)	—	—	—	—	433,332	1	—	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(150,000)	—	—	—	187,205	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,569)	(5,569)
Balances, March 31, 2010	62,873,781	$63	8,382,041	$8	17,124,000	$17	—	$—	129,962,717	$130	$119,157	$(121,594)	$(2,219)
Value assigned to warrants issued	—	—	—	—	—	—	—	—	—	—	530	—	530
Shares issued for services	—	—	—	—	—	—	—	—	1,043,181	1	209	—	210
Shares issued in settlement of liability	—	—	—	—	—	—	170,886	—	9,137,922	9	865	—	874
Shares issued for ESPP	—	—	—	—	—	—	—	—	470,495	—	28	—	28
Stock-based compensation,	—	—	—	—	—	—	—	—	1,270,934	1	905	—	906
Preferred Series A dividends	—	—	—	—	—	—	—	—	23,612,134	24	1,320	(1,330)	14
Preferred Series B dividends	—	—	—	—	—	—	—	—	3,208,374	3	183	(176)	10
Preferred Series C dividends	—	—	—	—	—	—	—	—	9,431,212	10	527	(531)	6
Preferred Series D dividends	—	—	—	—	—	—	193,889	—	—	—	388	(388)	—
Conversion of promissory notes to Series D Preferred Stock, net of issuance costs of $437	—	—	—	—	—	—	9,327,500	10	—	—	8,881	—	8,891
Sale of Series D Preferred Stock, net of issuance costs of $63	—	—	—	—	—	—	1,000,000	1	—	—	936	—	937
Conversion of Series B Preferred Stock into Common Stock	—	—	(150,001)	—	—	—	—	—	271,219	—	—	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(50,000)	—	—	—	62,500	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,389)	(6,389)
Balances, March 31, 2011	62,873,781	$63	8,232,040	$8	17,074,000	$17	10,692,255	$11	178,470,688	$178	$133,929	$(130,408)	$3,798

See accompany notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows (in thousands)

	Years Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(6,389)	$(5,569)
Items not affecting cash:
Depreciation and amortization	310	511
Provision for doubtful accounts	(111)	253
Amortization of deferred financing costs	2,458	1,489
Stock-based compensation expense	1,055	920
Equity instruments issued in exchange for services	225	257
Changes in operating assets and liabilities:
Accounts receivable	1,501	(1,427)
Inventory	(1,460)	1,057
Prepaid expenses and other current assets	390	760
Accounts payable and accrued liabilities	(87)	(178)
Net cash used in operating activities	(2,108)	(1,927)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(682)	(214)
Net cash used in investing activities	(682)	(214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	16,895	17,982
Repayment of short-term indebtedness	(16,884)	(19,479)
Net proceeds from issuance of promissory notes	1,593	3,148
Net proceeds on issuance of Series D Preferred Stock	937	—
Net proceeds on issuance of Common Stock	28	85
Net cash provided by financing activities	2,569	1,736
CHANGE IN CASH AND CASH EQUIVALENTS	(221)	(405)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	794
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168	$389
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$152	$258
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of Stock	$2,431	$1,614
Payments for interest satisfied with issuance of Stock	$874	$507
Conversion of promissory notes to Stock	$9,328	$—

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report losses for fiscal 2012. The Company believes that cash flow from operations, together with borrowings from its senior lender and financial support from Phoenix Venture Fund LLC (together with affiliates, “Phoenix”), a significant stockholder, will be sufficient to fund the anticipated operations for fiscal 2012.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

c)                                     Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general administration expense

d)            .Inventory

Inventory is recorded at the lower of average cost or net realizable value. The valuation of inventory requires the use of estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold based on an assessment of expected orders for these products from the Company’s customers. Additionally, the estimates reflect changes in the Company’s products or changes in demand because of various factors including the market for the Company’s products, obsolescence, product discontinuation, technology changes and competition.

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

f)                                        Revenue recognition

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. Warranty obligations related to recognized revenue are generally covered by warranty coverage agreements provided by a third party.

g)            Cost of revenue

The Company’s cost of revenue consists of the costs associated with manufacturing, assembling and testing its products, related overhead costs, maintenance, compensation, freight and other costs related to manufacturing support, including the depreciation of tooling assets. The Company uses contract manufacturers to manufacture its products and supporting components, and the significant majority of the Company’s cost of revenue is attributable to component costs and payments to these contract manufacturers.

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

The changes to the warranty liability are as follows:

	Year ended March 31,
	2011	2010

Beginning balance	$—	$—
Aggregate changes for accrual related to guarantees issued	126	—
Aggregate changes to preexisting accruals	—	—
Aggregate reductions for payments made	(38)	—
Ending balance	$88	$—

h)                                    Income taxes

The Company accounts for income taxes in accordance with the asset and liability method. The determination of future tax assets and liabilities is based on the difference between financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the period in which the differences are expected to occur. Future tax assets are recorded to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2011 and 2010.

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

j)                                        Financial instruments and credit risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, accounts receivable and unbilled receivables from customers. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts receivables are generally unsecured. With respect to accounts receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.  In addition, the Company has purchased credit insurance for certain international customers.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2011 and March 31, 2010 was $38 and $47, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, bank indebtedness and promissory notes payable are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

k)                                    Loss per share

Loss per share has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants, the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and other common stock equivalents were excluded from the loss per share calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation at their common stock equivalent:

	March 31, 2011	March 31, 2010
Series A Preferred Stock	137,110,703	84,420,625
Series B Preferred Stock	16,538,391	11,175,775
Series C Preferred Stock	31,259,012	21,405,000
Series D Preferred Stock	235,937,500	—
Warrants	173,694,500	91,193,440
Options	57,737,370	17,100,892
Other Common Stock Equivalents	3,022,290	1,270,934
	655,299,766	226,566,666

l)             Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

m)              Reclassification

Certain prior year amounts have been reclassified between sales, marketing and support and general administration expenses in the consolidated statement of loss for consistency with the current year presentation.

3. INVENTORY

	March 31,
	2011	2010
Finished goods	$2,486	$1,469
Computer components	1,268	825
Total inventory	$3,754	$2,294

Inventory sent to end-users for which revenue recognition attributes have not been met is included in “other current assets” on the Company’s consolidated balance sheets and was $0 and $48 at March 31, 2011 and 2010, respectively.

4. FIXED ASSETS

	March 31,
	2011	2010
Cost
Tooling and fixtures	$818	$340
Office equipment and leasehold improvements	1,097	1,097
Computer equipment and demonstration units	619	415
Computer software	654	654
	3,188	2,506
Accumulated depreciation
Tooling and fixtures	400	340
Office equipment and leasehold improvements	1,096	1,092
Computer equipment and demonstration units	576	357
Computer software	649	622
	2,721	2,411
Total fixed assets, net	$467	$95

Depreciation and amortization expense was $310 and $511 during the years ended March 31, 2011 and 2010, respectively.

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as

amended, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of the Company’s subsidiary on a revolving basis, up to a maximum of $4,750.  Under the terms of the ARPA, FWC may purchase eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables less a discount of 0.52%.  In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables as a reserve amount. On April 29, 2010, the ARPA was amended to provide for advances of working capital funds for the subsidiary’s purchase of materials required to fulfill customer purchase orders. FWC may now also purchase eligible purchase orders from the subsidiary with full recourse less a discount of 1% subject to terms substantially similar to those for purchased receivables.  On February 23, 2011, the ARPA was amended again to provide for the Company’s subsidiary advances of up to $1,200 based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with the Company’s subsidiary for an account debtor outside North America may exceed $60 unless the Company’s subsidiary purchases credit insurance to cover the amount exceeding $60 for such account debtor.  In addition, the amendment allows the Company’s subsidiary to request that FWC purchase accounts in excess of the 15% reserve provided for in the ARPA, up to the lesser of (i) $200, (ii) 5% of inventory on hand that turns in under 120 days or (iii) an amount approved by FWC in its sole discretion.  The excess purchased accounts must be repaid weekly.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On March 31, 2011, there were borrowings of $566 under the ARPA.

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

In connection with the extension of the maturity date of the agreement with the commercial bank, on May 29, 2009, the lender agreed to provide up to $1,000 of additional availability in excess of the borrowing base, based on a supporting irrevocable standby letter of credit issued by Philip Sassower, the Company’s Chairman and Chief Executive Officer, and Susan Sassower, his wife (“Supporting Letter of Credit Applicants”).  In addition, the interest rate was increased from the bank’s “prime rate” plus 2.25% to the greater of 6.25% or 2.25% above the bank’s “prime rate”.  The standby letter of credit was scheduled to expire on March 5, 2010.  In order to induce the Supporting Letter of Credit Applicants to issue the letter of credit, the Company entered into the Credit Reimbursement, Compensation and Security Agreement, dated as of May 29, 2009 (the “Letter of Credit Agreement”), with the Supporting Letter of Credit Applicants whereby it agreed to (i) reimburse the Supporting Letter of Credit Applicants for all costs and expenses incurred by the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, (ii) reimburse the Supporting Letter of Credit Applicants for all payments made by the Supporting Letter of Credit Applicants to the issuing bank in connection with any drawings made by the bank under the letter of credit; (iii) provide certain compensation to the Supporting Letter of Credit Applicants in connection with the issuance of the letter of credit, including the issuance to the Supporting Letter of Credit Applicants of a three-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.10 per share; and (iv) grant to the Supporting Letter of Credit Applicants a security interest in all of its assets to secure their obligations to the Supporting Letter of Credit Applicants.  The security interest granted by the Company and its wholly owned subsidiary to the Supporting Letter of Credit Applicants was subordinated to the rights and security interest of the bank in connection with the loan and security agreement and senior to the rights and security interests of the holders of the Company’s secured promissory notes. In consideration for the promissory note holders subordinating their security interests in collateral of the Company in favor of Supporting Letter of Credit Applicants, the Company issued to the promissory note holders warrants to purchase an aggregate of 4,090,000 shares of common stock at an exercise price of $0.10 per share.  The warrants issued to the Supporting Letter of Credit Applicants were scheduled to expire in May 2012 and the warrants issued to the promissory note holders will expire on July 27, 2012.

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

The warrants issued to the Supporting Letter of Credit Applicants and the promissory note holders have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The fair value of the warrants of $661 was recorded as a deferred charge and as additional paid-in capital that was being amortized over the initial term of the letter of credit. Upon termination of the letter of credit, the unamortized deferred charge associated with the letter of credit of $264 was expensed.  The entire fair value of the warrants of $661 was recognized as interest expense during the year ended March 31, 2010.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2011	2010
Accounts payable	$1,407	$1,858
Engineering accrual	500	458
Other accrued liabilities	1,001	1,432
Total	$2,908	$3,748

7. PROMISSORY NOTES

Promissory Note Issuance Date	Balance March 31, 2010	New Issuances	Value Assigned to Warrants	Exchanged for Series D Preferred Stock	Accretion of Non-Cash Interest	Balance March 31, 2011
September 5, 2008	$825	$—	$—	$(1,000)	$175	$—
October 21, 2008	1,624	—	—	(2,000)	376	—
February 27, 2009	410	—	—	(555)	145	—
March 5, 2009	74	—	—	(100)	26	—
March 11, 2009	221	—	—	(300)	79	—
May 26, 2009	69	—	—	(100)	31	—
June 15, 2009	13	—	—	(20)	7	—
July 1, 2009	10	—	—	(15)	5	—
November 5, 2009	2,110	—	—	(3,210)	1,100	—
August 18, 2010	—	250	(151)	(250)	151	—
September 2, 2010	—	600	(363)	(600)	363	—
December 16, 2010	—	1,178	—	(1,178)	—	—
	$5,356	$2,028	$(514)	$(9,328)	$2,458	$—

On May 27, 2009 and June 15, 2009, the Company and the Company’s wholly owned subsidiary (together, the “Borrowers”) issued secured subordinated promissory notes in the aggregate principal amount of $120 and issued warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.10 per share to certain purchasers. The secured promissory notes were due and payable in full on December 31, 2010.

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

In addition, on November 5, 2009, the Company and a majority-in-interest of the purchasers under two prior note purchase agreements agreed to extend the maturity date of the secured subordinated promissory notes issued under those agreements from December 31, 2010 to December 31, 2011 and extend the expiration date of warrants to purchase 40,090,000 shares of the Company’s common stock issued in connection with such agreements from February 27, 2012 to January 14, 2013.

The Senior Notes and secured subordinated promissory notes were exchanged for shares of the Company’s Series D Preferred Stock on December 16, 2010.  Prior to their exchange, the Senior Notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elected to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the years ended March 31, 2011 and 2010 was $677 and $623, respectively.  Payment for the year ended March 31, 2011 was rendered with the issuance of 3,653,122 and 3,169,611 shares of common stock in October 2010 and July 2010, respectively, and with the issuance of 170,866 shares of the Company’s Series D Preferred stock upon the exchange of the notes in December 2010.  Payment for the year ended March 31, 2010 was rendered with the issuance of 2,315,189, 2,253,615, 1,828,407 and 518,343 shares of common stock in April 2010, January 2010, October 2009 and July 2009, respectively.

The warrants issued prior to fiscal year 2011 have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts were amortized over the terms of the Senior Notes and secured subordinated promissory notes.  Interest expense for the years ended March 31, 2011 and 2010 was $1,944 and $818, respectively.  In connection with their exchange for shares of the Company’s Series D Preferred Stock on December 16, 2010, the amortization period of the discounts for the Senior Notes and secured subordinated promissory notes was reduced, resulting in an additional $1,458 of interest expense for the year ended March 31, 2011.

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

The warrants issued in connection with the Bridge Financing have been valued separately using the Black-Scholes methodology.  The fair value calculations assumed a discount rate of approximately 0.77%, volatility of approximately 158%, no dividends and that all of the shares will vest.  The relative fair value of the warrants as compared to the notes resulted in a value of $514 assigned to the warrants issued to the note holders that was recorded as additional paid in capital and a discount of the promissory notes.  The discounts were amortized over four months.  The entire fair value of the warrants issued in the Bridge Financing of $514 was recognized as interest expense during the year ended March 31, 2011.

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

8. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.  As a result, the Company is now authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $.001 par value, and 150,000,000 shares of preferred stock, $.001 par value.

Year-ended March 31, 2011

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

On December 16, 2010, the Company also issued 9,498,366 shares of the Company’s Series D Preferred Stock in exchange for all of the Company’s outstanding Senior Notes and secured subordinated promissory notes and related accrued interest, at an exchange rate of one share of Series D Preferred Stock for each $1.00 of such indebtedness.  The Series D Preferred Stock has a par value of $0.001 and was recorded net of issuance costs of $437.

On February 23, 2011, the Company raised $1,000 in a private placement through the issuance of 1,000,000 shares of the Company’s Series D Preferred Stock and warrants to purchase 25,000,000 shares of the Company’s common stock at $0.04 per share.  The terms of the warrants are consistent with the terms of the warrants issued to purchasers of the secured promissory notes previously issued. The Series D Preferred Stock has a par value of $0.001 and was recorded net of issuance costs of $63.

During the year ended March 31, 2011, 150,001 shares of Series B Preferred Stock were exchanged for 271,219 shares of common stock, and 50,000 shares of Series C Preferred Stock were exchanged for 62,500 shares of common stock.

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

Preferred Stock Dividends and Liquidation Preferences

Our outstanding shares of Preferred Stock accrue cumulative dividends which are paid quarterly on the first day of June, September, December and March.

The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% of the original issue price of the Preferred Stock through November 30, 2010 and the dividend rate was increased to 7.5% of the original issue price for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock is 10% of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid at the Company’s option, in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. No dividends will be paid on the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the equivalent common shares.

A summary of paid dividends for the years ended March 31, 2011 and 2010 and accrued and unpaid dividends as of March 31, 2011 and 2010 is as follows:

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2011	2010	2011	2010
Series A Preferred Stock	$1,330	$1,070	$262	$91
Series B Preferred Stock	176	144	35	12
Series C Preferred Stock	531	424	105	36
Series D Preferred Stock	388	—	170	—

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive liquidating distributions in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with each other series of Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation.  At March 31, 2011, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,834, $8,537 and $10,692, respectively.

At March 31, 2011, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.3030, 2.0261, 1.9400 and 25.0000, respectively.

Warrants outstanding

There were warrants to purchase 173,694,500 shares of common stock outstanding at March 31, 2011 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price	Expiration Date
4,367,000/4,367,000	$0.070	February 27, 2012
4,090,000/4,090,000	$0.070	July 27, 2012
3,750,000/3,750,000	$0.079	January 30, 2013
74,600,000/74,600,000	$0.070	January 14, 2013
82,387,500/82,387,500	$0.040	December 15, 2013
3,000,000/3,000,000	$0.093	June 10, 2014
1,500,000/1,500,000	$0.076	May 13, 2015

9. STOCK-BASED COMPENSATION PLAN

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

At March 31, 2011, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 81,768,401 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 6,768,401 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2011 and 2010 is as follows:

	Year ended March 31,
	2011		2010
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	17,100,892	$0.43	11,562,667	$0.43
Granted	49,065,000	$0.06	7,415,586	$0.12
Exercised	—	—	—	—
Forfeited	8,428,522	$0.33	1,877,361	$0.56
Outstanding and expected to vest at end of year	57,737,370	$0.10	17,100,892	$0.32

At March 31, 2011, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 1,270,934.

A summary of the options outstanding and exercisable as at March 31, 2011 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.05–0.06	48,010,000	5.0	11,896,250	5.0
$0.07–0.10	1,272,733	3.1	416,246	3.1
$0.11–0.34	3,087,969	3.2	1,870,991	3.2
$0.35–0.43	1,445,000	0.5	1,445,000	0.5
$0.44–0.57	3,921,668	0.6	3,901,668	0.6
	57,737,370	4.6	19,530,155	3.6

At March 31, 2011, the weighted average exercise price of options exercisable is $0.17.

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 5,064,668 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

On July 28, 2009, the Company’s board of directors granted an aggregate of 2,011,000 restricted share awards to certain employees, including all of the Company’s executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2010.  On March 31, 2010, 1,787,420 shares of common stock fully vested.  The market value of the common stock was $0.10 on the date of grant and the intrinsic value of the restricted shares of approximately $179 was recognized as compensation expense in fiscal 2010.

On May 14, 2010, the Company’s board of directors granted an aggregate of 1,835,000 restricted share awards to certain employees, including all of the Company’s executive officers other than the Chief Executive Officer, in lieu of a portion of their cash compensation for fiscal year 2011.  On February 23, 2011, the Company’s board of directors modified certain awards to the Company’s executive officers, replacing the pending grant of 1,100,000 shares of common stock with 110,000 shares of Series D Preferred Stock.  On March 31, 2011, 525,625 shares of common stock and 110,000 shares of Series D Preferred Stock fully vested.  The market value of the common stock was $0.11 on the date of grant and the intrinsic value of the restricted shares of approximately $149 was recognized as compensation expense in fiscal 2011.

On March 29, 2011, the Company’s board of directors granted options to purchase an aggregate of 47,685,000 shares of common stock were to all employees, directors and certain consultants at an exercise price of $0.06 per share.  One-fourth of each grant vested immediately and the remainder will vest annually over three years.  In connection with the grant, all of the Company’s executive officers other than the Chief Executive Officer voluntarily terminated all rights to outstanding grants aggregating 6,201,395 shares of common stock.  The fair value of the grants with immediate vesting reduced by the voluntarily terminated shares that were not vested resulted in the recognition of approximately $466 of stock compensation expense in the fourth quarter of the year ended March 31, 2011.

The options have been valued using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 1.3% and 2.6%, respectively, volatility of approximately 184% and 125%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $1,055 and $920 for the years ended March 31, 2011 and 2010, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted. The weighted-average grant-date fair value of equity options granted during the years ended march 31, 2011 and 2010 was $0.05 per share and $0.08 per share, respectively. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 was $722 and $178, respectively. The future compensation expense to be recognized for unvested option grants at March 31, 2011 is $1,971 which is to be recognized over the next three years.

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the years ended March 31, 2011 and 2010 are as follows:

	Year Ended March 31,
	2011	2010
Offering Price per Common Share	$0.08075	$0.096
Common Shares Purchased	191,364	728,669

10. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2011	2010
Deferred income tax assets:
Net operating losses	$29,018	$28,292
Accrued liabilities	374	329
Inventory allowance	212	211
Other items	13	16
Valuation allowance	(29,617)	(28,848)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2011	2010
Combined basic US and Canadian statutory rates, respectively	35%	35%
Recovery of income taxes based on the above rates	$(2,236)	$(1,949)
Increase in income taxes resulting from:
Permanent difference—stock compensation	369	322
Permanent difference—financing fees	860	286
Change in valuation allowance	1,007	1,341
	$—	$—

The Company has accumulated net operating losses for income tax purposes totaling approximately $82,909, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses expires as follows:

Expiry Year	Corp	Corp of Amer	Total
2018	$—	$5,543	$5,543
2019	—	3,306	3,306
2020	—	3,592	3,592
2021	—	3,424	3,424
2022	—	10,767	10,767
2023	—	13,681	13,681
2024	—	7,116	7,116
2025	—	4,478	4,478
2026	—	4,731	4,731
2027	—	3,701	3,701
2028	204	5,563	5,767
2029	298	9,701	9,999
2030	1,722	2,328	4,050
2031	—	2,754	2,754
	$2,224	$80,685	$82,909

Tax years that remain open for examination by the Internal Revenue Service include 2007, 2008, 2009, and 2010 (expected to be filed in 2011). In addition, tax years from 1997 to 2010 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

11. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2011, the ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime lending rate increased by 1%, the Company’s costs under the ARPA will increase by approximately $40.

Foreign exchange risk

All of the Company’s revenues and the significant majority of the Company’s expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2011 and 2010.

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2011	$2.7	3	37%	34%
2010	$4.1	2	61%	61%

The receivables representing 37% of the accounts receivable balance at March 31, 2011 were subsequently collected.

Supplier Risk

The Company relies on a single supplier for the majority of its finished goods. At March 31, 2011 and 2010, the Company owed this supplier $971 and $1,186, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2011 and 2010 were $10,453 and $9,697, respectively.

12. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless PC computing systems. Approximately 40% of the Company’s revenue for fiscal 2011 was derived from sales in the United States, Germany had approximately 13% of the revenue and Canada had approximately 12% of the revenue.   For the fiscal year ended March 31, 2010, the United States accounted for 72% of the revenue.  There was no other country outside of the United States which accounted for more than 10% of the Company’s revenue.

The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2011	2010
Revenue by country:
United States	$7,096	$15,690
Germany	2,228	1,653
Canada	2,123	1,145
All other countries	6,312	3,452
	$17,759	$21,940

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2011, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in Germany. For the year ended March 31, 2010, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in the United States. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2011	$17.8	1	11%	11%
2010	$21.9	1	29%	29%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2011 and 2010.

13. COMMITMENTS AND CONTINGENT LIABILITIES

a)                                      Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $194 and the lease maturity date was extended from September 1, 2009 to August 31, 2014.   Rent expense for the years ended March 31, 2011 and 2010 was $223 and $220, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2012	228
2013	236
2014	240
2015	100
$804

b)                                     Purchase commitment

At March 31, 2011, the Company had purchase obligations extending into fiscal 2012 of approximately $7,317 related to inventory and product development items.

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

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.11 per share, which will fully vest on March 31, 2011, to SG Phoenix LLC for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and charges of $41 were recorded for the six months ended September 30, 2010.

In connection with the Company’s private placements during the three months ended June 30, 2009, the Company paid SG Phoenix LLC administration fees of $60 related to the private placement of subordinated secured promissory notes.

In connection with the Company’s issuance of its Series D Preferred Stock in exchange for its outstanding subordinated secured promissory notes on December 16, 2010, the Company paid SG Phoenix LLC a structuring fee of $100 in cash and issued SG Phoenix LLC a three-year warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.04 per share.

On December 16, 2010, Phoenix exchanged $1,940 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the years ended March 31, 2011 and 2010, interest expense of $112 and $112, respectively, was recognized and paid to Phoenix through the issuance of  37,760 shares of the Company’s Series D Preferred Stock and 1,013,180 shares of the Company’s common stock in fiscal 2011 and 1,197,384 shares of the Company’s common stock in fiscal 2010.

On December 16, 2010, Phoenix Enterprises Family Fund LLC, an affiliate, exchanged $718 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the years ended March 31, 2011 and 2010, interest expense of $64 and $86, respectively, was recognized and paid to Phoenix Enterprises Family Fund LLC through the issuance of 15,136 shares of the Company’s Series D Preferred Stock and 660,461 shares of the Company’s common stock in fiscal 2011 and 913,960 shares of the Company’s common stock in fiscal 2010.

On December 16, 2010, JAG Multi Investments LLC, an affiliate, exchanged $1,018 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the years ended March 31, 2011 and 2010, interest expense of $91 and $99, respectively, was recognized and paid to JAG Multi Investments LLC through the issuance of 21,464 shares of the Company’s Series D Preferred Stock and 936,614 shares of the Company’s common stock in fiscal 2011 and 1,079,151 shares of the Company’s common stock in fiscal 2010.

On December 16, 2010, Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, exchanged $1,000 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the years ended March 31, 2011 and 2010, interest expense of $90 and $44, respectively, was recognized and paid to Mr. Sassower through the issuance of 21,095 shares of the Company’s Series D Preferred Stock and 920,504 shares of the Company’s common stock in fiscal 2011 and 550,636 shares of the Company’s common stock in fiscal 2010.

In connection with the Company’s issuance of its Series D Preferred Stock in a private placement on February 23, 2011, the Company paid SG Phoenix LLC a structuring fee of $50 in cash and issued SG Phoenix LLC a three-year warrant to purchase 1,250,000 shares of common stock at an exercise price of $0.04 per share.

On February 23, 2011, Phoenix Enterprises Family Fund LLC, an affiliate, purchased 81,250 shares of Series D Preferred Stock and a three-year warrant to purchase 2,048,750 shares of common stock at an exercise price of $0.04 per share for $81.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on November 10, 2010)

3.2	By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed on July 6, 2007)

4.1

Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

4.2

Specimen Stock Certificate for Registrant’s Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

4.3

Specimen Stock Certificate for Registrant’s Series B Preferred Stock (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

4.4

Specimen Stock Certificate for Registrant’s Series C Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, filed on October 10, 2007, Registration Statement No. 333-146611)

4.5*	Specimen Stock Certificate for Registrant’s Series D Preferred Stock

10.1†

Turnkey Design and Manufacturing Agreement, by and between Xplore Technologies Corp. and Wistron Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

10.2	Exchange Agreement, dated November 3, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 4, 2010)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on September 25, 2007)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 4, 2010)

10.5	Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.6	Form of Warrant to purchase shares of Company’s common stock (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on September 11, 2008)

10.7	Form of Warrant to purchase shares of Company’s common stock (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on March 5, 2009)

10.8	Form of Warrant to purchase shares of Company’s common stock (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 10, 2009)

10.9	Form of Series D Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.10

Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

10.11

Corporate Guaranty and Surety ship, dated December 10, 2009, by and between Xplore Technologies Corp. and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

1

Exhibit Number	Description
10.12

First Amendment and Purchase Order Finance Rider to Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on June 9, 2010)

10.13	Second Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.14

Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.15

Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.16†

Purchase and Distribution Agreement between Xplore Technologies Corp. and Pegatron Corporation dated as of December 7, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed on June 5, 2008)

10.17

Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.18	Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on December 21, 2007)

10.19	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.20	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009.)

21.1

Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*                                         Filed herewith.

†                                          Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.

2