Form 10-Q
period 2011-06-30
XPLORE TECHNOLOGIES CORP
filed 2011-08-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011, the registrant had 191,256,201 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133	$168
Accounts receivable, net	1,347	2,682
Inventory, net	3,591	3,754
Prepaid expenses and other current assets	325	201
Total current assets	5,396	6,805
Fixed assets, net	485	467
	$5,881	$7,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$618	$566
Accounts payable and accrued liabilities	2,593	2,908
Total current liabilities	3,211	3,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 8,232, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074 respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 11,067 and 10,692 respectively	11	11
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 190,974 and 178,471, respectively	191	178
Additional paid-in capital	135,564	133,929
Accumulated deficit	(133,184)	(130,408)
	2,670	3,798
	$5,881	$7,272

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands, except loss per common share)

	Three Months Ended
	June 30, 2011	June 30, 2010

Revenue	$2,678	$5,078
Cost of revenue	2,105	3,433
Gross profit	573	1,645

Expenses:
Sales, marketing and support	799	724
Product research, development and engineering	486	303
General administration	702	576
	1,987	1,603
Profit/(loss) from operations	(1,414)	42

Other expenses:
Interest expense	(34)	(660)
Other	(15)	(49)
	(49)	(709)
Net loss	$(1,463)	$(667)
Dividends attributable to Preferred Stock	(1,043)	(409)
Net loss attributable to common stockholders	(2,506)	(1,076)
Loss per common share	(0.01)	(0.00)
Dividends attributable to Preferred Stock	(0.01)	(0.00)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic and fully diluted	182,874,556	135,729,349

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(1,463)	$(667)
Items not affecting cash:
Depreciation and amortization	118	70
Allowance for doubtful accounts	(13)	(44)
Amortization of deferred financing costs	—	277
Stock-based compensation expense	202	161
Equity instruments issued in exchange for services	23	71

Changes in operating assets and liabilities:
Accounts receivable	1,348	1,452
Inventory	163	(609)
Prepaid expenses and other current assets	(124)	72
Accounts payable and accrued liabilities	(205)	428
Net cash provided by operating activities	49	1,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(136)	(543)
Net cash used in investing activities	(136)	(543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	4,105	3,486
Repayment of short-term indebtedness	(4,053)	(4,032)
Net proceeds from issuance of Common Stock	—	13
Net cash provided by/(used in) financing activities	52	(533)

CHANGE IN CASH AND CASH EQUIVALENTS	(35)	135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168	389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133	$524

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$34	$36
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of Stock	$1,313	$413
Payments for interest satisfied with the issuance of Stock	$—	$197

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

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes, included in the Company’s fiscal 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2011.

a)  Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report operating losses for fiscal 2012. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2012.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

b)  Reclassification

Certain prior year amounts have been reclassified between sales, marketing and support and general administration expenses in the consolidated statement of loss for consistency with the current year presentation.

3. INVENTORY

	June 30, 2011	March 31, 2011
Finished goods	$2,328	$2,486
Computer components	1,263	1,268
Total inventory	$3,591	$3,754

Inventory sent to end-users for which revenue recognition attributes have not been completed is included in “prepaid expenses and other current assets” on the Company’s consolidated balance sheets and totaled $122 at June 30, 2011 and none at March 31, 2011.

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants, the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and other common stock equivalents were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the loss per share calculations for the three months ended:

	June 30, 2011	June 30, 2010
Series A Preferred Shares	144,798,604	84,417,450
Series B Preferred Shares	15,665,717	11,113,309
Series C Preferred Shares	33,124,341	21,342,500
Series D Preferred Shares	276,671,675	—
Warrants	173,694,500	94,693,440
Options	64,524,370	17,028,249
Other Common Stock Equivalents	—	1,815,000
	708,479,207	230,409,948

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On June 30, 2011, there were borrowings of $618 under the ARPA.

6. PROMISSORY NOTES

			Exchanged for
	Balance		Value	Series D	Accretion	Balance
Promissory Note	March 31,	New	Assigned	Preferred	of Non-Cash	March 31,
Issuance Date	2010	Issuances	to Warrants	Stock	Interest	2011
September 5, 2008	$825	$—	$—	$(1,000)	$175	$—
October 21, 2008	1,624	—	—	(2,000)	376	—
February 27, 2009	410	—	—	(555)	145	—
March 5, 2009	74	—	—	(100)	26	—
March 11, 2009	221	—	—	(300)	79	—
May 26, 2009	69	—	—	(100)	31	—
June 15, 2009	13	—	—	(20)	7	—
July 1, 2009	10	—	—	(15)	5	—
November 5, 2009	2,110	—	—	(3,210)	1,100	—
August 18, 2010	—	250	(151)	(250)	151	—
September 2, 2010	—	600	(363)	(600)	363	—
December 16, 2010	—	1,178	—	(1,178)	—	—
	$5,356	$2,028	$(514)	$(9,328)	$2,458	$—

On December 16, 2010, all of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes and related accrued interest were exchanged for shares of the Company’s Series D Preferred Stock, at an exchange rate of one share for each $1.00 of such indebtedness.  The exchange resulted in the issuance of 9,498,366 shares of the Company’s Series D Preferred Stock.  Prior to their exchange, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elected to pay the interest on the promissory notes with shares of common stock, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the three month ended June 30, 2010 was $269.  Payments were rendered with the issuance of 3,169,611 shares of common stock in July 2010.

Warrants issued by the Company prior to fiscal year 2011 have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants as compared to the notes resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders that was recorded as additional paid-in capital and a discount of the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value which are reflected in the value of $3,333.  The discounts were amortized over the terms of the Senior Notes and secured subordinated promissory notes.  Interest expense for the three months ended June 30, 2010 was $277.

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

The dividend rate for the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% of the original issue price of the Preferred Stock through November 30, 2010 and the dividend rate was increased to 7.5% of the original issue price for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

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

A summary of paid dividends for the three months ended June 30, 2011 and 2010 and accrued and unpaid dividends as of June 30, 2011 and 2010 is as follows:

	Dividends
	Paid For Qtr Ended June 30,		Accrued and Unpaid as of June 30,
	2011	2010	2011	2010
Series A Preferred Stock	$526	$269	$133	$88
Series B Preferred Stock	69	36	16	12
Series C Preferred Stock	210	108	53	35
Series D Preferred Stock	508	—	100	—

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive liquidating distributions in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with each other series of Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation.  At June 30, 2011, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $11,067, respectively.

At June 30, 2011, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.3030, 2.0261, 1.9400 and 25.0000, respectively.

During the three months ended June 30, 2011, 500,000 shares of Series B Preferred stock were converted into 1,013,039 shares of common stock.

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by stockholders on November 4, 2009 (the “ESPP”).  The current offering period is from April 1, 2011 to March 31, 2012. The Company will issue shares quarterly to participants at a price of $0.07125 per share during the current offering period.  On July 1, 2011, the Company issued 175,489 shares of common stock for the three months ended June 30, 2011.  On July 1, 2010, the Company based on an offering price of $0.08075 per share, issued 97,031 shares of common stock for the three months ended June 30, 2010.

Warrants outstanding

There were warrants to purchase an aggregate of 173,694,500 shares of common stock outstanding at June 30, 2011 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
4,367,000/4,367,000	$0.070	February 27, 2012
4,090,000/4,090,000	$0.070	July 27,2012
3,750,000/3,750,000	$0.079	January 30, 2013
74,600,000/74,600,000	$0.070	January 14, 2013
82,387,500/82,387,500	$0.040	December 15, 2013
3,000,000/3,000,000	$0.093	June 10, 2014
1,500,000/1,500,000	$0.076	May 13, 2015

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

At June 30, 2011, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 80,555,401 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 5,555,401 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the three months ended June 30, 2011 is as follows:

	Three months ended June 30, 2011
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2011	57,737,370	$0.10
Granted	8,000,000	$0.06
Exercised	—	$—
Forfeited	(1,213,000)	$0.39
Outstanding at end of period	64,524,370	$0.09

At June 30, 2011, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at June 30, 2011 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.05—0.06	56,010,000	4.8	11,896,250	4.8
$0.07—0.10	1,272,733	2.9	832,487	2.8
$0.11—0.34	3,074,969	4.8	2,859,312	4.8
$0.35—0.57	4,166,668	1.5	4,166,668	1.5
	64,524,370	4.4	19,754,717	3.8

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 3,811,668 options outstanding are in Canadian dollars.  The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

On June 16, 2011, grants in the amount of 8,000,000 shares of common stock were issued to executive employees at an exercise price of $0.059 per share. The fair value of these grants to be recognized as future stock compensation expense is $314.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 0.81% and 1.3%, respectively, and volatility of approximately 184% and 158%, respectively, and no dividends for both years. The Company recorded compensation cost of $202 and $161 for the three months ended June 30, 2011 and 2010, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2011 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2011 was $2,168 which is to be recognized over the next three years.

9. RELATED PARTY TRANSACTIONS

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.11 per share, which became fully vested on March 31, 2011, to SG Phoenix LLC, an affiliate, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and charges of $41 were recorded for the three months ended June 30, 2010.

At June 30, 2010, outstanding promissory notes to Phoenix were $3,700.  For the three months ended June 30, 2010 interest expense of $92 was recognized and paid through the issuances of 1,617,312 shares of the Company’s common stock on July 1, 2010.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America, Germany and Canada accounted for approximately 41%, 19% and 16% respectively, of the Company’s total revenue for the three months ended June 30, 2011.  The United States of America, Canada, Saudi Arabia and France accounted for 36%, 25%, 11% and 10% of the Company’s total revenue for the three months ended June 30, 2010.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Revenue by country:
United States of America	$1,088	$1,843
Germany	518	283
Canada	432	1,271
Saudi Arabia	—	563
France	207	516
Other	433	602
	$2,678	$5,078

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2011, the Company had two customers located in Germany and Canada who accounted for more than 10% of total revenue.  For the three months ended June 30, 2010, the Company had three customers located in the United States, Canada and Saudi Arabia who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2011	$2.7	2	30%
June 30, 2010	$5.1	3	37%

At June 30 2011, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2011	$1.3	1	24%

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2011 and 2010, the Company owed this supplier $664 and $1,839, respectively, recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the three months ended June 30, 2011 and 2010.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014.  Rent expense for the three months ended June 30, 2011 and 2010, was $51 and $48, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2012	$171
2013	236
2014	240
2015	100
$747

b)                                     Purchase commitment

At June 30, 2011, the Company had purchase obligations in fiscal 2011 of approximately $5,803 related to inventory and product development items.

c)                                      Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12. SUBSEQUENT EVENTS

On August 4, 2011, the Company’s Board of Directors approved the issuance of an award of 150,000 shares of Series D Preferred stock, which will fully vest on March 31, 2012, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ending March 31, 2012.  The fair value of the Series D Preferred Stock was $150 and charges of $38 were recorded for the three months ended June 30, 2011.

On August 4, 2011, the Company’s Board of Directors approved the issuance of an award of 10,000 shares of Series D Preferred stock, which will fully vest on March 31, 2012, to each Director for services to be rendered during the year ending March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and charges of $15 were recorded for the three months ended June 30, 2011.

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

Management believes that the delay in the launch of our iX104C5 product family resulted in many of our customers delaying their orders until our new product line was available. While the initial response to the launch of the iX104C5 has been favorable, our selling efforts only commenced late in the first quarter of fiscal 2012 and the long selling cycle is such that we expected revenue from the product launch should only begin to be fully reflected in the second half of fiscal 2012 (which will be the quarters ending in December 2011 and March 2012).   Further management believes that if we can successfully launch and gain awareness of our newest generation of the iX104 tablet PC we should be able to increase our future revenues.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three months ended June 30, 2011 and 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves.  Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. All warranty obligations related to revenue recognized are generally covered by warranty coverage agreements provided by Wistron. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

Inventory Valuation.  We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, production discontinuation, technology changes and competition. While the estimates are subject to revisions and actual results could differ, our experience is that the estimates used by management have not been required to be adjusted based on actual results. Accordingly, while any change to the estimates could have a material impact, there have been no material adjustments to originally provided amounts.

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

Financial Instruments.  The warrants we issued in connection with the issuance of secured subordinated promissory notes have been valued separately using the Black-Scholes methodology. The notes originally reflected in our financial statements are at a discounted value and the difference between this discounted amount and the face value of the notes was amortized as additional non-cash interest expense over the term of the notes, which were exchanged for Series D Preferred Stock in December 2010. The determination of the value attributed to the warrants and notes required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

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

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Revenue.  Total revenue for the three months ended June 30, 2011 was $2,678,000, as compared to $5,078,000 for the three months ended June 30, 2010, a decrease of $2,400,000, or approximately 47%.  The decrease in revenue mirrored a decline in unit sales of approximately 47% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.   The decline in unit sales was attributable to the delay in the launch of our iX104C5 family of products and the nature of the long sales cycle for our products.  We expect that revenue from our new product launch will only begin to be fully reflected in revenue in the second half of fiscal 2012. At June 30, 2011 and 2010, we had approximately $217,000 and $3,000, respectively, in deferred revenue for shipments to end-users for which revenue recognition attributes have not been completed.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Germany and Canada accounted for approximately 41%, 19%, and 16%, respectively, of our total revenue for the three months ended June 30, 2011.  The United States, Canada, Saudi Arabia and France accounted for approximately 36%, 25%, 11% and 10%, respectively, of our total revenue for the three months ended June 30, 2010.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales. For the three months ended June 30, 2011, we had two customers located in Canada and Germany who accounted for approximately 30% of our total revenue.  For the three months ended June 30, 2010, we had three customers located in the United States, Canada and Saudi Arabia who accounted for approximately 37% of our total revenue.  At June 30, 2011, we had one customer with an aggregate receivable balance that was approximately 24% of our outstanding receivables. At June 30, 2010, we had three customers with aggregate receivable balances that were approximately 56% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2011 was $2,105,000, compared to $3,433,000 for the three months ended June 30, 2010, a decrease of $1,328,000, or approximately 39%.  The decrease from the previous period was primarily due to the decline in unit sales along with a charge for obsolete inventory components of approximately $59,000 and tooling amortization associated with our new iX104C5 Tablet PC of approximately $55,000.

We rely on a single supplier for the majority of our finished goods. The year to date inventory purchases and engineering services from this supplier at June 30, 2011 and 2010 were $1,480,000 and $3,172,000, respectively. At June 30, 2011 and 2010, we owed this supplier $664,000 and $1,839,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $1,072,000 to $573,000 (21.4% of revenue) for the three months ended June 30, 2011 from $1,645,000 (32.4% of revenue) for the three months ended June 30, 2010.  The decrease in gross profit for the three months ended June 30, 2011 was due primarily to the decline in unit sales, as well as, the charges for obsolete inventory components and tooling amortization which were not incurred in the three months ended June 30, 2010.  These factors combined with the impact of indirect labor and logistics costs, which are predominately fixed in nature, spread over less revenue contributed to the gross profit percentage decline.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2011 were $799,000, compared to $724,000 for the three months ended June 30, 2010.  The increase of $75,000, or approximately 10%, was primarily due to factors related to the launch of our next generation of iX104C5 family of products, including an increase in our headcount related costs of $85,000, (included $22,000 for stock compensation expense), travel costs of $39,000 and other expenses of $6,000.  Our marketing expenses also increased $20,000 due to activities supporting the new product launch. Offsetting these increases were decreases in sales commissions of $60,000 attributable to the decline in revenue and a decrease in recruiting costs of $15,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2011 were $486,000, an increase of $183,000, or approximately 60%, compared to $303,000 for the three months ended June 30, 2010.  During the three months ended June 30, 2011, our product development focus was predominantly on the completion and testing of our new Tablet PC which accounted for $129,000 of the increase.  Also contributing to the increase were costs of $58,000 related to patent filings associated with the new C5 feature set.

General Administration Expenses.  General administration expenses for the three months ended June 30, 2011 were $702,000, compared to $576,000 for the three months ended June 30, 2010, an increase of $126,000, or approximately 22%.  The increase was primarily due to an increase in professional fees of $128,000, due primarily to an increase in legal fees and also due to a nonrecurring favorable settlement of disputed billed professional fees of $129,000 in the prior year, an increase in audit fees of $47,000 arising from expensing those fees as the related services are rendered rather than accruing ratably throughout the period, an increase in property taxes of $28,000 and an increase in stock compensation of $24,000.  These increases were principally offset by a favorable reduction in our allowance for doubtful accounts of $53,000, a reduction in computer maintenance of $31,000 and a decline in depreciation expense of $12,000.

For the three months ended June 30, 2011 and 2010, the fair value of employee stock-based compensation expense was $202,000 and $161,000, respectively.  The increase was principally due to our board of directors granting options to purchase an aggregate of 47,685,000 shares of our common stock, at an exercise price of $0.06 per share, to all employees, directors and certain consultants on March 29, 2011.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended June 30, 2011 and 2010 were $118,000 and $70,000, respectively.  The increase in depreciation and amortization expense is principally due to tooling amortization associated with our new iX104C5 Tablet PC of approximately $55,000.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended June 30, 2011 was $34,000 compared to $660,000 for the three months ended June 30, 2010, a decrease of $626,000.  The decrease is attributable to the reduction in outstanding borrowings due to the exchange of all of our outstanding secured promissory notes for shares of our Series D Preferred Stock on December 16, 2010.  The interest expense of $34,000 in the three months ended June 30, 2011 was attributable to borrowings associated with our working capital facility as compared to $36,000 for the three months ended June 30, 2010 from the same credit facility.

Other Expenses.  Other expenses for the three months ended June 30, 2011 were $15,000, compared to $49,000 for the three months ended June 30, 2010.

Net Loss.  The net loss for the three months ended June 30, 2011 was $1,463,000, as compared to a net loss of $667,000 for the three months ended June 30, 2010, an increase of $796,000.  The increase was due to the decline in revenue and an increase in operating expenses offset by a reduction in interest expense.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended June 30, 2011 was $2,506,000, compared to $1,076,000 for the three months ended June 30, 2010, an increase of $1,430,000 due to increases in the net loss of $796,000 and dividends to our preferred stockholders of $634,000. Our outstanding shares of preferred stock accrue cumulative dividends that are paid quarterly on the first day of June, September, December and March. The dividends attributable to these shares for the three months ended June 30, 2011 and 2010 were $1,043,000 and $409,000, respectively.  The increase in dividends was attributable to the increase in the dividend rates and the issuance of our Series D Preferred Stock on December 16, 2010 in connection with our recapitalization and on February 23, 2011 in connection with a private placement.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% through November 30, 2010, which dividend rate was increased to 7.5% for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock is 10%, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended June 30, 2011 and 2010 and accrued and unpaid dividends as of June 30, 2011 and 2010 is as follows:

	Dividends
	Paid For Qtr Ended June 30,		Accrued and Unpaid as of June 30,
	2011	2010	2011	2010
Series A Preferred Stock	$526,000	$269,000	$133,000	$88,000
Series B Preferred Stock	69,000	36,000	16,000	12,000
Series C Preferred Stock	210,000	108,000	53,000	35,000
Series D Preferred Stock	508,000	—	100,000	—

Liquidity and Capital Resources

The rate of growth in the tablet market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2012.  As of June 30, 2011, our working capital was $2,185,000 and our cash and cash equivalents were $133,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $106.2 million.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through our principal stockholder, Phoenix.

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

As of August 4, 2011, there was $817,000 of borrowings outstanding under the ARPA.

Despite the decline in revenue, we generated cash from operations due to our asset management efforts.  Management believes that if we can successfully launch and gain awareness of our newest generation of the iX104 tablet PC we should be able to increase our future revenues.  We believe that cash flow from operations, together with borrowings under the ARPA and, if necessary, continued financial support from Phoenix will be sufficient to fund our anticipated operations, working capital, capital expenditures and debt service for fiscal year 2012. However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2011	2010

Cash provided by operating activities	$49,000	$1,211,000

Cash used in investing activities	(136,000)	(543,000)

Cash provided by/(used in) financing activities	52,000	(533,000)

Cash and cash equivalents	133,000	524,000

Our operating activities provided $49,000 of net cash for the three months ended June 30, 2011, as compared to $1,211,000 of net cash provided by operating activities for the three months ended June 30, 2010, a change of $1,162,000.  The decrease in net cash provided by operating activities is due to an increase in the net loss, net of items not affecting cash, of $1,001,000, a reduction in the favorable timing of collections of accounts receivable of $104,000 and unfavorable fluctuations in accounts payable of $633,000 and prepaid expenses of $196,000 offset by a reduction in the net use of cash for inventory of $772,000.

Net cash used in investment activities consists of additions to fixed assets, which for the three months ended June 30, 2011, consists primarily of demonstration and internal use units of our new iX104C5 Tablet PCs.  For the three months ended June 30, 2010, the additions consist primarily of tooling costs of $478,000 related to the development of the iX104C5.

Our financing activities provided $52,000 of net cash for the three months ended June 30, 2011 as compared to $533,000 of net cash used in financing activities for the three months ended June 30, 2010.  Net cash provided by financing activities for the three months ended June 30, 2010 consisted of net borrowings from our working capital credit facility.  For the three months ended June 30, 2010, cash provided by operating activities was used to pay outstanding borrowings under the working capital facility and this principally accounted for the net cash used by financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)                                 Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, an evaluation of the effectiveness of our “disclosure controls and procedures” (as that term is defined under the Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded as of the period covered by this report that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding the required disclosure.

(b)          Changes in internal control over financial reporting.

During the three months ended June 30, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2011 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2011.

Risks Relating to our Business

For the three months ended June 30, 2011, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2011, two customers located in Germany and Canada who accounted for approximately 30%, of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2011, we issued a total of 318,750 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $23,375 of investor relations services provided to us from April 15, 2011 to July 14, 2011. The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
April 15, 2011	106,250	$0.08
May 14, 2011	106,250	$0.08
June 15, 2011	106,250	$0.08

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

101.1*	XBRL Instance Document
101.2*	XBRL Taxonomy Extension Schema Document
101.3*	XBRL Taxonomy Extension Calculation Linkbase Document
101.4*	XBRL Taxonomy Extension Definition Linkbase Document
101.5*	XBRL Taxonomy Extension Label Linkbase Document
101.6*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: August 12, 2011	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)