Form 10-Q
period 2011-09-30
XPLORE TECHNOLOGIES CORP
filed 2011-11-14
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2011, the registrant had 209,590,169 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114	$168
Accounts receivable, net	2,466	2,682
Inventory, net	3,065	3,754
Prepaid expenses and other current assets	162	201
Total current assets	5,807	6,805
Fixed assets, net	457	467
Deferred charges	126	—
	$6,390	$7,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$1,012	$566
Accounts payable and accrued liabilities	3,113	2,908
Total current liabilities	4,125	3,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 8,232, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074 respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 15,000; shares issued 11,346 and 10,692 respectively	11	11
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 209,320 and 178,471, respectively	209	178
Additional paid-in capital	136,790	133,929
Accumulated deficit	(134,833)	(130,408)
	2,265	3,798
	$6,390	$7,272

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$5,100	$4,328	$7,778	$9,406
Cost of revenue	3,471	2,802	5,576	6,235
Gross profit	1,629	1,526	2,202	3,171

Expenses:
Sales, marketing and support	1,016	663	1,815	1,387
Product research, development and engineering	447	690	933	993
General administration	761	737	1,463	1,313
	2,224	2,090	4,211	3,693
Loss from operations	(595)	(564)	(2,009)	(522)

Other expenses:
Interest expense	(57)	(1,634)	(91)	(2,294)
Other	(17)	26	(32)	(23)
	(74)	(1,608)	(123)	(2,317)
Net loss	$(669)	$(2,172)	$(2,132)	$(2,839)
Dividends attributable to Preferred Stock	(938)	(413)	(1,981)	(822)
Net loss attributable to common stockholders	(1,607)	(2,585)	(4,113)	(3,661)
Loss per common share	(0.00)	(0.01)	(0.01)	(0.02)
Dividends attributable to Preferred Stock	(0.00)	(0.01)	(0.01)	(0.01)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding, basic and fully diluted	196,934,199	145,650,966	189,943,383	140,684,574

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(669)	$(2,172)	$(2,132)	$(2,839)
Items not affecting cash:
Depreciation and amortization	250	95	368	165
Allowance for doubtful accounts	3	(16)	(10)	(60)
Amortization of deferred financing costs	—	1,144	—	1,421
Stock-based compensation expense	277	166	494	327
Equity instruments issued in exchange for services	14	50	37	121

Changes in operating assets and liabilities:
Accounts receivable	(1,122)	100	226	1,552
Inventory	400	(1,070)	563	(1,679)
Prepaid expenses and other current assets	163	(170)	39	(98)
Accounts payable and accrued liabilities	481	63	261	491
Net cash used in operating activities	(203)	(1,810)	(154)	(599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(222)	(72)	(358)	(615)
Net cash used in investing activities	(222)	(72)	(358)	(615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	4,155	5,247	8,260	8,733
Repayment of short-term indebtedness	(3,761)	(4,502)	(7,814)	(8,534)
Net proceeds from issuance of promissory notes	—	850	—	850
Net proceeds from issuance of Common Stock	12	8	12	21
Net cash provided by financing activities	406	1,603	458	1,070

CHANGE IN CASH AND CASH EQUIVALENTS	(19)	(279)	(54)	(144)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133	524	168	389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114	$245	$114	$245

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$57	$34	$92	$70
Payments for income taxes	$—	$—	$—	$—
Preferred Stock dividends issued in the form of stock	$981	$413	$2,294	$826
Payments for interest satisfied with the issuance of stock	$—	$269	$—	$466

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company’s products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company’s rugged computing products, the Company’s end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company’s end-users are in the following markets: utilities, telecommunications, warehousing/logistics, public safety, field service, transportation, manufacturing, route delivery, military and homeland security.

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

b)  Reclassification

Certain prior year amounts have been reclassified between sales, marketing and support and general administration expenses in the consolidated statements of loss for consistency with the current year presentation.

3. INVENTORY

	September 30, 2011	March 31, 2011
Finished goods	$2,364	$2,486
Computer components	701	1,268
Total inventory	$3,065	$3,754

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants, the conversion of the Company’s convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and other common stock equivalents were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following shares of common stock issuable upon the conversion or exercise of the following securities were not considered in the loss per share calculations for the three and six months ended:

	September 30, 2011	September 30, 2010
Series A Preferred Shares	144,798,604	89,150,153
Series B Preferred Shares	15,665,717	11,113,309
Series C Preferred Shares	33,124,341	21,342,500
Series D Preferred Shares	283,647,200	—
Warrants	173,694,500	112,557,000
Options	60,762,430	17,037,054
Other Common Stock Equivalents	5,250,000	1,815,000
	716,942,792	253,015,106

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as amended on April 29, 2010 and February 23, 2011, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of the Company’s subsidiary on a revolving basis, up to a maximum of $4,750. Under the terms of the ARPA, FWC purchases eligible receivables or purchase orders from the subsidiary with full recourse for the face amount of such eligible receivables or purchase orders, less a discount of 0.52% for purchased accounts receivable and 1.0% for purchased purchase orders. In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables and purchase orders less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables and purchase orders as a reserve amount, subject to the right of the Company’s subsidiary to request that FWC purchase accounts in excess of the 15% reserve provided for in the ARPA, up to the lesser of (i) $200, (ii) 5% of inventory on hand that turns in under 120 days or (iii) an amount approved by FWC in its sole discretion, which excess purchased accounts must be repaid weekly.  The ARPA provides that advances of up to $1,200 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with the Company’s subsidiary for an account debtor outside North America may exceed $60 unless the Company’s subsidiary purchases credit insurance to cover the amount exceeding $60 for such account debtor.  On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Further, the Rider replaced and overrode both the April 29, 2010 amendment and the February 23, 2011 amendment, except for the amended definition of “Eligible Account” contained in the February 23, 2011 amendment to include accounts receivable outside North America, thereby removing advances on purchase orders and advances in excess of the reserve amount under the ARPA after the date of the Rider.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On September 30, 2011, there were borrowings of $1,012 under the ARPA.

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

On December 16, 2010, all of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes and related accrued interest were exchanged for shares of the Company’s Series D Preferred Stock, at an exchange rate of one share for each $1.00 of such indebtedness.  The exchange resulted in the issuance of 9,498,366 shares of the Company’s Series D Preferred Stock.  Prior to their exchange, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  The Company elected to pay the interest on the promissory notes with shares of common stock, and therefore, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the three and six months ended September 30, 2010 was $240 and $509.  Payments for the three and six months ended September 30, 2010 were rendered with the issuance of 3,653,122 and 3,169,611 shares of the Company’s common stock in October 2010 and July 2010, respectively.

Warrants issued by the Company prior to fiscal year 2011 in connection with the issuance of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125% , no dividends and that all of the shares will vest. The relative fair value of the warrants, as compared to the notes, resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders, which was recorded as additional paid-in capital and a discount to the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value, which are reflected in the value of $3,333.  The discounts were amortized over the terms of the senior secured subordinated promissory notes and secured subordinated promissory notes.  Interest expense for the three and six months ended September 30, 2010 attributable to the warrants was $1,145 and $1,421, respectively.  In connection with the Company’s recapitalization, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes were exchanged for equity in December 2010 and the amortization period of the discounts accordingly reduced, resulting in an additional $700 of interest expense for the three and six months ended September 30, 2010.

7. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.  As a result, the Company is now authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $.001 par value, and 150,000,000 shares of preferred stock, $.001 par value.

The Company’s outstanding shares of preferred stock accrue cumulative dividends, which are paid quarterly on the first day of June, September, December and March.

The dividend rate for the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% of the original issue price of such Preferred Stock through November 30, 2010 and 7.5% of the original issue price after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid in the number of shares of the Company’s common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock is 10% of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid, at the Company’s option, in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. No dividends may be paid on the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three and six months ended September 30, 2011 and 2010, and accrued and unpaid dividends as of September 30, 2011 and 2010, is as follows:

			Dividends
	Paid For Qtr Ended September 30,		Paid For Six Months Ended September 30		Accrued and Unpaid as of September 30,
	2011	2010	2011	2010	2011	2010
Series A Preferred Stock	$461	$269	$987	$538	$94	$88
Series B Preferred Stock	57	36	126	72	11	12
Series C Preferred Stock	184	108	394	216	37	35
Series D Preferred Stock	279	—	787	—	117	—

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive a liquidation preference in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the Company’s common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with the other series with respect to dividends and liquidation.  At September 30, 2011, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $11,346, respectively.

At September 30, 2011, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.3030, 2.0261, 1.9400 and 25.0000, respectively.

During the six months ended September 30, 2011, 500,000 shares of Series B Preferred Stock were converted into 1,013,039 shares of the Company’s common stock.

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by stockholders on November 4, 2009 (the “ESPP”).  The current offering period under the ESPP is from April 1, 2011 to March 31, 2012. The Company will issue shares quarterly to participants at a price of $0.07125 per share during the current offering period. On October 1, 2011, the Company issued 163,738 shares of common stock under the ESPP for the three months ended September 30, 2011.  On October 1, 2010, the Company issued 64,285 shares of common stock under the ESPP for the three months ended September 30, 2010, based on an offering price of $0.08075 per share.

Warrants outstanding

There were warrants to purchase an aggregate of 173,694,500 shares of common stock outstanding at September 30, 2011, as detailed in the table below:

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

8. STOCK-BASED COMPENSATION PLAN

a)  Stock Options

In 1995, the Company’s board of directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (the “Amended Share Option Plan”). The Amended Share Option Plan is administered by the Company’s board of directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the Company’s common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

In July - 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the 2009 Stock Plan). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At September 30, 2011, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 77,118,461 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 2,118,461 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the six months ended September 30, 2011 is as follows:

	Six months ended September 30, 2011
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2011	57,737,370	$0.10
Granted	8,000,000	$0.06
Exercised	—	$—
Forfeited	(4,974,940)	$0.41
Outstanding at end of period	60,762,430	$0.07

At September 30, 2011, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385.

A summary of the options outstanding and exercisable as at September 30, 2011 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.05—0.06	55,685,000	4.3	11,906,668	4.5
$0.07—0.10	1,257,461	2.6	822,306	2.6
$0.11—0.34	3,074,969	4.6	2,879,312	4.5
$0.35—0.52	745,000	1.1	745,000	1.1
	60,762,430	4.2	16,353,286	4.3

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 390,000 options outstanding are in Canadian dollars. The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

On June 16, 2011, the Company’s board of directors approved the grant of options to purchase 8,000,000 shares of the Company’s common stock to executive employees, with an exercise price of $0.059 per share. The fair value of these option grants to be recognized as stock compensation expense is $420.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2011 and 2010 assumed discount rates of approximately 0.81% and 1.3%, respectively, and volatility of approximately 184% and 158%, respectively, and no dividends for both years. The Company recorded compensation cost of $187 and $166 for the three months ended September 30, 2011 and 2010, respectively and $389 and $327 for the six months ended September 30, 2011 and 2010, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2011 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2011 was $2,058, which is to be recognized over the next three years.

b)  Stock Compensation

On August 4, 2011, the Company’s board of directors approved an award of 10,000 shares of the Company’s Series D Preferred Stock, which will fully vest on March 31, 2012, to each director for services to be rendered during the year ending March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and stock compensation expense of $30 was recorded for the three and six months ended September 30, 2011, respectively.

9. RELATED PARTY TRANSACTIONS

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.11 per share, which fully vested on March 31, 2011, to SG Phoenix LLC, an affiliate of the Company, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and expense of $41 and $69 was recorded for the three and six months ended September 30, 2010, respectively.

At September 30, 2010, outstanding promissory notes held by Phoenix, including its affiliates, were $4,550.  For the three months ended September 30, 2010, interest expenses of $125, was recognized and paid to Phoenix through the issuance of 1,936,460 shares of the Company’s common stock, on October 1, 2010.  For the six months ended September 30, 2010, interest expense of $262- was recognized and paid to Phoenix through the issuance of 3,553,772 shares of the Company’s common stock.

On August 4, 2011, the Company’s board of directors approved an award of 150,000 shares of Series D Preferred Stock, which will fully vest on March 31, 2012, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ending March 31, 2012.  The fair value of the Series D Preferred Stock was $150 and stock compensation expense of $60 and $75 were recorded for the three and six months ended September 30, 2011, respectively.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Germany and France accounted for approximately 47%, 12% and 10% respectively, of the Company’s total revenue for the three months ended September 30, 2011. The United States, Germany and Canada accounted for approximately 45%, 14% and 12%

respectively, of the Company’s total revenue for the six months ended September 30, 2011. The United States and the country of Georgia accounted for 35% and 24%, respectively, of the Company’s total revenue for the three months ended September 30, 2010. The United States, Canada and the country of Georgia accounted for 36%, 17% and 11%, respectively, of the Company’s total revenue for the six months ended September 30, 2010.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue by country:
United States	$2,414	$1,534	$3,502	$3,377
Germany	593	439	1,111	722
Canada	493	311	925	1,582
France	510	113	717	629
Country of Georgia	—	1,032	—	1,032
Other	1,090	899	1,523	2,064
	$5,100	$4,328	$7,778	$9,406

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended September 30, 2011, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the six months ended September 30, 2011, the Company had one customer located in Germany who accounted for more than 10% of total revenue. For the three months and six months ended September 30, 2010, the Company had one customer located in the country of Georgia who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2011	$5.1	1	12%
September 30, 2010	$4.3	1	24%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2011	$7.8	1	11%
September 30, 2010	$9.4	1	11%

At September 30 2011, the Company had three customers that accounted for more than 10% of the outstanding net receivables.  All of these receivables were subsequently collected.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2011	$2.5	3	38%

The Company relies on a single supplier for the majority of its finished goods. At September 30, 2011 and 2010, the Company owed this supplier $1,387 and $2,079, respectively, recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2011 and 2010.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014. Rent expense for the three months ended September 30, 2011 and 2010, was $56 and $54, respectively. Rent expense for the six months ended September 30, 2011 and 2010, was $102 and $108, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2012	$114
2013	236
2014	240
2015	100
$690

b)                                     Purchase commitment

At September 30, 2011, the Company had purchase obligations in fiscal 2011 of approximately $6,085 related to inventory and product development items.

c)                                      Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12. SUBSEQUENT EVENTS

On October 14, 2011, the Company raised $2,320 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate, an administrative fee of $100 in cash and a warrant to purchase 2,500,000 shares of common stock at an initial exercise price of $0.04 per share.  The warrant is substantially similar to the warrants issued with the private placement of 1,000,000 shares of the Series D Preferred Stock on February 23, 2011, except that the warrant expires on October 13, 2014 rather than December 15, 2013.

As a result of the private placement, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.4347, 2.1419, 2.0560 and 25.000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and elsewhere in this quarterly report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile Tablet PC market. We believe Xplore is positioned for future revenue growth in our addressable markets with the launch of our fifth generation iX104C line of rugged Tablet PCs in May 2011.  At a time when we believe awareness and demand for tablet computers is exploding, Xplore has introduced a family of computers that, based upon third-party certifications, surpasses the standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

We are dependent upon the market acceptance of our newest generation of the iX104 Tablet PC system. We believe the markets’ response to our iX104 will be favorable based upon initial beta testing of the product with our existing customers and purchase orders that we have received to date.  Our iX104C5 introduces “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water.  The new C5 family also features the latest Intel® Core™ i7 processor and Windows® 7 operating system.  Our specially designed AllVue screen is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

Our management believes that the delay in the launch of our iX104C5 product family resulted in many of our customers delaying their orders until our new product line was available.  While the initial response to the launch of the iX104C5 has been favorable, our selling efforts only commenced late in the first quarter of fiscal 2012, and the long selling cycle is such that we expected revenue from the product launch should only begin to be fully reflected in the second half of fiscal 2012 (which will be the quarters ending in December 2011 and March 2012).  Further, our management believes that if we can successfully launch and gain awareness of our newest generation of the iX104 Tablet PC we should be able to increase our future revenues.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2011 and 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Financial Instruments.  The warrants we issued in connection with the issuance of secured subordinated promissory notes have been valued separately using the Black-Scholes methodology. The notes originally reflected in our financial statements were at a discounted value and the difference between this discounted amount and the face value of the notes was amortized as additional non-cash interest expense over the term of the notes, which were exchanged for Series D Preferred Stock in December 2010. The determination of the value attributed to the warrants and notes required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuation is impacted by the assumptions used in this calculation.

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

General Administration.  General administration expenses consist of salaries and related expenses for finance, accounting, procurement and information technology personnel, investor relations, professional fees, including legal fees for litigation defense and litigation settlement payments, corporate expenses, and costs associated with being a reporting public company, including regulatory compliance costs.

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

Three and Six Months Ended September 30, 2011 vs. Three and Six Months Ended September 30, 2010

Revenue.  Total revenue for the three months ended September 30, 2011 was $5,100,000, as compared to $4,328,000 for the three months ended September 30, 2010, an increase of $772,000, or approximately 18%.  An increase in unit sales accounted for an increase in revenue of approximately 29% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, offset by a decline of approximately 11% in average selling prices attributable to a larger product mix of earlier generation Tablet PCs sold at discounted prices.  Total revenue for the six months ended September 30, 2011 was $7,778,000, as compared to $9,406,000 for the six months ended September 30, 2010, a decrease of $1,628,000, or approximately 17%.   A decline in unit sales accounted for a decrease in revenue of approximately 8% for the six months ended September 30, 2011 compared to the six months ended September 30, 2010, as well as a decline of approximately 9% in average selling prices attributable to a larger product mix of earlier generation Tablet PCs sold at discounted prices.  We believe that the decline in unit sales was attributable to the delay in the launch of our iX104C5 family of products and the nature of the long sales cycle for our products.  We expect that revenue from our new product launch will only begin to be fully reflected in revenue in the second half of fiscal 2012.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Germany and France accounted for approximately 47%, 12% and 10%, respectively, of our total revenue for the three months ended September 30, 2011.  The United States and the country of Georgia accounted for approximately 35% and 24%, respectively, of our total revenue for the three months ended September 30, 2010.  The United States, Germany and Canada accounted for approximately 45%, 14%, and 12%, respectively, of our total revenue for the six months ended September 30, 2011.  The United States, Canada and the country of Georgia accounted for approximately 36%, 17% and 11%, respectively, of our total revenue for the six months ended September 30, 2010.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended September 30, 2011, we had one customer located in the United States who accounted for approximately 12% of our revenue.  For the six months ended September 30, 2011, we had one customer located in Germany who accounted for approximately 11% of our revenue.  For the three and six months ended September 30, 2010, we had one customer located in the country of Georgia who accounted for approximately 24% and 11% of our total revenue, respectively.  At September 30, 2011, there were three customers with receivable balances that aggregated approximately 38% of our outstanding receivables and were subsequently collected.  At September 30, 2010, there was one customer with a receivable balance that was approximately 40% of our outstanding receivables, which was subsequently collected in full.  Recently, we announced that we have received purchase orders from one customer for the purchase of over 4,000 of our newly launched iX104C5 rugged tablet PCs, representing over $14,000,000 in potential revenue.  As a result, we expect that our concentration of total revenue with this one customer and in the United States, where the customer is located, will be significant in the third and fourth quarters of our fiscal 2012 and the first quarter of our fiscal 2013.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2011 was $3,471,000, compared to $2,802,000 for the three months ended September 30, 2010, an increase of $669,000, or approximately 24%.  An increase in unit sales accounted for an increase of approximately 30% in cost of revenue, offset by a favorable product mix shift that decreased costs by approximately 6%.  Total cost of revenue for the six months ended September 30, 2011, was $5,576,000, compared to $6,235,000 for the six months ended September 30, 2010, a decrease of $659,000, or approximately 11%.  A decrease in unit sales accounted for a decrease of approximately 9% in cost of revenue and a favorable product mix shift accounted for a decrease of approximately 2%.

We rely on a single supplier for the majority of our finished goods.  The year to date inventory purchases and engineering services from this supplier as of September 30, 2011 and 2010 were $3,955,000 and $5,664,000, respectively.  At September 30, 2011 and 2010, we owed this supplier $1,387,000 and $2,079,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $103,000 to $1,629,000 (31.9% of revenue) for the three months ended September 30, 2011 from $1,526,000 (35.3% of revenue) for the three months ended September 30, 2010.  The increase in gross profit for the three months ended September 30, 2011 was due primarily to the increase in unit sales. Total gross profit decreased by $969,000 to $2,202,000 (28.3% of revenue) for the six months ended September 30, 2011 from $3,171,000 (33.7% of revenue) for the six months ended September 30, 2010.  The decrease in gross profit for the six months ended September 30, 2011 was due primarily to the decline in unit sales, as well as charges for tooling amortization of $110,000 and obsolete inventory components of $59,000, which were not incurred in the six months ended September 30, 2010.  These factors, combined with the impact of indirect labor and logistics costs, which are predominately fixed in nature, when spread over less revenue contributed to the gross profit percentage decline.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2011 were $1,016,000, compared to $663,000 for the three months ended September 30, 2010.  The increase of $353,000, or approximately 53%, was due primarily to an increase in our headcount related costs of $153,000, an increase in demonstration units’ related expenses of $107,000, an increase in stock compensation expense of $42,000 and an increase in travel costs of $30,000.  Sales, marketing and support expenses for the six months ended September 30, 2011 were $1,815,000, compared to $1,387,000 for the six months ended September 30, 2010.  The increase of $428,000, or approximately 31%, was due primarily to factors related to the launch of our next generation of iX104C5 family of products, including an increase in our headcount related costs of $154,000, an increase in expenses related to demonstration units of $117,000, an increase for stock compensation expense of $63,000 and increase in travel costs of $69,000.  Our marketing expenses also increased by $20,000 due to promotional activities supporting the new product launch.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2011 were $447,000, a decrease of $243,000, or approximately 35%, compared to $690,000 for the three months ended September 30, 2010.  The decrease was due primarily to a decrease in product developments costs of $283,000 arising from the completion and launch of C5 in May 2011, offset by an increase in headcount related expense of $42,000.  Product research, development and engineering expenses for the six months ended September 30, 2011 were $933,000, a decrease of $60,000, or approximately 6%, compared to $993,000 for the six months ended September 30, 2010.  During the six months ended September 30, 2011, our product development focus was predominantly on the completion and testing of the C5, which was launched in May 2011, which accounted for a $154,000 decrease in product developments costs, offset by an increase in patent filings associated with the new C5 feature set of $50,000 and head count related costs of $33,000.

General Administration Expenses.  General administration expenses for the three months ended September 30, 2011 were $761,000, compared to $737,000 for the three months ended September 30, 2010, an increase of $24,000, or approximately 3%.  The increase was due primarily to an increase in headcount related costs of $48,000 and an increase in stock compensation of $30,000, principally due to a company-wide stock grant in March 2011.  These increases were offset by a reduction in professional fees of $42,000, primarily legal, and a favorable reduction in our allowance for doubtful accounts of $10,000.  General administration expenses for the six months ended September 30, 2011 were $1,463,000, compared to $1,313,000 for the six months ended September 30, 2010, an increase of $150,000, or approximately 11%.  The increase was primarily due to an increase in professional fees of $94,000, primarily due to a nonrecurring favorable settlement of disputed billed professional fees of $129,000 recognized in the prior year, an increase in headcount related costs of $59,000, which includes non-recurring recruiting costs of $25,000, an increase in audit fees of $47,000 arising from expensing those fees as the related services are rendered rather than accruing ratably throughout the period and an increase in stock compensation of $36,000, principally due to the company-wide stock grant in March 2011.  These increases were principally offset by a favorable reduction in our allowance for doubtful accounts of $62,000 and a reduction in computer maintenance of $31,000.

For the three months ended September 30, 2011 and 2010, the fair value of employee stock-based compensation expense was $277,000 and $166,000, respectively.  For the six months ended September 30, 2011 and 2010, the recorded employee stock-based compensation expense was $494,000 and $327,000, respectively.  The increases for both periods were principally due to our board of directors granting options to purchase an aggregate of 47,685,000 shares of our common stock, at an exercise price of $0.06 per share, to all employees, directors and certain consultants on March 29, 2011.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2011 and 2010 were $250,000 and $95,000, respectively.  Depreciation and amortization expenses for the six months ended September 30, 2011 and 2010 were $368,000 and $165,000, respectively.  The increase in depreciation and amortization expense is principally due to the depreciation of newly launched C5 demonstration units of $91,000 and $98,000, respectively, and the tooling amortization associated with our new C5 Tablet PC of approximately $55,000 and $110,000, respectively, for the three and six months ended September 30, 2011.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was $57,000 compared to $1,634,000 for the three months ended September 30, 2010, a decrease of $1,577,000.  Interest expense for the six months ended September 30, 2011 was $91,000, compared to $2,294,000 for the six months ended September 30, 2010, a decrease of $2,203,000.  The decreases in both periods are attributable primarily to the reduction in outstanding borrowings resulting from the exchange of all of our outstanding secured promissory notes for shares of our Series D Preferred Stock on December 16, 2010.  The interest expense of $57,000 and $91,000  in the three and six months ended September 30, 2011, respectively, was attributable to borrowings associated with our working capital facility, as compared to $34,000and $70,000 for the three and six months ended September 30, 2010, respectively, from the same credit facility.

Other Expenses.  Other expenses for the three months ended September 30, 2011 were $17,000, compared to other income of $26,000 for the three months ended September 30, 2010.  Other expenses for the six months ended September 30, 2011 were $32,000, compared to $23,000 for the six months ended September 30, 2010.

Net Loss.  The net loss for the three months ended September 30, 2011 was $669,000, as compared to a net loss of $2,172,000 for the three months ended September 30, 2010, a decrease of $1,503,000.  The decrease was primarily due to the reduction in interest expense. The net loss for the six months ended September 30, 2011 was $2,132,000 as compared to a net loss of $2,839,000 for the six months ended September 30, 2010, a decrease of $707,000.  The decrease was due to the reduction in interest expense offset by the decline in revenue and an increase in operating expenses.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended September 30, 2011 was $1,607,000, compared to $2,585,000 for the three months ended September 30, 2010, a decrease of $978,000, and due primarily to the decrease in the net loss of $1,503,000.  Net loss attributable to common stockholders for the six months ended September 30, 2011 was $4,113,000, compared to $3,661,000 for the six months ended September 30, 2010.  Our outstanding shares of preferred stock accrue cumulative dividends that are paid quarterly on the first day of June, September, December and March.  The dividends attributable to these shares for the three months ended September 30, 2011 and 2010 were $938,000 and $413,000, respectively.  The increase in dividends was attributable to the increase in the dividend rates on our existing preferred stock and the issuance of our Series D Preferred Stock on December 16, 2010 in connection with our recapitalization and our February 23, 2011 private placement.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% through November 30, 2010, which dividend rate was increased to 7.5% for periods after November 30, 2010 in connection with our recapitalization.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of our common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) 75% of the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date.  The dividend rate for the Series D Preferred Stock is 10%, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended September 30, 2011 and 2010 and accrued and unpaid dividends as of September 30, 2011 and 2010 is as follows:

			Dividends
	Paid For Qtr Ended September 30,		Paid For Six Months Ended September 30		Accrued and Unpaid as of September 30,
	2011	2010	2011	2010	2011	2010
Series A Preferred Stock	$461,000	$269,000	$987,000	$538,000	$94,000	$88,000
Series B Preferred Stock	57,000	36,000	126,000	72,000	11,000	12,000
Series C Preferred Stock	184,000	108,000	394,000	216,000	37,000	35,000
Series D Preferred Stock	279,000	—	787,000	—	117,000	—

Liquidity and Capital Resources

The rate of growth in the market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2012.  As of September 30, 2011, our working capital was $1,682,000 and our cash and cash equivalents were $114,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $106.2 million.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through affiliates of our principal stockholder, Phoenix Venture Fund LLC, or Phoenix.

On December 10, 2009, our wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement, or the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC.  Pursuant to the ARPA, as amended on April 29, 2010 and February 23, 2011, FWC may purchase, in its sole discretion, eligible accounts receivable and purchase orders of our subsidiary on a revolving basis, up to a maximum of $4,750.  Under the terms of the ARPA, FWC purchases eligible receivables or purchase orders from the subsidiary with full recourse for the face amount of such eligible receivables or purchase orders, less a discount of 0.52% for purchased accounts receivable and 1.0% for purchased purchase orders.  In addition, the subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables and purchase orders less the reserve amount, plus the amount of the reserve shortfall plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables and purchase orders as a reserve amount, subject to the right of the Company’s subsidiary to request that FWC purchase accounts in excess of the 15% reserve provided for in the ARPA, up to the lesser of (i) $200, (ii) 5% of inventory on hand that turns in under 120 days or (iii) an amount approved by FWC in its sole discretion, which excess purchased accounts must be repaid weekly.  The ARPA provides that advances of up to $1,200 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with our subsidiary for an account debtor outside North America may exceed $60 unless the subsidiary purchases credit insurance to cover the amount exceeding $60 for such account debtor.  On August 26, 2011, our subsidiary and FWC entered into an inventory finance rider to the ARPA to provide for advances up to $700 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days.  Eligible inventory is valued at the lower of cost or market value.  Further, the rider replaced and overrode both the April 29, 2010 amendment and the February 23, 2011 amendment, except for the amended definition of “Eligible Account” contained in the February 23, 2011 amendment to include accounts receivable outside North America, thereby removing advances on purchase orders and advances in excess of the reserve amount under the ARPA after the date of the rider.

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

As of November 8, 2011, there were no borrowings outstanding under the ARPA.

Despite the decline in revenue in the current fiscal year, we reduced the cash used in operations due to our asset management efforts.  Our management believes that if we can successfully launch and gain awareness of our newest generation of the iX104 tablet PC we should be able to increase our future revenues.  We believe that cash flow from operations, together with borrowings under the ARPA and, if necessary, continued financial support from Phoenix will be sufficient to fund our anticipated operations, working capital, capital expenditures and debt service for the remainder of fiscal year 2012.  However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

On October 14, 2011, we raised $2,320,000 in a private placement through the issuance of 2,320,000 shares of our Series D Preferred Stock.  Philip Sassower, our Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of our Series D Preferred Stock in the private placement.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands of dollars)
Cash used in operating activities	$(203)	$(1,810)	$(154)	$(599)
Cash used in investing activities	(222)	(72)	(358)	(615)
Cash provided by financing activities	406	1,603	458	1,070
Cash and cash equivalents	114	245	114	245

Our operating activities used $203,000 of net cash for the three months ended September 30, 2011, as compared to $1,810,000 of net cash used by operating activities for the three months ended September 30, 2010, a favorable decrease of $1,607,000.  The decrease in net cash used by operating activities is primarily due to a favorable reduction in the net use of cash for inventory of $1,470,000, a reduction in the net loss, net of items not affecting cash, of $608,000, a favorable reduction in the use of cash arising from the timing of payables of $418,000 and a favorable increase of prepaid expenses of $333,000 offset by a reduction in cash resulting from the timing of billing and collections of accounts receivable of $1,222,000.  Our operating activities used $154,000 of net cash for the six months ended September 30, 2011, as compared to $599,000 of net cash used in operating activities for the six months ended September, 30, 2010, a favorable decrease of $445,000, or approximately 74%.  The decrease in net cash used by operating activities is primarily due to a favorable reduction in the net use of cash for inventory of $2,242,000 and a favorable increase of prepaid expenses of $137,000 offset by a reduction in cash resulting from the timing of billing and collections of accounts receivable of $1,326,000, an increase in the net loss, net of items not affecting cash, of $378,000 and an unfavorable increase in the use of cash arising from the timing of payables of $230,000.

Net cash used in investment activities for the three and six months ended September 30, 2011 consists primarily of investments in demonstration units of our newly launched C5 Tablet PCs of $222,000 and $358,000, respectively.  For the six months ended September 30, 2010, the cash used in investment activities consisted primarily of tooling equipment of $478,000 related to the C5.

Our financing activities provided $406,000 of net cash for the three months ended September 30, 2011 as compared to $1,603,000 of net cash provided in financing activities for the three months ended September 30, 2010.  For the six months ended September 30, 2011 our financing activities provided $458,000, compared to $1,070,000 for the six months ended September 30, 2010.  Net cash provided by financing activities for the three and six months ended September 30, 2011, consisted of net borrowings from our working capital credit facility.  For the three and six months ended September 30, 2010, net proceeds from the issuance of promissory notes and equity of $858,000 and $871,000,respectively, and net borrowings of $745,000 and $199,000, respectively,  from our working capital facility accounted for net cash provided by financing activities.

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

During the three months ended September 30, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended September 30, 2011, we had one customer that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2011, one customer located in the United States who accounted for approximately 12% of our total revenue.  Recently, we announced that we have received purchase orders from one customer for the purchase of over 4,000 of our newly launched iX104C5 rugged tablet PCs, representing over $14,000,000 in potential revenue.  As a result, we expect that our concentration of total revenue with this one customer and in the United States, where the customer is located, will be significant in the third and fourth quarters of our fiscal 2012 and the first quarter of our fiscal 2013.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2011, we issued a total of 318,750 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $13,813 of investor relations services provided to us from July15, 2011 to October14, 2011.  The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
July 15, 2011	106,250	$0.08
August 14, 2011	106,250	$0.08
September 15, 2011	106,250	$0.08

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1*

Inventory Finance Rider to Accounts Receivable Purchasing Agreement, dated August 26, 2011, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: November 14, 2011	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)