Form 10-Q
period 2011-12-31
XPLORE TECHNOLOGIES CORP
filed 2012-02-13
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 31, 2012, the registrant had 221,825,552 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$917	$168
Accounts receivable, net	6,902	2,682
Inventory, net	2,718	3,754
Prepaid expenses and other current assets	132	201
Total current assets	10,669	6,805
Fixed assets, net	412	467
	$11,081	$7,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$—	$566
Accounts payable and accrued liabilities	6,118	2,908
Total current liabilities	6,118	3,474

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 8,232, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074 respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 15,000; shares issued 13,985 and 10,692 respectively	14	11
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 221,635 and 178,471, respectively	222	178
Additional paid-in capital	140,476	133,929
Accumulated deficit	(135,837)	(130,408)
	4,963	3,798
	$11,081	$7,272

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Revenue	$8,918	$4,308	$16,696	$13,714
Cost of revenue	6,182	3,041	11,758	9,276
Gross profit	2,736	1,267	4,938	4,438

Expenses:
Sales, marketing and support	976	711	2,791	2,098
Product research, development and engineering	487	575	1,420	1,568
General administration	914	649	2,377	1,962
	2,377	1,935	6,588	5,628
Profit (loss) from operations	359	(668)	(1,650)	(1,190)

Other expenses:
Interest expense	(64)	(1,401)	(155)	(3,695)
Other	(11)	(6)	(43)	(29)
	(75)	(1,407)	(198)	(3,724)
Net income (loss)	$284	$(2,075)	$(1,848)	$(4,914)
Dividends attributable to Preferred Stock	(1,372)	(482)	(3,353)	(1,304)
Net loss attributable to common stockholders	(1,088)	(2,557)	(5,201)	(6,218)
Net income (loss) per common share	0.00	(0.01)	(0.01)	(0.03)
Dividends attributable to Preferred Stock	(0.01)	(0.00)	(0.02)	(0.01)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding, basic and fully diluted	213,517,230	159,187,150	197,829,190	146,874,482

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net income (loss)	$284	$(2,075)	$(1,848)	$(4,914)
Items not affecting cash:
Depreciation and amortization	156	43	524	208
Allowance for doubtful accounts	28	(46)	18	(106)
Amortization of deferred financing costs	—	1,037	—	2,458
Stock-based compensation expense	260	156	754	483
Equity instruments issued in exchange for services	13	42	50	163

Changes in operating assets and liabilities:
Accounts receivable	(4,464)	276	(4,238)	1,828
Inventory	473	(12)	1,036	(1,691)
Prepaid expenses and other current assets	30	503	69	405
Accounts payable and accrued liabilities	2,952	(41)	3,213	450
Net cash used in operating activities	(268)	(117)	(422)	(716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(111)	—	(469)	(615)
Net cash used in investing activities	(111)	—	(469)	(615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	920	4,278	9,180	13,011
Repayment of short-term indebtedness	(1,932)	(4,806)	(9,746)	(13,340)
Net proceeds from issuance of Series D Preferred Stock	2,182	—	2,182	—
Net proceeds from issuance of promissory notes exchanged for Series D Preferred Stock	—	743	—	1,593
Net proceeds from issuance of Common Stock	12	5	24	26
Net cash provided by financing activities	1,182	220	1,640	1,290

CHANGE IN CASH AND CASH EQUIVALENTS	803	103	749	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114	245	168	389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$917	$348	$917	$348

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$64	$42	$155	$112
Payments for income taxes	$—	$—	$—	$—
Preferred Stock dividends issued in the form of stock	$1,287	$408	$3,581	$1,234
Payments for interest satisfied with the issuance of stock	$—	$408	$—	$874

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the business of the development, integration and marketing of rugged mobile wireless PC computing systems. The Company’s products enable the extension of traditional computing systems to a range of field and on-site personnel, regardless of location or environment. Using a range of wireless communication mediums together with the Company’s rugged computing products, the Company’s end-users are able to receive, collect, analyze, manipulate and transmit information in a variety of environments not suited to traditional non-rugged computing devices. The Company’s end-users are in the following markets: utilities, telecommunications, warehousing/logistics, public safety, field service, transportation, oil and gas, manufacturing, route delivery, military and homeland security.

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses and expects to report an operating loss for fiscal 2012. The Company believes that cash flow from operations, together with funds from its senior lender and financial support from an affiliate of Phoenix Venture Fund LLC (together with affiliates “Phoenix”) will be sufficient to fund the anticipated operations for fiscal 2012.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

b)  Reclassification

Certain prior year amounts have been reclassified between sales, marketing and support and general administration expenses in the consolidated statements of income (loss) for consistency with the current year presentation.

3. INVENTORY

	December 31, 2011	March 31, 2011
Finished goods	$2,484	$2,486
Computer components	234	1,268
Total inventory	$2,718	$3,754

4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Loss per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants, the conversion of the Company’s convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and other common stock equivalents were excluded from the loss per share attributable to common stockholders calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following shares of common stock issuable upon the conversion or exercise of the following securities were not considered in the loss per share attributable to common stockholders calculations for the three and nine months ended:

	December 31, 2011	December 31, 2010
Series A Preferred Shares	153,078,543	137,110,703
Series B Preferred Shares	16,561,521	16,538,391
Series C Preferred Shares	35,104,119	31,259,012
Series D Preferred Shares	349,630,450	237,937,500
Warrants	176,194,500	144,494,500
Options	62,248,923	17,246,054
Other Common Stock Equivalents	5,250,000	1,815,000
	798,068,056	586,401,160

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as amended to date, most recently on December 30, 2011, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables, less a discount of 0.52%.  FWC retains 15% of the purchase price of the purchased receivables as a reserve amount.  The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  The ARPA provides that advances of up to $1,200 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with the Company’s subsidiary for an account debtor outside North America may exceed $60 unless the Company’s subsidiary purchases credit insurance to cover the amount exceeding $60 for such account debtor.  On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC has the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1.00%, under the ARPA.  In the December 30, 2011 amendment to the ARPA, the maximum amount of the eligible accounts receivable and purchase orders that FWC may purchase was increased from $4,750 to $8,500.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On December 31, 2011, there were no borrowings under the ARPA.

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

On December 16, 2010, all of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes and related accrued interest were exchanged for shares of the Company’s Series D Preferred Stock, at an exchange rate of one share for each $1.00 of such indebtedness.  The exchange resulted in the issuance of 9,498,366 shares of the Company’s Series D Preferred Stock.  Prior to their exchange, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  The Company elected to pay the interest on the promissory notes with shares of common stock, and therefore, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the three and nine months ended December 31, 2010 was $168 and $677.  Payment for the three and nine months ended December 31, 2010 was rendered with the issuance of 3,653,122 and 3,169,611 shares of common stock in October 2010 and July 2010, respectively, and with the issuance of 170,866 shares of the Company’s Series D Preferred stock upon the exchange of the notes in December 2010.

Warrants issued by the Company prior to fiscal year 2011 in connection with the issuance of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125%, no dividends and that all of the shares will vest. The relative fair value of the warrants, as compared to the notes, resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders, which was recorded as additional paid-in capital and a discount to the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value, which are reflected in the value of $3,333.  The discounts were amortized over the terms of the senior secured subordinated promissory notes and secured subordinated promissory notes.  Interest expense for the three and nine months ended December 31, 2010 attributable to the warrants was $1,037 and $2,458, respectively.  In connection with the Company’s recapitalization, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes were exchanged for equity in December 2010 and the amortization period of the discounts accordingly reduced, resulting in an additional $758 and $1,458 of interest expense for the three and nine months ended December 31, 2010.

7. SHARE CAPITAL

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip S. Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate, an administrative fee of $100 in cash and a warrant to purchase 2,500,000 shares of common stock at an initial exercise price of $0.04 per share.  The warrant is substantially similar to the warrants issued with the private placement of 1,000,000 shares of the Series D Preferred Stock on February 23, 2011, except that the warrant expires on October 13, 2014 rather than December 15, 2013.

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

On December 16, 2010, the Company also issued 9,498.366 shares of the Company’s Series D Preferred Stock in exchange for all of the Company’s outstanding Senior Notes and secured subordinated promissory notes and related accrued interest, at an exchange rate of one share of Series D Preferred Stock for each $1.00 of such indebtedness.  The Series D Preferred Stock has a par value of $0.001 and was recorded net of issuance costs of $435.

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

The values for dividends paid and dividends accrued and unpaid are determined based on the closing market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three and nine months ended December 31, 2011 and 2010, and accrued and unpaid dividends as of December 31, 2011 and 2010, is as follows:

			Dividends
	Paid For Qtr Ended December 31,		Paid For Nine Months Ended December 31,		Accrued and Unpaid as of December 31,
	2011	2010	2011	2010	2011	2010
Series A Preferred Stock	$511	$267	$1,498	$805	$148	$136
Series B Preferred Stock	63	35	189	107	18	18
Series C Preferred Stock	204	106	598	322	59	55
Series D Preferred Stock	509	—	1,296	—	119	39

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive a liquidation preference in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the Company’s common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with the other series with respect to dividends and liquidation.  At December 31, 2011, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $13,985, respectively.

At December 31, 2011, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.4347, 2.1419, 2.0560 and 25.0000, respectively.

During the nine months ended December 31, 2011, 500,000 shares of Series B Preferred Stock were converted into 1,013,039 shares of the Company’s common stock.

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by stockholders on November 4, 2009 (the “ESPP”).  The current offering period under the ESPP is from April 1, 2011 to March 31, 2012. The Company will issue shares quarterly to participants at a price of $0.07125 per share during the current offering period. On January 3, 2012, the Company issued 190,955 shares of common stock under the ESPP for the three months ended December 31, 2011.  On January 1, 2011, the Company issued 27,928 shares of common stock under the ESPP for the three months ended December 31, 2010, based on an offering price of $0.08075 per share.

Warrants outstanding

There were warrants to purchase an aggregate of 176,194,500 shares of common stock outstanding at December 31, 2011, as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
4,367,000/4,367,000	$0.068	February 27, 2012
4,090,000/4,090,000	$0.068	July 27,2012
3,750,000/3,750,000	$0.076	January 30, 2013
74,600,000/74,600,000	$0.068	January 14, 2013
82,387,500/82,387,500	$0.040	December 15, 2013
2,500,000/2,500,000	$0.040	October 13, 2014
3,000,000/3,000,000	$0.089	June 10, 2014
1,500,000/1,500,000	$0.073	May 13, 2015

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

On July 28, 2009, the Company’s board of directors adopted the 2009 Stock Incentive Plan (the 2009 Stock Plan). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At December 31, 2011, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 77,004,954 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 2,004,954 under the Amended Share Option Plan. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the nine months ended December 31, 2011 is as follows:

	Nine months ended December 31, 2011
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2011	57,737,370	$0.10
Granted	10,100,000	$0.05
Exercised	—	$—
Forfeited	(5,588,447)	$0.37
Outstanding at end of period	62,248,923	$0.07

At December 31, 2011, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385.

A summary of the options outstanding and exercisable as at December 31, 2011 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.04—0.06	57,285,000	4.3	11,798,335	4.3
$0.07—0.10	1,208,954	2.4	805,186	2.3
$0.11—0.34	3,074,969	4.3	2,892,645	4.3
$0.35—0.54	680,000	0.9	680,000	0.9
	62,248,923	4.2	16,176,166	4.0

Prior to June 20, 2007, the Company was incorporated under the laws in Canada and the exercise prices for stock grant awards were in Canadian dollars; thus the exercise prices for 410,000 options outstanding are in Canadian dollars. The range of stock grant awards is subject to changes in the exchange rates between the Canadian dollar and United States dollar.

On October 31, 2011, the Company’s board of directors approved the grant of options to purchase 1,600,000 shares of the Company’s common stock to non-executive employees, with an exercise price of $0.0405 per share.  On November 8, 2011, the Company’s board of directors approved the grant of options to purchase 500,000 shares of the Company’s common stock to a new member of the Company’s board of directors, with an exercise price of $0.05.  The fair value of these option grants to be recognized as stock compensation expense is $80.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2012 and 2011 assumed discount rates of approximately 0.81% and 1.3%, respectively, and volatility of approximately 184% and 158%, respectively, and no dividends for both years. The Company recorded compensation cost of $207 and $156 for the three months ended December 31, 2011 and 2010, respectively, and $596 and $483 for the nine months ended December 31, 2011 and 2010, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2011 was zero as the fair value of the Company’s common stock is less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at December 31, 2011 was $1,857, which is to be recognized over the next three years.

b)  Stock Compensation

On August 4, 2011, the Company’s board of directors approved an award of 10,000 shares of the Company’s Series D Preferred Stock, which will fully vest on March 31, 2012, to each director for services to be rendered during the year ending March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and stock compensation expense of $15 and $45 was recorded for the three and nine months ended December 31, 2011, respectively.

9. RELATED PARTY TRANSACTIONS

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.11 per share, which fully vested on March 31, 2011, to SG Phoenix LLC, an affiliate of the Company, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and expense of $34 and $103 was recorded for the three and nine months ended December 31, 2010, respectively.

In connection with the Company’s issuance of its Series D Preferred Stock in exchange for its outstanding subordinated secured promissory notes on December 16, 2010, the Company paid SG Phoenix LLC, an affiliate, a structuring fee of $100 in cash and issued SG Phoenix LLC a three-year warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.04 per share.

On December 16, 2010, Phoenix exchanged $1,940 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010, interest expense of $38 was recognized and paid to Phoenix through the issuance of 37,760 shares of the Company’s Series D Preferred Stock.

On December 16, 2010, Phoenix Enterprises Family Fund LLC, an affiliate, exchanged $718 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010, interest expense of $15 was recognized and paid to Phoenix Enterprises Family Fund LLC through the issuance of 15,136 shares of the Company’s Series D Preferred Stock.

On December 16, 2010, JAG Multi Investments LLC, an affiliate, exchanged $1,018 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010, interest expense of $21 was recognized and paid to JAG Multi Investments LLC through the issuance of 21,464 shares of the Company’s Series D Preferred Stock.

On December 16, 2010, Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, exchanged $1,000 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the three months ended December 31, 2010, interest expense of $21 was recognized and paid to Mr. Sassower through the issuance of 21,095 shares of the Company’s Series D Preferred Stock.

On August 4, 2011, the Company’s board of directors approved an award of 150,000 shares of Series D Preferred Stock, which will fully vest on March 31, 2012, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ending March 31, 2012.  The fair value of the Series D Preferred Stock was $150 and stock compensation expense of $38 and $113 were recorded for the three and nine months ended December 31, 2011, respectively.

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate, an administrative fee of $100 in cash and a warrant to purchase 2,500,000 shares of common stock at an initial exercise price of $0.04 per share.  The warrant is substantially similar to the warrants issued with the private placement of 1,000,000 shares of the Series D Preferred Stock on February 23, 2011, except that the warrant expires on October 13, 2014 rather than December 15, 2013.

10. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Germany and Canada accounted for approximately 67%, 11% and 10% respectively, of the Company’s total revenue for the three months ended December 31, 2011. The United States, Germany and Canada accounted for approximately 57%, 12% and 11% respectively, of the Company’s total revenue for the nine months ended December 31, 2011. The United States and Germany accounted for 49% and 15%, respectively, of the Company’s total revenue for the three months ended December 31, 2010.  The United States, Canada and Germany accounted for 40%, 14% and 10%, respectively, of the Company’s total revenue for the nine months ended December 31, 2010.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenue by country:
United States	$5,939	$2,125	$9,441	$5,502
Germany	955	651	2,066	1,373
Canada	911	304	1,836	1,886
Other	1,113	1,228	3,353	4,953
	$8,918	$4,308	$16,696	$13,714

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended December 31, 2011, the Company had one customer located in the United States who accounted for more than 10% of total revenue and that same customer accounted for more than 10% of total revenue for the nine months ended December 31, 2011. For the three months ended December 31, 2010, the Company had one customer located in Germany who accounted for more than 10% of total revenue.  For the nine months ended December 31, 2010, the Company had no customer who accounted for more than 10% of total revenue

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2011	$8.9	1	43%
December 31, 2010	$4.3	1	13%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2011	$16.7	1	27%
December 31, 2010	$13.7	—	—

At December 31, 2011, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Revenue > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2011	$6.9	1	54%

The Company relies on a single supplier for the majority of its finished goods. At December 31, 2011 and 2010, the Company owed this supplier $3,199 and $1,743, respectively, recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2011 and 2010.

11. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The annual lease commitment is $191 and the lease expires on August 31, 2014. Rent expense for the three months ended December 31, 2011 and 2010, was $56 and $56, respectively. Rent expense for the nine months ended December 31, 2011 and 2010, was $158 and $164, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2012	$57
2013	236
2014	240
2015	100
$633

b)                                     Purchase commitment

At December 31, 2011, the Company had purchase obligations of approximately $14,952 related to future inventory and product development items.

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

We are dependent upon the market acceptance of our newest generation of the iX104 Tablet PC system. We believe the markets’ response to our iX104 has been favorable based upon initial beta testing of the product with our existing customers, purchase orders that we have received to date and our results for the three months ended December 31, 2011, when we reported net income for the first time in our history.  Our iX104C5 introduces “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water.  The new C5 family also features the Intel® Core™ i7 processor and Windows® 7 operating system.  Our specially designed AllVue screen is viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

Our management believes that if we can continue to gain awareness of our newest generation of the iX104 Tablet PC we should be able to continue to increase our revenues in the future.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2011 and 2010. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves.  Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. The majority of our warranty obligations related to revenue recognized are generally covered by warranty coverage agreements provided by Wistron. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

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

Three and Nine Months Ended December 31, 2011 vs. Three and Nine Months Ended December 31, 2010

Revenue.  Total revenue for the three months ended December 31, 2011 was $8,918,000, as compared to $4,308,000 for the three months ended December 31, 2010, an increase of $4,610,000, or approximately 107%, primarily due to an increase in unit sales during the three months ended December 31, 2011 compared to the three months ended December 31, 2010, along with an increase in revenue of approximately 3% attributable to an increase in average selling prices associated with a more favorable product configuration mix. The increase in unit sales was primarily attributable to approximately $3,900,000 of revenue related to the fulfillment of a portion of the previously announced purchase orders we received from one of the world’s largest utility companies approximating $14,000,000. Total revenue for the nine months ended December 31, 2011 was $16,696,000, as compared to $13,714,000 for the nine months ended December 31, 2010, an increase of $2,982,000, or approximately 22%.  An increase in unit sales accounted for an increase in revenue of approximately 26% for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010, offset by a decline of approximately 4% in average selling prices attributable to a larger product mix of earlier generation Tablet PCs sold at discounted prices in the first half of the current fiscal year.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States, Germany and Canada accounted for approximately 67%, 11% and 10%, respectively, of our total revenue for the three months ended December 31, 2011.  The United States and Germany accounted for approximately 49% and 15%, respectively, of our total revenue for the three months ended December 31, 2010.  The United States, Germany and Canada accounted for approximately 57%, 12%, and 11%, respectively, of our total revenue for the nine months ended December 31, 2011 and approximately 40%, 10% and 14%, respectively, of our total revenue for the nine months ended December 31, 2010.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended December 31, 2011, we had one customer located in the United States who accounted for approximately 43% of our revenue.  For the nine months ended December 31, 2011, that same customer accounted for approximately 27% of our revenue.  For the three months ended December 31, 2010, we had one customer located in Germany who accounted for approximately 13% of our total revenue.  For the nine months ended December 31, 2010, there was no single customer who accounted for more than 10% our revenue.  At December 31, 2011, there was one customer with a receivable balance that was approximately 54% of our outstanding receivables.  At December 31, 2010, there were two customers with receivable balances that totaled approximately 25% of our outstanding receivables.  We previously announced that we have received purchase orders from one customer for the purchase of over 4,000 of our newly launched iX104C5 rugged tablet PCs, representing over $14,000,000 in revenue.  As a result, we expect that our concentration of total revenue with this one customer and in the United States, where the customer is located, will continue to be significant in the fourth quarter of our fiscal 2012 and the first quarter of our fiscal 2013.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2011 was $6,182,000, compared to $3,041,000 for the three months ended December 31, 2010, an increase of $3,141,000, or approximately 103%.  The aforementioned increase in unit sales accounted for the increase of approximately 102% in cost of revenue. Total cost of revenue for the nine months ended December 31, 2011, was $11,758,000, compared to $9,276,000 for the nine months ended December 31, 2010, an increase of $2,482,000, or approximately 27%.  An increase in unit sales accounted for an increase of approximately 27% in cost of revenue.

We rely on a single supplier for the majority of our finished goods.  The year to date inventory purchases and engineering services from this supplier as of December 31, 2011 and 2010 were $8,096,000 and $7,710,000, respectively.  At December 31, 2011 and 2010, we owed this supplier $3,199,000 and $1,743,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $1,469,000 to $2,736,000 (30.7% of revenue) for the three months ended December 31, 2011 from $1,267,000 (29.4% of revenue) for the three months ended December 31, 2010.  The increase in gross profit for the three months ended December 31, 2011 was due primarily to the increase in unit sales. The increase in the gross profit percentage was primarily due to spreading our indirect labor and logistics costs, which are predominately fixed in nature, over more revenue, which was partially offset by the effect of tooling amortization that was not incurred in the three months ended December 31, 2010.  Total gross profit increased by $500,000 to $4,938,000 (29.6% of revenue) for the nine months ended December 31, 2011 from $4,438,000 (32.4% of revenue) for the nine months ended December 31, 2010.  The increase in gross profit for the nine months ended December 31, 2011 was due primarily to the increase in unit sales.  The decrease in the gross profit percentage was primarily due to lower special pricing associated with larger volume order and the effect of tooling amortization that was not incurred in the nine months ended December 31, 2010, partially offset by the impact of spreading the indirect labor and logistics costs, which are predominately fixed in nature, over more revenue.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2011 were $976,000, compared to $711,000 for the three months ended December 31, 2010.  The increase of $265,000, or approximately 37%, was due primarily to an increase in sales commissions of $103,000 due to the revenue increase during the period, an increase in expenses related to demonstration units of $62,000 associated with the marketing of our iX104C5 launched in our first quarter of fiscal 2012, an increase in our headcount related costs of $60,000 and an increase in stock compensation expense of $43,000.  Sales, marketing and support expenses for the nine months ended December 31, 2011 were $2,791,000, compared to $2,098,000 for the nine months ended December 31, 2010.  The increase of $693,000, or approximately 33%, was due primarily to an increase in expenses related to demonstration units of $181,000 associated with the marketing of our iX104C5, an increase in our headcount related costs of $175,000, an increase for stock compensation expense of $131,000, an increase in sales commissions of $103,000 associated with the revenue increase during the period and an increase in travel costs of $78,000.  Our marketing expenses also increased by $23,000 due to promotional activities supporting the new C5 product launch.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2011 were $487,000, a decrease of $88,000, or approximately 15%, compared to $575,000 for the three months ended December 31, 2010.  The decrease was due primarily to a decrease in product developments costs of $72,000 arising from the completion and launch of the new C5 product in May 2011 and a decrease in patent filings costs, primarily legal, of $43,000 offset by an increase in headcount related expense of $25,000.  Product research, development and engineering expenses for the nine months ended December 31, 2011 were $1,420,000, a decrease of $148,000, or approximately 9%, compared to $1,568,000 for the nine months ended December 31, 2010.  The decrease was primarily due to a $218,000 decrease in product development costs, offset by increases in head count related costs of $58,000 and C5 patent filing costs of $7,000.  During the nine months ended December 31, 2011, our product development focus was predominantly on the completion and testing of the C5, which was launched in May 2011, and the development of the recently announced new docking accessories including a wireless docking system compared to our product development focus during the nine months ended December 31, 2010, which was solely on major development activities related to the C5.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2011 were $914,000, compared to $649,000 for the three months ended December 31, 2010, an increase of $265,000, or approximately 41%.  The increase was due to a charge of $100,000 to be paid over the next 18 months arising from the January 2012 settlement agreement of a patent infringement claim, an increase in our allowance for doubtful accounts of $76,000 associated with an increase in accounts receivables, an increase in stock compensation of $40,000, an increase in professional fees of $29,000 and an increase in head count related expense of $25,000 offset by a decrease in various office related expenses aggregating $5,000.  General administration expenses for the nine months ended December 31, 2011 were $2,377,000, compared to $1,962,000 for the nine months ended December 31, 2010, an increase of $415,000, or approximately 21%.  The increase was primarily due to an increase in professional fees of $168,000, an increase in headcount related costs of $102,000, which includes non-recurring recruiting costs of $18,000, the $100,000 settlement charge, and an increase in stock compensation of $79,000, principally due a company-wide stock grant in March 2011.  These increases were offset by decreases in various office related expenses aggregating $34,000.

For the three months ended December 31, 2011 and 2010, the fair value of employee/director stock-based compensation expense was $260,000 and $156,000, respectively.  For the nine months ended December 31, 2011 and 2010, the recorded employee/director stock-based compensation expense was $754,000 and $483,000, respectively.  The increases for both periods were principally due to our board of directors granting options to purchase an aggregate of 47,685,000 shares of our common stock, at an exercise price of $0.06 per share, to all employees, directors and certain consultants in March 2011.  The majority of the options included in the March 2011grant vest ratably over three years.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2011 and 2010 were $156,000 and $43,000, respectively.  Depreciation and amortization expenses for the nine months ended December 31, 2011 and 2010 were $524,000 and $208,000, respectively.  The increase in depreciation and amortization expense is principally due to the depreciation of our new C5Tablet PC demonstration units of $56,000 and $154,000, respectively, and the tooling amortization associated with the C5 of approximately $60,000 and $170,000, respectively, for the three and nine months ended December 31, 2011.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended December 31, 2011 was $64,000 compared to $1,401,000 for the three months ended December 31, 2010, a decrease of $1,337,000.  Interest expense for the nine months ended December 31, 2011 was $155,000, compared to $3,695,000 for the nine months ended December 31, 2010, a decrease of $3,540,000.  The decreases in both periods are attributable primarily to the reduction in outstanding borrowings resulting from the exchange of all of our outstanding secured promissory notes for shares of our Series D Preferred Stock on December 16, 2010.  The interest expense of $64,000 and $155,000 in the three and nine months ended December 31, 2011, respectively, was attributable to borrowings associated with our working capital facility, as compared to $42,000 and $112,000 for the three and nine months ended December 31, 2010, respectively, from the same credit facility.

Other Expenses.  Other expenses for the three months ended December 31, 2011 were $11,000, compared to $6,000 for the three months ended December 31, 2010.  Other expenses for the nine months ended December 31, 2011 were $43,000, compared to $29,000 for the nine months ended December 31, 2010.

Net Income (Loss).  Net income for the three months ended December 31, 2011 was $284,000, as compared to a net loss of $2,075,000 for the three months ended December 31, 2010, an increase in income of $2,359,000.  The increase in income was primarily due to the increase in revenue and gross profit and the reduction in interest expense. The net loss for the nine months ended December 31, 2011 was $1,848,000 as compared to a net loss of $4,914,000 for the nine months ended December 31, 2010, a decrease of $3,066,000.  The decrease in net loss was due to the reduction in interest expense and the increase in revenue offset by an increase in operating expenses.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended December 31, 2011 was $1,088,000, compared to $2,557,000 for the three months ended December 31, 2010, a decrease of $1,469,000, due primarily to the increase in income of $2,359,000 offset by an increase in dividends of $890,000.  Net loss attributable to common stockholders for the nine months ended December 31, 2011 was $5,201,000, compared to $6,218,000 for the nine months ended December 31, 2010, a decrease of $1,017,000 attributable to the decrease in net loss of $3,066,000 offset by an increase in dividends of $2,049,000.  Our outstanding shares of preferred stock accrue cumulative dividends that are paid quarterly on the first day of June, September, December and March.  The dividends attributable to these shares for the three months ended December 31, 2011 and 2010 were $1,372,000 and $482,000, respectively.  The dividends attributable to these shares for the nine months ended December 31, 2011 and 2010 were $3,353,000 and $1,304,000, respectively.  The increase in dividends was attributable to the increase in the dividend rates on our existing preferred stock and the issuance of our Series D Preferred Stock in connection with our recapitalization on December 16, 2010 and subsequent private placements of our Series D Preferred Stock.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% through November 30, 2010, and was increased to 7.5% for periods after November 30, 2010 in connection with our recapitalization.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of our common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) 75% of the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date.  The dividend rate for the Series D Preferred Stock is 10%, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid in shares of our common stock and related dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended December 31, 2011 and 2010 and accrued and unpaid dividends as of December 31, 2011 and 2010 is as follows:

			Dividends
	Paid For Qtr Ended December 31,		Paid For Nine Months Ended December 31,		Accrued and Unpaid as of December 31,
	2011	2010	2011	2010	2011	2010
Series A Preferred Stock	$511	$267	$1,498	$805	$148	$136
Series B Preferred Stock	63	35	189	107	18	18
Series C Preferred Stock	204	106	598	322	59	55
Series D Preferred Stock	509	—	1,296	—	119	39

Liquidity and Capital Resources

For much of our history, the rate of growth in the market for our products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception and we expect to report a net loss through at least the end of our fiscal year ending March 31, 2012.  As of December 31, 2011, our working capital was $4,551,000 and our cash and cash equivalents were $917,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $108.5 million.  We reported quarterly net income for the three months ended December 31, 2011 for the first time in our history. We believe the strength of our iX104C5 product family combined with the growing tablet PC market and acceptance of the tablet form factor accounted for our recent revenue growth and improved profitability.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through affiliates of our principal stockholder, Phoenix Venture Fund LLC, or Phoenix.

On December 10, 2009, our wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement, or the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC.  Pursuant to the ARPA, as amended to date, most recently on December 30, 2011, FWC may purchase, in its sole discretion, eligible accounts receivable of our subsidiary on a revolving basis, up to a maximum of $8,500,000.  Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables or, less a discount of 0.52%.  In addition, our subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables and as a reserve amount.  The ARPA provides that advances of up to $1,200 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with our subsidiary for an account debtor outside North America may exceed $60,000 unless the subsidiary purchases credit insurance to cover the amount exceeding $60,000 for such account debtor.  On August 26, 2011, our subsidiary and FWC entered into an inventory finance rider to the ARPA to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days.  Eligible inventory is valued at the lower of cost or market value.  Prior to the execution of the rider, which gave our subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from our subsidiary, less a discount of 1.00%, under the ARPA.  In the December 30, 2011 amendment to the ARPA, the maximum amount of the eligible accounts receivable that FWC may purchase was increased from $4,750,000 to $8,500,000.

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

As of February 7, 2012, there were $1,778,000 borrowings outstanding under the ARPA.

On October 14, 2011, we raised net proceeds of $2,182,000 in a private placement through the issuance of 2,320,000 shares of our Series D Preferred Stock.  Philip Sassower, our Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of our Series D Preferred Stock in the private placement.

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

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in thousands of dollars)
Cash used in operating activities	$(268)	$(117)	$(422)	$(716)
Cash used in investing activities	(111)	—	(469)	(615)
Cash provided by financing activities	1,182	220	1,640	1,290
Cash and cash equivalents	917	348	917	348

Our operating activities used $268,000 of net cash for the three months ended December 31, 2011, as compared to $117,000 of net cash used by operating activities for the three months ended December 31, 2010, an unfavorable increase of $151,000.  The increase in net cash used by operating activities was primarily due to cash being used to fund a $4,464,000 increase in accounts receivable during fiscal 2012, as compared to a decrease in accounts receivable of $276,000 in fiscal 2011.  The increase in accounts receivable resulted from the timing of billing and collections of accounts receivable as our revenue increased by107% and approximately $6,400,000 of this revenue was billed in December 2011.  Net cash used by operating activities was also decreased by an unfavorable reduction in cash provided by prepaid expenses of $473,000, which was offset by a favorable reduction in the use of cash arising from the timing of payables of $2,993,000 and a favorable reduction in cash used by inventory of $485,000.  In addition, our profitable quarter resulted in the elimination of the net loss, net of items not affecting cash, of $1,584,000.  Our operating activities used $422,000 of net cash for the nine months ended December 31, 2011, as compared to $716,000 of net cash used in operating activities for the nine months ended December 31, 2010, a favorable decrease of $294,000, or approximately 41%.  The decrease in net cash used by operating activities is primarily due to a favorable decrease in the use of cash arising from the timing of payables of $2,763,000, a favorable reduction in the use of cash for inventory of $2,727,000 and a decrease in the net loss, net of items not affecting cash, of $1,206,000 offset by a reduction in cash resulting from the timing of billing and collections of accounts receivable of $6,066,000 and an unfavorable reduction in cash provided by prepaid expenses of $336,000.

Net cash used in investment activities for the three and nine months ended December 31, 2011 consists primarily of investments in demonstration units of our newly launched C5 Tablet PCs of $111,000 and $469,000, respectively.  For the nine months ended December 31, 2010, the cash used in investment activities consisted primarily of tooling equipment of $478,000 related to the C5.

Our financing activities provided $1,182,000 of net cash for the three months ended December 31, 2011 as compared to $220,000 of net cash provided in financing activities for the three months ended December 31, 2010.  For the nine months ended December 31, 2011 our financing activities provided $1,640,000, compared to $1,290,000 for the nine months ended December 31, 2010.  Net cash provided by financing activities for the three and nine months ended December 31, 2011, consisted of the net proceeds of $2,182,000 from the issuance of our Series D Preferred Stock in private placements and net repayments of our working capital facility of $1,012,000 and $566,000, respectively.  For the three and nine months ended December 31, 2010, net proceeds from the issuance of promissory notes and equity of $748,000 and $1,619,000, respectively, and net repayment of $528,000 and $329,000, respectively, from our working capital facility accounted for net cash provided by financing activities.

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

During the three months ended December 31, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended December 31, 2011, we had one customer that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2011, one customer located in the United States accounted for approximately 43% of our total revenue.  We previously announced that we have received purchase orders from this customer for the purchase of over 4,000 of our newly launched iX104C5 rugged tablet PCs, representing over $14,000,000 in revenue.  As a result, we expect that our concentration of total revenue with this one customer and in the United States, where the customer is located, will continue to be significant at least through the first quarter of our fiscal 2013.  After the purchases by this customer are completed, if we are unable to replace the revenue generated from this major customer, with revenue from other customers or resellers our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, we issued a total of 212,500 shares of common stock to Martin Janis & Company, Inc., who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in return for approximately $12,750 of investor relations services provided to us from October15, 2011 to November 14, 2011.  The issuance of the shares was made without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act, as the transaction did not involve a public offering, and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the recipient that the common stock could not be sold unless the sale is registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect. The shares were issued as follows:

Date Issued	Number of Shares	Price Per Share
October 15, 2011	106,250	$0.08
November 15, 2011	106,250	$0.08

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

XPLORE TECHNOLOGIES CORP.

Dated: February 13, 2012	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)