Form 10-K
period 2012-03-31
XPLORE TECHNOLOGIES CORP
filed 2012-06-25
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒

As of September 30, 2011, the aggregate market value of the common equity held by non-affiliates of the registrant was $5,828,721 based on the closing sale price of $0.05, as reported on the OTC Markets Group Inc.’s OTCQB Link.

As of May 31, 2012, the registrant 235,475,389 shares of common stock outstanding.

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

PART I

Item 1.  Business

Overview

Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ tablet personal computer (PC) systems, which we refer to as iX104, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and dusty conditions. The iX104 systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases. Except as otherwise indicated by the context, all references in this Annual Report on Form 10-K to “Xplore,” the “Company,” “we,” “us” and/or “our” are to Xplore Technologies Corp., a Delaware corporation, and its direct wholly-owned subsidiary, Xplore Technologies Corporation of America.

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

Recent Developments

We believe that Xplore is well positioned for future revenue growth in our markets with the launch of our fifth generation iX104C line of rugged tablet PCs in May 2011.  At a time when we believe awareness and demand for tablet computers is significantly increasing, Xplore has introduced a family of computers that, based upon third-party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

Our key initiatives for future revenue growth include the following:

●	New product development – based on customer and key industry participant inputs

●	Focus on military/government markets

●	Continued penetration into the Fortune 500/Global 2000 markets

●	Establishment of key relationships with new distributors

We have spent more than a decade on research, development and product improvements with each generation of our iX104.  Among our industry “firsts” is that we were the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities.  Xplore also pioneered what we believe are the best outdoor-readable display and wLAN wireless solutions.  Xplore’s signature iX104 computers have consistently been recognized for their ruggedness, versatility and best-in-class technologies.

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

We are very proud of our reseller network and continue to expand and improve our network to reach new markets and new geographies, as well as to create demand for our expanded product offering in our existing markets.  Our efforts have resulted in attracting new and significant relationships with Fortune 500 and Global 2000 companies.  On November 10, 2011, we announced that we had received purchase orders representing over $14 million in aggregate sales orders from one of the world’s largest utility companies.  Further, on January 31, 2012, we announced the receipt of a purchase order of over $2.8 million from one of the largest conventional oil and natural gas producers in North America.  On February 16, 2012, we announced the receipt of a follow-on $3.5 million purchase order from the major utility.  Partial shipment of these orders began in the third and fourth quarters of our fiscal year ended March 31, 2012.

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

We are a Delaware corporation. Shares of our common stock are quoted on the OTC Markets Group Inc.'s OTCQB Link™ quotation platform under the symbol XLRT.

Products

Our new product line consists of five different models developed for use in specific environments and applications:

●	iX104C5 DMSR™ – Dual-Mode Sunlight-Readable Xtreme Tablet

●	iX104C5 DM™ – Dual-Mode Xtreme Tablet

●	iX104C5 DML™ – Dual-Mode Lite Xtreme Tablet

●	iX104C5 M™ – Military Xtreme Tablet

●	iX104C5 DMCR™ – Dual-Mode Clean Room Xtreme Tablet

●	Armadillo System, which is an iX104C5M paired with an expandable active mounting dock for military applications.

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

Our family of iX computers offers the following features:

Rugged—We have designed and built our products from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability.  Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes.  Being designed to meet these specifications allows our products to withstand damage from being dropped onto concrete from up to four feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures that are as low as −49° Fahrenheit and as high as 160° Fahrenheit.  In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

Screen Technology —We strive to be a leader of screen technology with award winning displays.  We have designed our AllVue screen to be viewable in virtually all challenging lighting conditions, including direct sunlight and dimly-lit environments, with our latest models featuring an improved contrast ratio of 600:1.  Our screens also offer Dual Mode inputs – simultaneous use of a digital pen and/or finger to control the unit.  The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with auto switching capabilities.

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

Expand into New Rugged Product Markets

We continue to consider other market opportunities that are broader in scope and opportunity.  We believe, based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC), that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $6.8 billion by the end of 2013, and for the market for large form factor rugged devices to grow to $3.5 billion by the end of 2013.  We currently have five products in the large form factor segment of the rugged mobile computer market.

We believe our family of rugged tablet PCs are uniquely positioned to capitalize on the convergence of four current market trends:

●	the expanding wireless data movement;

●	the surge in consumer tablet offerings, spurred by the success of Apple’s iPad;

●	the transition toward rugged computing solutions in non-traditional office environments; and

●
the increasing awareness and adoption of more rugged mobile computers, such as tablet PCs, in the face of the failure rates for office-oriented computers that have been deployed into challenging operating environments.

We believe that many companies recognize that the total cost of computer ownership is improved by using rugged computing solutions.

Sales

Our customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users.  For fiscal year 2012, approximately 97% of our total revenues were attributable to sales through our distribution channels and approximately 3% of our total revenues were attributable to sales directly to our end-users.  We currently have relationships with more than 120 distributors.  Our distributors generally have large sales organizations that in turn sell our products to entities that are the ultimate end-users.  Our distributors include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2012, we had one reseller located in the United States, Prosys Information Systems Inc., that accounted for approximately 37% of our revenue.

As of March 31, 2012, we had a sales team of ten individuals that have geographic responsibilities for direct and indirect sales opportunities.  Our sales team works closely with our distributors in defined regions.  Our distributors are currently selling our products into the public safety, utility, telecom, field service, warehousing logistics, transportation, oil and gas, manufacturing, route delivery, military and homeland security markets.

Our total revenue increased significantly, by approximately 55%, in fiscal 2012 from fiscal 2011 on the strength of the large orders discussed above.  Our North American revenue was approximately 74% of total revenue in fiscal year 2012, as compared to approximately 52% of total revenue in fiscal year 2011.  The increase in North American revenue from fiscal year 2011 to fiscal year 2012 was primarily attributable to the large volume orders from our large utility customer in the United States.

Marketing

We have various marketing programs aimed at increasing awareness of our products and services, product management and corporate communications.  Key elements of our marketing programs include:

●	Participation in targeted industry trade shows and conferences;

●	Editorial coverage and advertisements placed in targeted vertical market, technology and business mediums, including specific industry publications;

●	Product marketing refinement by obtaining customer feedback through data collected by our customer support team, as well as through surveys;

●	Use of our web site for communications, as well as customer and channel support capabilities;

●	Inclusion of customers, industry experts and others in the product development and testing cycles; and

●	Development of proven case studies or application papers for specific vertical market applications.

We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communications systems to a project, agents that specialize in rugged mobile computing devices and other consultants.  We believe that one of the driving forces behind these relationships is to produce an active project in which the combination of our systems with the application software and support services seeks to provide a tailored solution designed to meet specific customer needs.

The market pricing for rugged computers is higher than that for commercial grade computers used in traditional office settings.  We believe that the higher pricing reflects our theory that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower than the cost of a non-rugged computer.  In fact, several of our customers have disclosed in our customer-based market research studies that they experienced higher direct costs using non-rugged devices (e.g. more frequent damage, information retrieval costs, replacement costs), as well as higher indirect costs, such as prolonged downtime.

We recognize that, as a small company, our key to success depends on our ability to provide better products than our larger competitors and to be more responsive to our customers’ needs.  Some of our product innovations, such as the AllVue screen and the Dual Mode functionality, were the result of customer feedback.  When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging customers in the design process.  We believe that this process, combined with our flexibility to make quick decisions with the support of our contract manufacturer, Wistron, has enabled us to deliver products and market leading technology ahead of our competitors.

Market Segments

We target a number of different sectors in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Logistics.  We believe globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities.  These operations typically require real time price modifications, product introductions and transitions, and timely inventory management.  We believe that this sector will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems.  Our end-users in this sector include Daimler AG.

Utilities & Energy.  Generally, utilities and energy related companies continuously have to respond to customers’ requests and power outages expeditiously and efficiently to remain competitive.  We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system.  Hydro One in Canada and Essent in Europe are end-users of our products in this sector.

Telecommunications.  Generally, telecom related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive.  We believe the reliable and real-time movement of information to and from the field is vital to the success of any field automation system.  Arkansas Utility is an end-user of our products in this sector.

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

Military.  As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this sector will represent a significant opportunity for our products.  In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment.  The military market sector includes ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.  Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force.  In addition, we are working with VT Miltope on penetrating the military vertical with our iX104C4M Series and the Armadillo System, an expandable multi-mission tablet and active dock computer system for vehicle-mounted and dismounted applications.

Field Service.  According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry.  This market segment includes mobile technicians from the telecommunications, cable and appliance sectors, who typically must have real time access to mission critical data, including work tickets, schematics, manuals, customer service records, inventory levels and order status.  We believe that companies in this market sector recognizes that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies.  Our end-users in this market segment include Dycom, Boeing and HydroChem.

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

We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  Additional form factors, operating systems and screen technologies are being considered for integration into our rugged platform as we seek to expand into additional markets.  During the fiscal years ended March 31, 2012 and 2011, we expended $1,923,000 and $2,063,000, respectively, on research and development activities, none of which is borne by our customers.

Competition

Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements.  To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.  We believe that the principal competitive factors affecting the market for our products are the product’s performance, features and reliability, price, customer service, reputation in the industry and brand loyalty.  We believe that our strongest competitive advantages are our products’ durability and reputation in the industry.  In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

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

Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of 36 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications.  The initial term of our agreement with Wistron was for one year and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term.  The Wistron agreement most recently automatically renewed for a one-year term in July 2011.  In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days notice.

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

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology.  We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology.  We have four U.S. patents and one Canadian patent, along with four U.S. patent applications related to proprietary elements of our new iX104C5 family of products and one patent application for our wireless dock.  We are seeking to obtain additional patent protection for certain key components of our technology, as well as obtaining protection in certain other international jurisdictions.  Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently.  In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We do not believe that our products infringe on the proprietary rights of any third parties.  There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products.  In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property right to technologies or marks that are important to our business.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into a royalty or licensing agreement, any of which could delay the development and commercialization of our products.

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

Employees

As of March 31, 2012, we had 40 full-time employees, of which 24 were employed in the operations, engineering, research and development and customer support areas, six were involved in corporate, finance and administrative areas and ten were employed in sales and marketing.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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

We have incurred net losses in each fiscal year since our inception.  For our fiscal year ended March 31, 2012, we incurred a net loss of approximately $500,000.  In addition, as of March 31, 2012, our accumulated deficit was approximately $135.6 million.  Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses at least through our fiscal year 2013, as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

If we fail to obtain additional financing when needed, we may be unable to complete the development and commercialization of our future products or may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other products.

Our operations have consumed substantial amounts of cash since inception.  From our inception in 1996, we have financed our operations and met our capital expenditure requirements primarily from debt and equity financings totaling approximately $108.5 million.  We expect to continue to spend substantial amounts to complete the development and commercialization of our future products and to continue our research and development efforts, including those to advance our current product line.  As of March 31, 2012, our working capital was approximately $6.1 million and our cash and cash equivalents were approximately $200,000.  We believe that cash flow from operations, together with advances under our financing arrangement with a specialty finance company and, if necessary, financial support from Phoenix Venture Fund LLC and its affiliates (together “Phoenix”), our significant stockholder, will be sufficient to fund our anticipated operations through the balance of our fiscal year 2013.  However, we may seek to access the public or private markets before such time, whenever conditions are favorable or appropriate, even if we do not have an immediate need for additional capital at that time.  It is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.  To the extent we raise additional funds by issuing equity, our current stockholders may experience significant dilution.  Any debt financing, if available, may require us to agree to restrictive covenants that could negatively impact our ability to manage our business.  Any additional debt financing would also result in a reduction in amounts payable to our stockholders upon a sale or liquidation of our business.  Due to the volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital when we need to raise additional funds.  If we are not able to obtain financing when needed or on acceptable terms, we would likely be unable to carry out our business plan, and would have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, the occurrence of which could significantly harm our business and prospects and could cause our stock price to significantly decline.

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

In fiscal year 2012, more than 10% of our revenue was derived from one of our customers.  If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2012, one reseller, Prosys Information Systems, Inc., accounted for approximately 37% of our total revenue, for one end-user customer, and in fiscal year 2011, one reseller, ID Sys Int’l Systems Consult GMB, accounted for approximately 11% of our total revenue.  If we are unable to replace revenues generated from one of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

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

We currently rely primarily on Wistron for the manufacture of our products. Our reliance involves a number of risks, including:

●	reduced management and control of component purchases;

●	reduced control over delivery schedule and quality assurance;

●	reduced control over manufacturing yields;

●	lack of adequate capacity during periods of excess demand;

●	limited warranties on products supplied to us;

●	potential increases in prices;

●	interruption of supplies from assemblers as a result of fire, natural calamity, strike or other significant events; and

●	misappropriation of our intellectual property.

Our business is therefore dependent upon Wistron for their manufacturing abilities.  During the fiscal years ended March 31, 2012 and 2011, we purchased inventory and engineering services of approximately $13.7 million and $10.5 million, respectively, from Wistron.  Our agreement with Wistron contains a provision that allows for termination for any reason.  We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed.  The availability of Wistron and the amount and timing of resources to be devoted by Wistron to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business.  The loss of Wistron, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry.  Our primary competitors in the mobile rugged computer market include DRS Technologies, Inc. and GD/Itronix in the tablet PC market and Panasonic in the notebook market.  We also face competition from manufacturers of nonrugged mobile computers, such as Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:

●	product performance, features and reliability;

●	price;

●	name recognition; and

●	product availability and lead times.

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

We are subject to risks by doing business outside of the United States that could impair our ability to grow our revenues.

In the fiscal years ended March 31, 2012 and March 31, 2011, approximately 37% and 60%, respectively, of our revenue was comprised of sales made outside of the United States.  Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

●	increases in duty rates, exchange or price controls;

●	governmental currency controls;

●	import restrictions;

●	political, social and economic changes and disruptions;

●	in certain jurisdictions, reduced protection for our intellectual property rights; and

●	difficulty in enforcing contracts or legal rights under foreign legal systems.

The occurrence of any one these risks could impair our ability to grow our revenues.

If we are unable to retain key personnel we may not be able to execute our business strategy.

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our chairman and chief executive officer, Mark Holleran, our president and chief operating officer, Michael J. Rapisand, our chief financial officer and corporate secretary, and Bryan Bell, our vice president of engineering.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in workforce in the past, and because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need.  Our relationships with most of our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

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

We provide, and will continue to provide, forecasts of our demand to our contract manufacturer prior to the scheduled delivery of products to our customers.  If we overestimate our requirements, our contract manufacturer may have excess component inventory, which could increase our costs.  If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues.  In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.  We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase the costs of our products.

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

Risks Relating to Ownership of our Common Stock

As of May 31, 2012, two of our stockholders, Philip S. Sassower and Phoenix Venture Fund LLC, and other entities controlled by Mr. Sassower, own voting securities representing approximately 37.4% of the voting power of all of our voting securities, and thus have effective control over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, which is co-managed by Philip S. Sassower, our chairman and chief executive officer, and Andrea Goren, one of our directors, owns voting securities representing approximately 24.0% of the total voting power of our outstanding voting securities.  In addition, Mr. Sassower, personally and through other entities controlled by him, controls, in the aggregate, voting securities representing approximately 13.4% of the total voting power of our outstanding voting securities. Thus, Phoenix Venture Fund and Mr. Sassower, together, control in the aggregate, approximately 37.4% of the total voting power of our outstanding voting securities.  Accordingly, Phoenix Venture Fund and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

Our common stock is quoted on the OTC Markets Group Inc.'s OTCQB Link quotation platform.  Trading in our common stock has been somewhat limited. There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

The trading price of our common stock has been highly volatile and may continue to fluctuate substantially.  We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

●	announcements of developments related to our business;

●	quarterly fluctuations in our actual or anticipated operating results;

●	announcements of technological innovations;

●	new products or product enhancements introduced by us or by our competitors;

●	developments in patents and other intellectual property rights and litigation;

●	developments in our relationships with our third party manufacturers and/or strategic partners;

●	developments in our relationships with our customers and/or suppliers; and

●	general conditions in the economy worldwide.

In addition, in recent years the stock market in general, and the market for shares of small capitalization technology companies in particular, has experienced substantial price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of affected companies.  Any fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

We do not expect to pay dividends on our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our corporate functions, along with sales support, marketing, finance, engineering and operating groups, at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2014, and has a current annual base rent, before reimbursable operating expenses, of approximately $165,000.  We believe that our present facilities are suitable for our existing and planned operations.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.'s OTCQB Link quotation platform under the symbol “XLRT”. We have one class of common stock and four classes of preferred stock. As of May 31, 2012, there were 248 registered holders of record of our common stock, and the closing price of our common stock on the OTCQB Link was $0.036.  The following table sets forth the high and low sales price of our common stock, on the OTCQB Link since February 17, 2011 and on the OTC Bulletin Board prior to February 17, 2011, for each quarterly period during the fiscal years ended March 31, 2012 and 2011 as quoted in U.S. dollars.

	US $
PERIOD	High	Low

Fiscal Year Ended March 31 2012:
First Quarter	0.14	0.04
Second Quarter	0.15	0.04
Third Quarter	0.08	0.03
Fourth Quarter	0.08	0.04
Fiscal Year Ended March 31, 2011:
First Quarter	0.25	0.07
Second Quarter	0.08	0.06
Third Quarter	0.16	0.01
Fourth Quarter	0.14	0.03

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

The dividend rate for our Series D Preferred Stock is 10% of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid, at our option, in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. No dividends may be paid on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

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

None.

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

Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market.  We believe we are positioned for future revenue growth in our addressable markets with the launch of our fifth generation iX104C line of rugged tablet PCs in May 2011.  At a time when we believe awareness and demand for tablet computers is significantly increasing, we have introduced a family of computers that, based upon third-party certifications, surpasses the standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

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

We believe that the market’s response to our iX104 has been favorable as evidenced by our revenue growth of approximately 55% from fiscal 2011 to fiscal 2012.  The growth in revenue was principally due to significant orders received during the third and fourth quarter of our 2012 fiscal year.  On November 10, 2011, we announced that we had received purchase orders representing over $14 million in aggregate sales orders from one of the world’s largest utility companies.  Further, on January 31, 2012, we announced the receipt of a purchase order of over $2.8 million from one of the largest conventional oil and natural gas producers in North America.  On February 16, 2012, we announced the receipt of a follow-on $3.5 million purchase order from the major utility.  Partial shipment of these orders began in the third and fourth quarters of our fiscal year ended March 31, 2012.  As a result, our revenue for the three months ended March 31, 2012 was $10,832,000, representing the largest dollar amount of revenue for any quarter in our history.  For the three months ended March 31, 2012 we also had net income of $1,325,000.  We ended our fiscal year 2012 with two consecutive quarters of net income for the first time in our history.

Management believes that if we can gain more marketplace awareness of our iX104 tablet PC family of products, we should also be able to increase our future revenue.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2012 and 2011 and for each of years in the two year period ended March 31, 2012. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves.  Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly.  The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party.  Warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by Wistron; however, we also provide the coverage on some of our obligations for which we establish related reserves at the time of sale.  If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.  Our estimates have not required significant adjustment due to actual experience.

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

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 9 to these consolidated financial statements for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options. We use historical data to estimate pre-vesting forfeitures, and we record stock -based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company's history and future expectations of dividend payouts.

The assumptions used in calculating the fair value of stock-based compensation expense and related tax effects represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our stock-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.

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

Fiscal Year Ended March 31, 2012 vs. Fiscal Year Ended March 31, 2011

Revenue.  Total revenue for the fiscal year ended March 31, 2012 was $27,528,000, as compared to $17,759,000 for the fiscal year ended March 31, 2011, an increase of $9,769,000, or approximately 55%.  The increase in revenue was attributable to an increase in unit sales of approximately 54%, along with an increase in our average selling prices of approximately 1%.  The increase in unit sales was principally attributable to the fulfillment of a portion of the previously announced purchase orders we received in the second half of our fiscal year 2012, approximating $20,300,000.  The increase in average selling prices was principally due to a more favorable product mix.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 63% of our revenue in the year ended March 31, 2012 was derived from sales in the United States and approximately 11% of that revenue was derived from sales in Canada.  The United States, Germany and Canada accounted for approximately 40%, 13% and 12%, respectively, of our revenue during the year ended March 31, 2011.  At March 31, 2012, we had one reseller customer, Prosys Information Systems Inc., who had a receivable balance accounting for approximately 71% of our total outstanding accounts receivables.  We collected the receivable balance with this reseller subsequent to our fiscal year end.

In any year a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2012, we had a reseller customer located in the United States who accounted for approximately 37% of our total revenue, all of which was for sales to one end-user.  For the fiscal year ended March 31, 2011, we had one customer located in Germany who accounted for approximately 11% of our total revenue.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2012 was $19,140,000, compared to $12,338,000 for the year ended March 31, 2011, representing an increase of $6,802,000, or approximately 55%.  The increase was primarily due to the aforementioned increase in unit sales.

We rely on a single supplier for the majority of our finished goods.  At March 31, 2012 and 2011, we owed this supplier $3,858,000 and $971,000, respectively, which we recorded in accounts payable and accrued liabilities.  The inventory purchases and engineering services from this supplier during the years ended March 31, 2012 and 2011 were $13,687,000 and $10,453,000, respectively.

Gross Profit.  Total gross profit increased by $2,967,000, to $8,388,000 (30.5% of revenue) for the year ended March 31, 2012 from $5,421,000 (30.5% of revenue) for the year ended March 31, 2011.  The increase in gross profit for the year ended March 31, 2012 as compared to the prior year was attributable to the increase in revenue and unit sales.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2012 were $3,763,000, compared to $2,995,000 for the year ended March 31, 2011.  The increase of $768,000, or approximately 26%, was due to an increase in sales commissions of $221,000 associated with the increase in revenue, an increase in expenses related to demonstration units of $216,000 associated with the product launch and marketing of our iX104C5, an increase in our headcount related costs of $207,000 for increases in sales and marketing staffing, which included the hiring of a vice president of marketing, in addition to an increase in travel costs of $112,000 associated with the higher sales level, partially offset by a decrease in stock compensation of $35,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for year ended March 31, 2012 were $1,525,000, as compared to $2,063,000 for the year ended March 31, 2011, a decrease of $538,000, or approximately 26%.  Our accrued liabilities as of March 31, 2011 included an estimated $398,000 in engineering services related to the development of a rugged notebook PC by an outside supplier during fiscal 2009.  We were never billed for these services, and the related statutory period for collection lapsed in fiscal 2012.  In the fourth quarter of fiscal 2012, we eliminated the engineering accrual of $398,000, resulting in a reduction in product research, development and engineering expense in that amount.  Excluding the elimination of the accrual related to the development of our rugged notebook, engineering expenses declined by $140,000, or approximately 7%.  During the year ended March 31, 2012, our product development focus was very limited, with our primary focus on the completion and testing of the C5, which was launched in May 2011, and the development of new docking accessories, including a wireless docking system.  In contrast, during the year ended March 31, 2011, our major development activities related to the C5 occurred and were completed and, as such, the scope of such work was greater.  The decrease in product development related expenses arising from reduced activities was $325,000 and the decline in stock compensation was $74,000.  These declines were offset by an increase in headcount related costs of $145,000, primarily associated with the hiring of employees for positions that were open in fiscal 2011, new incentive compensation of $71,000 for meeting product enhancement and revenue performance objectives and an increase in patent filing costs of $43,000 for C5 patents.

General Administration Expenses.  General administration expenses for the year ended March 31, 2012 were $3,337,000, compared to $2,974,000 for the year ended March 31, 2011, an increase of $363,000, or approximately 12%.  The increase consists of new incentive compensation of $221,000 for meeting revenue and cash flow performance objectives, charges of $165,000 for settlement of patent infringement claims and an increase in headcount related costs of $151,000 for staffing upgrades and the hiring of a vice president of operations.  These increases were offset by a decrease in stock compensation of $143,000, a decrease in professional fees of $16,000 and other various expense reductions of $15,000.

For our fiscal years 2012 and 2011, the fair value of employee stock-based compensation expense was $790,000 and $1,055,000, respectively.  The decrease in expense of $265,000 for fiscal year 2012 primarily results from differences in the timing of the issuances of grants and the value of our common stock at respective issuance dates.  Of the current grants outstanding, approximately 85% were issued on March 29, 2011, when our board of directors granted options to purchase an aggregate of 47,685,000 shares of common stock, at an exercise price of $0.06 per share, to all employees, directors and certain consultants.  One-fourth of each granted option vested immediately, with the remainder vesting annually over three years.  In connection with the grant, all of our executive officers other than our chief executive officer voluntarily terminated all of their rights to outstanding option grants aggregating 6,201,395 shares of common stock.  The fair value of the option grants with immediate vesting, reduced by the voluntarily terminated shares that were not vested, resulted in the recognition of approximately $466,000 of stock compensation expense in the fourth quarter of the year ended March 31, 2011.  We recorded stock-based compensation expense in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2012 and 2011 were $647,000 and $310,000, respectively, an increase of $337,000.  The increase in depreciation and amortization expense was due to the tooling amortization associated with the C5 of approximately $169,000 and the depreciation of our new C5 tablet PC demonstration units of $167,000.  We recorded depreciation and amortization expense in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2012 was $221,000, compared to $3,735,000 for the year ended March 31, 2011.  The decrease of $3,514,000 was attributable primarily to the reduction in outstanding borrowings resulting from the exchange of all of our outstanding secured subordinated promissory notes for shares of our Series D Preferred Stock on December 16, 2010.  This decrease was partially offset by interest expense of $202,000 attributable to borrowings associated with our working capital facility in fiscal 2012, as compared to $145,000 in interest expense from the same credit facility for the previous year.

Other Expense.  Other expense for the year ended March 31, 2012 was $65,000, compared to $43,000 for the year ended March 31, 2011.

Net Loss.  The net loss for the year ended March 31, 2012 was $523,000 ($0.00 per common share) compared to a net loss of $6,389,000 ($0.04 per common share) for the year ended March 31, 2011.  The $5,866,000 decrease in our net loss in fiscal 2012, and the decrease in the loss per common share, was primarily due to the decrease in interest expense of $3,514,000 and the reduction in our operating loss of $2,374,000 primarily attributable to the increase in revenue.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the year ended March 31, 2012 was $5,124,000, compared to $9,247,000 for the year ended March 31, 2011, a decrease of $4,123,000.  This decrease was due to a decrease in net loss of $5,866,000 offset by an increase in dividends to our preferred stockholders of $1,743,000.  Our outstanding shares of preferred stock accrue cumulative dividends that are paid quarterly on the first day of June, September, December and March.  The dividends attributable to these shares for the years ended March 31, 2012 and 2011 were $4,601,000 and $2,858,000, respectively.  The increase in dividends was attributable to the increase in the dividend rates on our existing preferred stock and the issuance of our Series D Preferred Stock on December 16, 2010 in connection with our recapitalization, and the issuance of additional shares of our Series D Preferred Stock on February 23, 2011 and October 14, 2011 in connection with two private placements.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% per annum through November 30, 2010 and was increased to 7.5% per annum for periods after November 30, 2010 in our recapitalization.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of our common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock is 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid in shares of our common stock and related dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the years ended March 31, 2012 and 2011 and accrued and unpaid dividends as of March 31, 2012 and 2011 are as follows (in thousands of US dollars):

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2012	2011	2012	2011
Series A Preferred Stock	$1,940	$1,330	$201	$262
Series B Preferred Stock	243	176	25	35
Series C Preferred Stock	774	531	80	105
Series D Preferred Stock	1,732	388	178	170

Liquidity and Capital Resources

Until recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated.  We have incurred net losses in each fiscal year since our inception, and we may report operating losses through at least the end of our fiscal year ending March 31, 2013.  As of March 31, 2012, our working capital was $6.1 million and our cash and cash equivalents were approximately $200,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily with proceeds from private and public sales of debt and equity securities totaling approximately $108.5 million.  We believe the strength of our iX104C5 product family combined with the growing tablet PC market and acceptance of the tablet form factor accounted for our recent revenue growth and improved profitability.  We ended fiscal 2012 with two consecutive quarters of net income for the first time in our history, due to revenue growth attributable to the fulfillment of a portion of the previously announced purchase orders we received in our third and fourth quarter of fiscal 2012, approximating $20,300,000.

Sources of capital that are immediately available to us are through a credit facility with a specialty finance company and through Phoenix, our principal stockholder.

On December 10, 2009, our wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement, or the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC.  Pursuant to the ARPA, as amended to date, FWC may purchase, in its sole discretion, eligible accounts receivable of our subsidiary on a revolving basis, up to a maximum of $8,500,000.  Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables or, less a discount of 0.52%.  In addition, our subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  FWC also retains 15% of the purchase price of the purchased receivables and as a reserve amount.  The ARPA provides that advances of up to $1,200,000 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with our subsidiary for an account debtor outside North America may exceed $60,000 unless the subsidiary purchases credit insurance to cover the amount exceeding $60,000 for such account debtor.  On August 26, 2011, our subsidiary and FWC entered into an inventory finance rider to the ARPA to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days.  Eligible inventory is valued at the lower of cost or market value.  Prior to the execution of the rider, which gave our subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from our subsidiary, less a discount of 1.00%, under the ARPA.  In the December 30, 2011 amendment to the ARPA, the maximum amount of the eligible accounts receivable that FWC may purchase was increased from $4,750,000 to $8,500,000.

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

As of June 12, 2012, there were no borrowings outstanding under the ARPA.

On October 14, 2011, we raised net proceeds of $2,182,000 in a private placement through the issuance of 2,320,000 shares of our Series D Preferred Stock.  Philip Sassower, our chairman of the board and chief executive officer, purchased 500,000 shares of our Series D Preferred Stock in the private placement.

We believe that cash flow from operations, together with borrowings under the ARPA will be sufficient to fund our anticipated operations, working capital, capital spending and debt service for fiscal year 2013.  If necessary, we may also seek continued financial support from our significant stockholder, Phoenix Venture Fund LLC and its affiliates (together, “Phoenix”).  However, we may seek to access the public or private markets whenever conditions are favorable even if we do not have an immediate need for additional capital at that time.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2012	2011
	(in thousands of US dollars)
Net cash used in operating activities	$(1,079)	$(2,108)
Net cash used in investing activities	(543)	(682)
Net cash provided by financing activities	1,653	2,569
Cash and cash equivalents at year end	199	168

Net cash used in operating activities in fiscal year 2012 was $1,079,000, as compared to $2,108,000 in fiscal year 2011, a favorable decrease of $1,029,000, or approximately 49%.  The decrease was principally due to a favorable decrease in our net loss, net of items not affecting cash, of $3,561,000, a favorable decrease in the use of cash arising from the timing of accounts payable of $3,718,000, a favorable reduction in the use of cash for purchases of inventory of $1,245,000, offset by a reduction in cash resulting from the timing of accounts receivable billings and collections of $7,207,000, primarily due to a significant increase in billings in the last month of fiscal year 2012 and an unfavorable reduction of cash provided by prepaid expenses of $288,000.

Net cash used in investment activities consists of additions to fixed assets and demonstration units.  For the year ended March 31, 2012, the cash used in investing activities principally consist of demonstration units of our newly launched C5 tablet PC’s.  For the year ended March 31, 2011, the cash used in investing activities consisted primarily of tooling equipment of $478,000 related to the C5 and demonstration units.

Net cash provided by financing activities for the years ended March 31, 2012 and 2011 was $1,653,000 and $2,569,000, respectively.  Net cash provided by financing activities for the year ended March 31, 2012 consists of net proceeds from the issuance of Series D Preferred Stock of $2,182,000 in a private placement, plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan of $37,000, less net repayments of our working capital credit facility of $566,000.  Net cash provided by financing activities for the year ended March 31, 2011 consisted of net proceeds from the issuance of promissory notes in a private placement of $1,593,000, which notes were subsequently exchanged for Series D Preferred Stock and warrants, net proceeds from issuance of Series D Preferred Stock in a private placement of $937,000, plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan and a private placement of $28,000 plus net borrowings of $11,000 of our working capital credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-20 of this annual report and incorporated in this Item 8 by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2012, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of our company as of May 31, 2012:

Name	Age	Positions with our Company
Philip S. Sassower	72	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	54	President and Chief Operating Officer
Michael J. Rapisand	52	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	51	Vice President of Engineering
Steven C. Linahan Kent Misemer	59 63	Vice President of Operations Director
Andrea Goren	44	Director
Ben Irwin	52	Director
Thomas F. Leonardis	67	Director
Brian E. Usher-Jones	66	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has served as a member of our board of directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996.  From January 10, 2008 to January 7, 2010, Mr. Sassower served as a director of The Fairchild Corporation, a motorcycle accessories and aerospace parts and services company, and from May 13, 2008 to January 7, 2010, Mr. Sassower served as Chairman of the Board and Acting Chief Executive Officer of The Fairchild Corporation.  On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware.  On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of Communication Intelligence Corporation (OTCQB: CICI), an electronic signature solutions and biometric signature verification company.  Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder, which we refer to in this proxy statement as Phoenix.  Mr. Sassower’s qualifications to serve on our board of directors include more than 40 years of business and investment experience.  Mr. Sassower has extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

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

Steven C. Linahan became our Vice President of Operations in May 2011.  Prior to joining us, Mr. Linahan was a self employed Manufacturing and Supply Chain consultant since January 2009.  Prior to becoming a consultant, Mr. Linahan was Vice President, Operations/Supply Chain at TippingPoint Technologies, Inc., a network-based security hardware manufacturer, from July 2007 to December 2009.  Prior to joining TippingPoint, Mr. Linahan was Director, Supply Chain at ClearCube Technology, Inc., a manufacturer of centralized computing and virtual desktop solutions.

Andrea Goren has served as a member of our board of directors since December 2004.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003, and has been associated with Phoenix Enterprises LLC since January 2003.  On August 11, 2011, Mr. Goren was appointed as Chief Financial Officer of Communication Intelligence Corporation (OTCQB: CICI), for whom he had served as Chief Financial Officer since December 2010.  Mr. Goren has also served as a director of Communication Intelligence Corporation since August 5, 2010.  Prior to joining SG Phoenix LLC, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002.  From January 10, 2008 to January 7, 2010, Mr. Goren served as a director of The Fairchild Corporation.  Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder.  Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 12 years of private equity investing.  Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies in which SG Phoenix LLC has invested.

F. Ben Irwin has served as a member of our board of directors since May 2009.  Mr. Irwin has been President and Owner of Rejen Inc, a re-manufacturer and retailer of inkjet and laser toner cartridges, since September 2005.  Prior to that, Mr. Irwin served as Senior Vice President of Engineering of Itronix Corp., a designer and manufacturer of rugged laptop and handheld computing products, from July 2000 to February 2005.  Mr. Irwin’s qualifications to serve on our board of directors include his industry experience and knowledge acquired while he was with Itronix Corp.

Thomas F. Leonardis has served as a member of our board of directors since June 2005. Mr. Leonardis has been Chief Executive Officer of Ember Industries, Inc., a contract electronics manufacturer, since November 2001.  Mr. Leonardis served as a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products, from November 2001 to March 2008.  Mr. Leonardis’ qualifications to serve on our board of directors include his industry experience and knowledge acquired during the nine years he has served at Ember Industries, Inc. and while serving as a director of DataMetrics Corporation.

Kent Misemer has served as a member of our board of directors since November 2011.  From 2003 through 2009, Mr. Misemer was the Chief Executive Officer and President of Liberty Propane, LLC, a portfolio company of Sterling Capital Partners, an independent retail propane company, which was sold in December 2009.  Previously, Mr. Misemer was the President and Chief Executive Officer of Propane Continental.  In addition to being a co-founder of Liberty Propane, Mr. Misemer was also involved in the creation of Propane Continental and Tri-Power Fuels, Inc.  Mr. Misemer serves as a director and member of the audit committee of Cornerstone Records Management, LLC, a private data storage and offsite data management company.  Mr. Misemer formerly served as a director of Pro-Tech Industries, Inc. (OTCQB: PTCK) through January 2012, a regional leader in design/build services for the Fire Life Safety, alarm/detection, electrical and voice/data communications infrastructure segments.  Mr. Misemer’s qualifications to serve on our board of directors include his over 30 years of executive management experience in the propane industry supply chain, as well as other industries.

Brian E. Usher-Jones has served as a member of our board of directors since 1996.  Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker.  Mr. Usher-Jones is currently a director of Newlook Industries Corp. and Wireless Age Communications Inc.  From November 2000 to September 2006, Mr. Usher-Jones served as Chairman and Chief Executive Officer of Oromonte Resources Inc., a mining exploration company.  From November 2002 to September 2005, Mr. Usher-Jones served as Chairman of Greenshield Resources Ltd., a mining exploration company.  Mr. Usher-Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001.  Mr. Usher-Jones’ qualifications to serve on our board of directors include his service as our Treasurer and Interim Chief Financial Officer and his significant executive-level and financial management experience at private and public companies.

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2012 fiscal year except for one late Form 4 filing for Phoenix Venture Fund LLC.

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

Audit Committee

The members of our Audit Committee are Brian E. Usher-Jones, Kent Misemer and Thomas Leonardis.  Our board of directors has determined that Brian E. Usher-Jones meets the criteria of an “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934.  Mr. Usher-Jones is an independent director as defined under the rules of The NASDAQ Stock Market.  Mr. Usher-Jones’ background and experience include being a chartered accountant and Chief Financial Officer of Nesbitt Thomson and Company, LTD.

Item 11.  Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2012 and 2011 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2012.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)	Bonus US($)	Stock Awards US($)(1)	Option Awards US($)(1)	Total US($)
Philip S. Sassower— Chief Executive Officer(2)	2012 2011	— —	— —	10,000(3) —	20,281(3) 29,881(3)	30,281 29,881
Mark Holleran— President and Chief Operating Officer	2012 2011	250,000 200,000(4)	204,283(6) 84,683(6)	— 50,000(4)	173,759 259,587	628,042 594,270
Michael J. Rapisand— Chief Financial Officer and Corporate Secretary	2012 2011	180,000 150,000(7)	54,000(8) —(8)	— 30,000(7)	66,830 68,471	300,830 248,471

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

(3)
Mr. Sassower was entitled to receive fees for fiscal years 2012 and 2011 in connection with being a member of our Board of Directors.  For fiscal year 2012, Mr. Sassower accepted Series D Preferred Stock of 10,000 shares.  For fiscal year 2011, Mr. Sassower accepted options to purchase 150,000 shares of our common stock in lieu of such fees.  Such amount includes those options.

(4)	Mr. Holleran accepted 50,000 shares of our Series D Preferred Stock in April 2011 in lieu of $50,000 of cash compensation for fiscal 2011.

(6)
Under the terms of Mr. Holleran’s employment agreement, in fiscal years 2012 and 2011 he had the opportunity to earn a cash performance bonus of up to 100% of his base salary ($250,000) based on the achievement of various objectives, including revenue, cash flow and profitability objectives.  Mr. Holleran’s bonuses of $92,283 and $84,683 paid in fiscal years 2012 and 2011, respectively, were based on his efforts in managing our sales team.  Further, in fiscal 2012, Mr. Holleran earned $112,000 of the performance bonus under his employment agreement as certain revenue, cash flow and profitability objectives were achieved.  In fiscal 2011, Mr. Holleran did not receive any performance bonus under his employment agreement as the objectives were not achieved.

(7)	Mr. Rapisand accepted 30,000 shares of our Series D Preferred Stock in April 2011 in lieu of $30,000 of cash compensation for fiscal 2011.

(8)
Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2012 and 2011, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of revenue, cash flow and profitability objectives.  In fiscal 2012, Mr. Rapisand earned $54,000 of the performance bonus as certain revenue, cash flow and profitability objectives were achieved.  The objectives under Mr. Rapisand’s MBO plan were not achieved in fiscal year 2011 and no bonus was earned or paid.

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

Each of our named executive officers (other than Philip S. Sassower) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 6 and 8 in the summary compensation table for fiscal years 2012 and 2011.  The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

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

On May 14, 2010, our board of directors granted an aggregate of 1,835,000 restricted share awards, which vested on March 31, 2011, to certain employees, including an aggregate of 1,100,000 share awards granted to our executive officers other than our Chief Executive Officer, in lieu of cash compensation for fiscal year 2011.  On February 23, 2011, our board of directors modified awards to the executive officers and replaced the 1,100,000 shares of common stock with 110,000 shares of our Series D Preferred Stock.  On March 31, 2011, 525,625 shares of our common stock and 110,000 shares of our Series D Preferred Stock that were granted became fully vested.  The market value of the common stock was $0.11 on the date of grant, and the intrinsic value of the restricted shares of approximately $149,000 was recognized as compensation expense in fiscal 2011.

On March 29, 2011, our board of directors granted options to purchase an aggregate of 47,685,000 shares of common stock to all employees, directors and certain consultants at an exercise price of $0.06 per share.  One-fourth of each grant vested immediately with the remainder vesting annually over the following three years.  In connection with the grant, all of our executive officers other than our Chief Executive Officer voluntarily terminated all rights to outstanding option grants aggregating 6,201,395 shares of common stock.  The fair value of the grants with immediate vesting reduced by the voluntarily terminated shares that were not vested resulted in the recognition of approximately $466,000 of stock compensation expense in the fourth quarter of the year ended March 31, 2011.

On August 4, 2011, our board of directors granted preferred stock to each director, in lieu of cash compensation otherwise payable to them in connection with their service as board members.  Our board of directors granted to each director 10,000 shares of our Series D Preferred stock, which fully vested on March 31, 2012, for services provided during the fiscal year ended March 31, 2012.

On August 4, 2011, our board of directors approved the issuance to SG Phoenix LLC, an entity controlled by Philip Sassower (our Chief Executive Officer) and Andrea Goren (a director), of 150,000 shares of our Series D Preferred stock, which award fully vested on March 31, 2012, for services rendered for the year ended March 31, 2012.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer.  The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year.  The agreement was renewed in June 2012 for an additional year.  In consideration for his services, during the term Mr. Holleran is entitled to receive a base salary of $250,000 per year, subject to any increase as may be approved by our board of directors.  In fiscal 2011, Mr. Holleran agreed to take $50,000 of his salary through a stock award.  Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenues, hiring new employees, product development, retention of staff, EBITDA performance and additional financing.  In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance.

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

As part of the employment agreement, we agreed that if we terminate Mr. Holleran’s employment without cause during the term of his employment agreement, Mr. Holleran would receive his base salary for one year, commencing on the termination date, reduced by the amount earned by Mr. Holleran from other employment during that period, plus an additional amount equal to the average of the performances bonuses paid to Mr. Holleran during the prior two calendar years.  The employment agreement also contains customary non-compete, non-solicitation, non-disparagement and confidentiality provisions.

Severance and Change in Control Benefits

Mark Holleran, our President and Chief Operating Officer, has a provision in his employment agreement that gives him severance benefits described above if his employment is terminated without cause.

We have established a transaction bonus pool for our executive officers and senior management team upon the sale of our company.  The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our business, less our transaction expenses. Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our company is sold during the term of his employment.  In addition, under the terms of our transaction bonus pool, if our company is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the pool, our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool and the remaining 15% of the pool will be distributed among our senior management team as determined by our board of directors.

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

Accounting for Stock-Based Compensation.  We account for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2012 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	79,893	39,946(1)	$0.10	04/30/2014
Chief Executive Officer	150,000	—	$0.15	06/10/2014
	150,000	—	$0.15	06/10/2014
	150,000	—	$0.11	05/14/2015
	650,000	650,000(2)	$0.06	03/29/2016

Mark Holleran—	6,500,000	6,500,000(3)	$0.06	03/29/2016
President and Chief Operating Officer

Michael J. Rapisand—	2,500,000	2,500,000(4)	$0.06	03/29/2016
Chief Financial Officer and Corporate Secretary

(1)	39,946 options vest on April 20, 2012.

(2)	325,000 options vest on March 31, 2013 and 325,000 options vest on March 31, 2014.

(3)	3,250,000 options vest on March 31, 2013 and 3,250,000 options vest on March 31, 2014.

(4)	1,250,000 options vest on March 31, 2013 and 1,250,000 options vest on March 31, 2014.

STOCK VESTED
Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Philip S. Sassower	10,000	10,000
Mark Holleran	—	—
Michael J. Rapisand	—	—

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of the March 31, 2012, the last business day of our last fiscal year.  If Mr. Holleran’s employment is terminated by us as a result of his death or disability or by us for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$56,250	(5)
Benefits and Perquisites:	$15,936	(6)

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

(5)
Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran did not receive a performance bonus in fiscal 2011 and received a performance bonus of $112,500 in fiscal 2012.

(6)	Represents payments of $1,328 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

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

Under our 2009 Stock Incentive Plan, in the event of certain business combinations, including the sale or lease of all or substantially all of our assets, or a merger or consolidation involving us in which all or substantially all of the beneficial owners of our capital stock prior to such business combination own 50% or less of the outstanding shares of common stock after the business combination or a similar transaction, each of which we refer to as a “corporate transaction”, and subject to any vesting acceleration provisions in an award agreement, outstanding awards will be treated in the manner provided in the agreement relating to the corporate transaction (including as the same may be amended).  The corporate transaction agreement will not be required to treat all awards or individual types of awards similarly in the corporate transaction; provided, however, that the corporate transaction agreement will provide for one of the following with respect to all outstanding awards (as applicable):

●	the continuation of the outstanding award by us, if we are a surviving company;

●	the assumption of the outstanding award by the surviving company or its parent or subsidiary;

●	the substitution by the surviving company or its parent or subsidiary of its own award for the outstanding award;

●	full exercisability or vesting and accelerated expiration of the outstanding award, followed by the cancellation of such award;

●
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

●
the cancellation of an outstanding restricted stock unit and a payment to the participant equal to the fair market value of the shares subject to such restricted stock unit (whether or not such restricted stock unit is then vested) as of the closing date of such corporate transaction.

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2012, the last business day of our 2012 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,050,904	(4)	—	(3)
Michael J. Rapisand—Chief Financial Officer	$630,542	(5)	—	(3)

(1)
Our named executive officers (except for Philip S. Sassower) are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our Company.  Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $0.34 and 10% of the remaining per share consideration received through such sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool.  For example, if a sale of our company is completed and the holders of our common stock will receive $1.00 per share after transaction expenses, the transaction bonus pool will be equal to 5% on the first $0.34 per share and 10% on the balance ($0.66 per share).  The participation in the transaction bonus pool will be allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer, 30% of the pool to Michael J. Rapisand, our Chief Financial Officer, 5% of the pool to Bryan J. Bell, our Vice President of Engineering and the balance to our then current senior management team, as determined by our board of directors, in consultation with Mr. Holleran.

(2)	Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)
Pursuant to the terms of our Amended Plan, certain outstanding options shall immediately vest upon the occurrence of a change of control of our company.  Assuming a market price of $0.0585 per share, which represents the closing price of our common stock on March 31, 2012 as reported by the OTCQB Link, the exercise price of all of these options held by such executive officer would be above the market price and thus the accelerated options would have a value of nil.  Pursuant to our 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control of our company.  Currently, no such options have such acceleration provisions, and we assume that our board of directors will not determine to accelerate the vesting of the options with exercise prices below $0.0585 per share in the future.

(4)
Assuming (i) a sale in which the holders of our common stock receive per share sales consideration of $0.0585, which represents the closing price of our common stock on March 31, 2012 as reported by the OTCQB Link and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,101,807. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)
Assuming (i) a sale in which the holders of our common stock receive per share sales consideration of $0.0585, which represents the closing price of our common stock on March 31, 2012 as reported by the OTCQB Link, and (ii) transaction costs of 10% of the total proceeds, the aggregate transaction bonus pool would be $2,101,807.  Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings.  Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference.  In addition, from time to time, we grant options to our directors to purchase shares of our common stock.  We also reimburse our directors for out-of-pocket expenses incurred in connection with attending our board and board committee meetings.  Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors.  For the fiscal years ended March 31, 2012 and 2011, we did not pay our directors their cash fees to attend meetings and our directors elected to accept Series D Preferred Stock and common stock options, respectively, in lieu of cash payments.  On August 4, 2011, our board of directors approved an award of 10,000 shares of our Series D Preferred Stock, which fully vested on March 31, 2012, to each director for services to be rendered during the year ended March 31, 2012.  On March 29, 2011, each director was granted options to purchase 1,300,000 shares of common stock at exercise prices of $0.06 per share, exercisable for five years.  One-fourth of each option vested immediately, with the remainder vesting annually over three years.  On May 14, 2010, each director was granted options to purchase 150,000 shares of common stock at exercise prices of $0.11 per share for service for fiscal year 2011, which options were fully vested on March 31, 2011 and are exercisable for five years. On June 12, 2012, our board of directors approved $10,000 of fees, to be paid quarterly in the amount of $2,500, to each director for services to be rendered during the year ending March 31, 2013.

Fiscal Year 2012 Director Compensation

The following table sets forth compensation information for our directors who are not named executive officers for our fiscal year ended March 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)	Aggregate Option Share Awards
Brian E. Usher-Jones	—	10,000	29,036	29,036	1,818,480
Andrea Goren	—	10,000	30,281	30,281	1,869,839
Thomas F. Leonardis	—	10,000	30,281	30,281	1,869,839
Kent Misemer	—	4,000	2,937	6,937	500,000
F. Ben Irwin	—	10,000	27,376	27,376	1,600,000

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan.  The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units.  Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel.  Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 25,100,000 shares of our common stock were issuable under the 2009 Stock Plan.  On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 25,100,000 to 75,000,000.  At March 31, 2012, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 76,739,301 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 1,739,301 under the Amended Share Option Plan.  The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient.  Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.  As of March 31, 2012, options to purchase 56,324,937 shares of our common stock were outstanding and 525,625 shares of our common stock had been awarded pursuant to restricted stock grants under the 2009 Stock Plan.

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

The offering period for the fiscal year 2012 began on April 1, 2011 and terminated on March 31, 2012, and had a purchase price of $0.07125 per share.

Up to 5,000,000 shares are reserved for purchase under the ESPP.  As of March 31, 2012, 1,906,740 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Amended Share Option Plan

We also maintain an amended and restated stock option plan (which we refer to as the Amended Share Option Plan), the purpose of which was to attract, retain and motivate eligible persons whose contributions are important to our success and to advance our interests by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company.  The Amended Share Option Plan was superseded by the 2009 Stock Plan and will continue until the expiration of current outstanding options issued under the Amended Share Option Plan.

Pursuant to the Amended Share Option Plan, our board of directors was authorized, from time to time in its discretion, to issue to our directors, officers, employees and consultants options to acquire our common stock at such prices as might be fixed by our board of directors at that time; provided, however, that the option exercise price was in no circumstances be lower than the market price of our common stock at the date the option was granted.  Options granted under the Amended Share Option Plan are generally non-assignable, are exercisable for a term not exceeding ten years and generally vest over a three year period in three annual installments, as determined by our board of directors.

Subject to certain specific listed exceptions and to any express resolution passed by our board of directors with respect to an option granted under the Amended Share Option Plan, an option and all rights to purchase common stock shall expire and terminate immediately upon the person who holds such option ceasing to serve as our director, officer, employee or consultant.

In July 2009, our board of directors adopted the 2009 Stock Plan.  Accordingly, no additional options will be issued under the Amended Share Option Plan.  The number of shares issuable under the Amended Share Option Plan is limited to 16,301,615 shares, which represents the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted.  As of the March 31, 2012, 1,739,301 shares were covered by options outstanding under the Amended Share Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	56,324,937	$0.10	19,888,739
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	56,324,937	$0.10	19,888,739

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of May 31, 2012 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

				Series A Preferred Stock Beneficially Owned			Series B Preferred Stock Beneficially Owned		Series C Preferred Stock Beneficially Owned			Series D Preferred Stock Beneficially Owned
	Common Stock Beneficially Owned			Number of Shares of			Number Of Shares of		Number of Shares of			Number of Shares of
Name of Beneficial Owner(1)	Number of Shares(2)		Percentage of Class(3)	Series A Preferred Stock		Percentage of Class(4)	Series B Preferred Stock	Percentage of Class(5)	Series C Preferred Stock		Percentage of Class(6)	Series D Preferred Stock		Percentage of Class(7)
Philip S. Sassower	369,218,845	(8)	44.0%	44,708,384	(22)	71.1%	—	—	4,320,000	(25)	25.3%	4,973,078	(29)	34.2%
Mark Holleran	9,893,824	(9)	1.2%	—		—	—	—	—		—	54,746		*
Michael J. Rapisand	5,034,334	(10)	*	147,059		*	—	—	—		—	32,848		*
Bryan J. Bell	3,788,499	(11)	*	—		—	—	—	—		—	25,670		*
Brian E. Usher-Jones	6,682,505	(12)	*	—		—	—	—	—		—	120,561		*
Andrea Goren	246,208,088	(13)	29.4%	31,032,014	(23)	49.4%	—	—	3,520,000	(26)	20.6%	2,442,643	(30)	16.8%
Thomas F. Leonardis	1,469,839	(14)	*	—		—	—	—	—		—	10,000		*
Kent Misemer	4,643,025	(15)	*	—		—	—	—	—		—	185,721		1.2%
F. Ben Irwin	1,200,000	(16)	—	—		—	—	—	—		—	10,000		*
Phoenix Venture Fund LLC	227,855,778	(17)	27.2%	31,032,014	(23)	49.4%	—	—	3,320,000	(27)	19.4%	2,227,929	(31)	15.3%
110 East 59th Street
New York, NY 10022
Alex and James Goren	71,421,023	(18)	8.7%	4,357,708	(24)	6.9%	—	—	800,000	(28)	4.7%	1,364,60	(32)	9.4%
150 East 52nd Street
New York, NY 10022
Leonard Pearlman, JAM Capital Assoc. LLC and New Giles LLC	20,331,634	(19)	2.5%	1,130,137		1.8%	—	—	1,000,000		5.9%	310,563		2.1%
112 W 56th
New York, NY 10019
William Freas	10,219,211		1.3%	—		—	2,941,177	38.0%	—		—	—		—
c/o Joseph Gunnar & Co.
30 Broad Street
New York, NY 10004
James J. O’Donnell	32,980,686	(20)	4.1%	780,655		1.2%	—	—	900,000		5.3%	674,207		4.6%
845 UN Plaza
New York, NY 10017
Hamir Realty Co.	4,593,735		*	—		—	—	—	1,070,000		6.3%	—		—
12 E 49th
New York, NY 10017
Fifty-Ninth Street Investors LLC	4,080,807		*	—		—	—	—	1,000,000		5.9%	—		—
110 E 59th Street
New York, NY 10022
Ross Irvine	4,345,179		*	—		—	1,000,000	12.9%	200,000		1.2%	—		—
c/o Sky Capital LLC
110 Wall Street
New York, NY 10005
All directors and executive officers as a group (9 persons)(21)	405,783,181		47.9%	44,855,443		71.3%	—	—	4,520,000		26.5%	5,477,338		37.7%

*	Represents less than 1% of class or combined classes.

(1)
Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)
Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of May 31, 2012 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)
Based upon 803,664,522 shares of our common stock, including 235,475,389 shares outstanding as of the May 31, 2012 and assuming the conversion of 62,873,781 shares of our Series A Preferred Stock that are convertible into common stock at a conversion ratio of approximately 2.4347 as of the May 31, 2012, 7,732,040 shares of our Series B Preferred Stock that is convertible into common stock at a conversion ratio of approximately 2.1419 as of the May 31, 2012, 17,074,000 shares of  our Series C Preferred Stock that is convertible into common stock at a conversion ratio of 2.0560 as of the May 31, 2012 and 14,537,798 shares of our Series D Preferred Stock that is convertible into common stock at a conversion ratio of 25 as of the May 31, 2012, each issued and outstanding as of the May 31, 2012. The shares of our preferred stock vote with our common stock on an as converted basis.

(4)	Based on 62,873,781 shares of Series A Preferred Stock issued and outstanding as of the May 31, 2012.

(5)	Based on 7,732,040 shares of Series B Preferred Stock issued and outstanding as of the May 31, 2012.

(6)	Based on 17,074,000 shares of Series C Preferred Stock issued and outstanding as of the May 31, 2012.

(7)	Based on 14,537,798 shares of Series D Preferred Stock issued and outstanding as of the May 31, 2012.

(8)
Includes 20,705,928 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 2,055,999 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 41,986,475 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Sassower, 11,450,000 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 854,893 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 1,374,127 shares of common stock owned of record, 12,591,875 shares of common stock issuable upon conversion of shares of Series A Preferred Stock and 22,892,250 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 9,936,250 shares of common stock that Phoenix Enterprises Family Fund LLC has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 3,750,000 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power,  and 10,750,000 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012. Also includes 227,855,778 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(9)
Includes 6,500,000 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 1,250,000 shares of common stock that Mr. Holleran has the right to acquire upon exercise of an outstanding warrant within 60 days after the May 31, 2012 and 1,368,650 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Holleran.

(10)
Includes 2,500,000 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 750,000 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of an outstanding warrant within 60 days after the May 31, 2012, 358,044 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by Mr. Rapisand and 821,200 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Rapisand.

(11)
Includes 2,000,000 shares of common stock that Mr. Bell has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 750,000 shares of common stock that Mr. Bell has the right to acquire upon exercise of an outstanding warrant within 60 days after the May 31, 2012 and 641,750 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Bell.

(12)
Includes 1,168,480 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 2,500,000 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of an outstanding warrant within 60 days after the May 31, 2012 and 2,764,025 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Usher-Jones.

(13)
Includes 343,421 shares of common stock owned of record, 411,200 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 1,367,850 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 250,000 shares of common stock that Andax LLC has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 1,219,839 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 3,750,000 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power,  and 10,750,000 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012. Also includes 227,855,778 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(14)	Includes 1,219,839 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012.

(15)
Includes 4,543,025 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee.

(16)	Includes 950,000 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012.

(17)
Includes 35,340,000 shares of common stock that Phoenix has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 75,553,520 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 6,825,915 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 55,698,225 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Phoenix. Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(18)
Consists of 9,379,819 shares of common stock owned of record, 7,936,435 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record, 1,644,799 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 34,115,100 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by JAG Multi Investment LLC, 13,086,250 shares of common stock that JAG Multi Investment LLC has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012 and 2,585,361 shares of common stock owned of record and 2,673,260 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by Goren Brothers LP. Voting and dispositive power over these shares is held equally by Alex Goren and James Goren.

(19)
Includes 2,795,000 shares of common stock that Mr. Pearlman and JAM Capital Associates LLC, an entity controlled by Mr. Pearlman, have the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 2,751,540 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by Mr. Pearlman 2,055,999 shares of common stock issuable upon conversion of shares of Series C Preferred Stock owned of record by Mr. Pearlman and 7,764,075 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. Pearlman and JAM Capital Associates LLC.

(20)
Includes 8,200,000 shares of common stock that Mr. O’Donnell has the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 1,900,658 shares of common stock issuable upon conversion of shares of Series A Preferred Stock, 1,850,399 shares of common stock issuable upon conversion of shares of Series C Preferred Stock and 16,855,175 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by Mr. O’Donnell.

(21)
Includes 16,777,997 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days after the May 31, 2012, 35,136,250 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding warrants within 60 days after the May 31, 2012, 33,655,847 shares of common stock issuable upon conversion of shares of Series A Preferred Stock owned of record by our directors and executive officers, or entities controlled by them, 2,467,198 shares of common stock issuable upon conversion of shares of Series C Preferred Stock owned of record by our directors and executive officers, or entities controlled by them and 80,135,225 shares of common stock issuable upon conversion of shares of Series D Preferred Stock owned of record by our directors and executive officers, or entities controlled by them. Also includes 227,855,778 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

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

(23)
Consists of 31,032,014 shares of Series A Preferred Stock owned of record by Phoenix. Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(24)
Consists of 3,259,723 shares of Series A Preferred Stock owned of record by JAG Multi Investment LLC and 1,097,985 shares of Series A Preferred Stock owned of record by Goren Brothers LP. Voting and dispositive power over these shares is held equally by Alex Goren and James Goren.

(25)
Consists of 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix, for which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(26)
Consists of 200,000 shares of Series C Preferred Stock owned of record by Andax LLC, for which Mr. Goren is the manager. Also includes 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix, for which Mr. Goren is the co-manager of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(27)
Consists of 3,320,000 shares of Series C Preferred Stock owned of record by Phoenix. Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(28)	Consists of 800,000 shares of Series C Preferred Stock owned of record by JAG Multi Investment LLC. Voting and dispositive power over these shares is held equally by Alex Goren and James Goren.

(29)
Includes 915,690 shares of Series D Preferred Stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, and 150,000 shares of Series D Preferred Stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 2,227,929 shares of Series D Preferred Stock owned of record by Phoenix, for which Mr. Sassower is the co-manager of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(30)
Consists of 54,714 shares of Series D Preferred Stock owned of record by Andax LLC, for which Mr. Goren is the manager, and 150,000 shares of Series D Preferred Stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power.. Also includes 2,227,929 shares of Series D Preferred Stock owned of record by Phoenix, for which Mr. Goren is the co-manager of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(31)	Consists of 181,721 shares of Series D Preferred Stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee.

(32)
Consists of 2,227,929 shares of Series D Preferred Stock owned of record by Phoenix. Voting and dispositive power over these shares held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(33)	Consists of 1,364,604 shares of Series D Preferred Stock owned of record by JAG Multi Investment LLC. Voting and dispositive power over these shares is held equally by Alex Goren and James Goren.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 4, 2011, our board of directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate, for services rendered during the year ended March 31, 2012.  The fair value of the Series D Preferred Stock was $150,000 and stock compensation expense of $150,000 was recorded for the year ended March 31, 2012.

On October 14, 2011, we raised net proceeds of $2,182,000 in a private placement through the issuance of 2,320,000 shares of our Series D Preferred Stock.  Philip Sassower, our Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of our Series D Preferred Stock in the private placement and The Kent A. Misemer Revocable Trust (12/24/92) for which Kent Misemer, who became a member of our board of directors in November 2011, serves as trustee purchased 175,000 shares of our Series D Preferred Stock in the private placement.  In connection with the private placement of the Series D Preferred Stock, we paid SG Phoenix LLC, an affiliate, an administrative fee of $100,000 in cash and a warrant to purchase 2,500,000 shares of our common stock at an initial exercise price of $0.04 per share.  The warrant is substantially similar to the warrants issued with the private placement of 1,000,000 shares of the Series D Preferred Stock on February 23, 2011, except that the warrant expires on October 13, 2014 rather than December 15, 2013.

During the fiscal year ended March 31, 2012, we purchased approximately $503,000 in components for our tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of our board of directors, is the Chief Executive Officer, and the majority shareholder, of Ember Industries.    We purchase the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  A special committee of disinterested members of our board of directors reviewed, approved and ratified our purchase of component parts from Ember Industries on the described terms.

On June 12, 2012, our board of directors approved $150,000 of fees, to be paid monthly in the amount of $12,500, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ending March 31, 2013.

Item 14.  Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2012	% of Total	Fiscal Year 2011	% of Total
Audit Fees(1)	$91,687	97%	$140,000	95%
Audit-Related Fees(2)	—		—
Tax Fees(3)	$3,000	3%	$33,000	5%
All Other Fees	—		—
Total Fees	$94,687	100%	$173,000	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2012 and 2011 and have fees of $91,687 and $140,000, respectively.

(2)
No fees were paid to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our quarterly consolidated financial statements, other than Audit Fees, during the two years ended March 31, 2012.

(3)	Includes fees incurred for income tax compliance.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees paid to PMB Helin Donovan for fiscal years 2012 and 2011 were approved by our audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25nd day of June 2012.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Michael J. Rapisand
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	June 25, 2012
Philip S. Sassower

/s/ Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2012
Michael J. Rapisand

/s/ Brian E. Usher-Jones	Director	June 25, 2012
Brian E. Usher-Jones

/s/ Andrea Goren	Director	June 25, 2012
Andrea Goren

/s/ Thomas F. Leonardis	Director	June 25, 2012
Thomas F. Leonardis

/s/ Kent Misemer	Director	June 25, 2012
Kent Misemer

/s/ F. Ben Irwin	Director	June 25, 2012
F. Ben Irwin

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2012 and 2011 as well as the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2012 and 2011, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Austin, TX
June 25, 2012

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199	$168
Accounts receivable, net	8,393	2,682
Inventory, net	3,969	3,754
Prepaid expenses and other current assets	99	201
Total current assets	12,660	6,805
Fixed assets, net	363	467
	$13,023	$7,272
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term indebtedness	$—	$566
Accounts payable and accrued liabilities	6,583	2,908
Total current liabilities	6,583	3,474
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 8,232, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074, respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 14,334 and 10,692, respectively	14	11
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 235,318 and 178,471, respectively	235	178
Additional paid-in capital	141,723	133,929
Accumulated deficit	(135,620)	(130,408)
	6,440	3,798
	$13,023	$7,272

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended March 31,
	2012	2011
Revenue	$27,528	$17,759
Cost of revenue	19,140	12,338
Gross profit	8,388	5,421
Expenses:
Sales, marketing and support	3,763	2,995
Product research, development and engineering	1,525	2,063
General administration	3,337	2,974
	8,625	8,032
Loss from operations	(237)	(2,611)
Other expenses:
Interest expense	(221)	(3,735)
Other	(65)	(43)
	(286)	(3,778)
Net loss	$(523)	$(6,389)

Dividends attributable to Preferred Stock	(4,601)	(2,858)
Net loss attributable to common stockholders	$(5,124)	$(9,247)
Loss per common share	$(0.00)	$(0.04)
Dividends attributable to Preferred Stock	(0.02)	(0.02)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.03)	$(0.06)
Weighted average number of common shares outstanding, basic and fully diluted	204,900,967	152,923,250

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Shares		Additional Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balances, March 31, 2010	62,873,781	$63	8,382,041	$8	17,124,000	$17	—	$—	129,962,717	$130	$119,157	$(121,594)	$(2,219)
Value assigned to warrants issued	—	—	—	—	—	—	—	—	—	—	530	—	530
Shares issued for services	—	—	—	—	—	—	—	—	1,043,181	1	209	—	210
Shares issued in settlement of liability	—	—	—	—	—	—	170,886	—	9,137,922	9	865	—	874
Shares issued for ESPP	—	—	—	—	—	—	—	—	470,495	—	28	—	28
Stock-based compensation	—	—	—	—	—	—	—	—	1,270,934	1	905	—	906
Preferred Series A dividends	—	—	—	—	—	—	—	—	23,612,134	24	1,320	(1,330)	14
Preferred Series B dividends	—	—	—	—	—	—	—	—	3,208,374	3	183	(176)	10
Preferred Series C dividends	—	—	—	—	—	—	—	—	9,431,212	10	527	(531)	6
Preferred Series D dividends	—	—	—	—	—	—	193,889	—	—	—	388	(388)	—
Conversion of promissory notes to Series D Preferred Stock, net of issuance costs of $437	—	—	—	—	—	—	9,327,500	10	—	—	8,881	—	8,891
Sale of Series D Preferred Stock, net of issuance costs of $63	—	—	—	—	—	—	1,000,000	1	—	—	936	—	937
Conversion of Series B Preferred Stock into Common Stock	—	—	(150,001)	—	—	—	—	—	271,219	—	—	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(50,000)	—	—	—	62,500	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,389)	(6,389)
Balances, March 31, 2011	62,873,781	$63	8,232,040	$8	17,074,000	$17	10,692,255	$11	178,470,688	$178	$133,929	$(130,408)	$3,798
Shares issued for services	—	—	—	—	—	—	—	—	850,000	1	49	—	50
Shares issued for ESPP	—	—	—	—	—	—	—	—	532,302	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	109,445	—	436,165	1	871	—	872
Preferred Series A dividends	—	—	—	—	—	—	—	—	35,386,203	35	1,916	(1,940)	11
Preferred Series B dividends	—	—	—	—	—	—	—	—	4,496,255	5	246	(243)	8
Preferred Series C dividends	—	—	—	—	—	—	—	—	14,133,502	14	765	(774)	5
Preferred Series D dividends	—	—	—	—	—	—	1,212,098	1	—	—	1,731	(1,732)	—
Sale of Series D Preferred Stock, net of issuance costs of $138	—	—	—	—	—	—	2,320,000	2	—	—	2,180	—	2,182
Conversion of Series B Preferred Stock into Common Stock	—	—	(500,000)	—	—	—	—	—	1,013,039	1	(1)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(523)	(523)
Balances, March 31, 2012	62,873,781	$63	7,732,040	$8	17,074,000	$17	14,333,798	$14	253,318,154	$235	$141,723	$(135,620)	$6,440

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows (in thousands)

	Years Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(523)	$(6,389)
Items not affecting cash:
Depreciation and amortization	647	310
Provision for doubtful accounts	(5)	(111)
Amortization of deferred financing costs	—	2,458
Stock-based compensation expense	790	1,055
Equity instruments issued in exchange for services	200	225
Changes in operating assets and liabilities:
Accounts receivable	(5,706)	1,501
Inventory	(215)	(1,460)
Prepaid expenses and other current assets	102	390
Accounts payable and accrued liabilities	3,631	(87)
Net cash used in operating activities	(1,079)	(2,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(543)	(682)
Net cash used in investing activities	(543)	(682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	14,550	16,895
Repayment of short-term indebtedness	(15,116)	(16,884)
Net proceeds from issuance of promissory notes	—	1,593
Net proceeds on issuance of Series D Preferred Stock	2,182	937
Net proceeds on issuance of Common Stock	37	28
Net cash provided by financing activities	1,653	2,569
CHANGE IN CASH AND CASH EQUIVALENTS	31	(221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168	389
CASH AND CASH EQUIVALENTS, END OF PERIOD	$199	$168
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$221	$152
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of stock	$4,689	$2,425
Payments for interest satisfied with issuance of stock	$—	$874
Conversion of promissory notes to stock	$—	$9,328

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses. The Company believes that cash flow from operations, together with borrowings from its senior lender and, if needed, financial support from Phoenix Venture Fund LLC together with affiliates (“Phoenix”), a significant stockholder, will be sufficient to fund the anticipated operations for fiscal 2013.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general administration expense.

d)	Inventory

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

The changes to the warranty liability are as follows:

	Year ended March 31,
	2012	2011

Beginning balance	$88	$—
Aggregate changes for accrual related to guarantees issued	124	126
Aggregate changes to preexisting accruals	—	—
Aggregate reductions for payments made	(46)	(38)
Ending balance	$166	$88

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2012 and 2011.

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

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2012 and March 31, 2011 was $33 and $38, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, bank indebtedness and promissory notes payable are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

k)	Loss per share attributable to common stockholders

Loss per share attributable to common stockholders has been computed based on the weighted-average number of common shares issued and outstanding during the period, and is calculated by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s share option plan, the exercise of outstanding options, the exercise of outstanding warrants, the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and other common stock equivalents were excluded from the loss per share attributable to common stockholders calculations for the years presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following securities were not considered in the earnings per share calculation at their common stock equivalent:

	March 31, 2012	March 31, 2011
Series A Preferred Stock	153,078,543	137,110,703
Series B Preferred Stock	16,561,521	16,538,391
Series C Preferred Stock	35,104,119	31,259,012
Series D Preferred Stock	358,344,950	235,937,500
Warrants	171,827,500	173,694,500
Options	56,324,937	57,737,370
Other Common Stock Equivalents	5,100,000	3,022,290
	796,341,570	655,299,766

l)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. INVENTORY

	March 31,
	2012	2011
Finished goods	$2,915	$2,486
Computer components	1,054	1,268
Total inventory	$3,969	$3,754

4. FIXED ASSETS

	March 31,
	2012	2011
Cost
Tooling and fixtures	$897	$818
Office equipment and leasehold improvements	1,273	1,097
Computer equipment and demonstration units	248	619
Computer software	654	654
	3,072	3,188
Accumulated depreciation
Tooling and fixtures	629	400
Office equipment and leasehold improvements	1,231	1,096
Computer equipment and demonstration units	197	576
Computer software	652	649
	2,709	2,721
Total fixed assets, net	$363	$467

Depreciation and amortization expense was $647 and $310 during the years ended March 31, 2012 and 2011, respectively.

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, as amended to date, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables, less a discount of 0.52%.  FWC retains 15% of the purchase price of the purchased receivables as a reserve amount.  The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 11.50%, which fees accrue daily.  The ARPA provides that advances of up to $1,200 may be based upon eligible accounts receivable resulting from sales outside North America, provided that total funds advanced on such accounts receivable does not exceed 55% of total funds advanced by FWC under the facility and provided further that no single account balance with the Company’s subsidiary for an account debtor outside North America may exceed $60 unless the Company’s subsidiary purchases credit insurance to cover the amount exceeding $60 for such account debtor.  On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1.00%, under the ARPA.  In the December 30, 2011 amendment to the ARPA, the maximum amount of the eligible accounts receivable and purchase orders that FWC may purchase was increased from $4,750 to $8,500.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On March 31, 2012, there were no borrowings under the ARPA.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2012	2011
Accounts payable	$5,219	$1,407
Engineering accrual	30	500
Other accrued liabilities	1,334	1,001
Total	$6,583	$2,908

The Company’s accrued liabilities as of March 31, 2011 included an estimated $398,000 in engineering services related to the development of a rugged notebook PC by an outside supplier during fiscal 2009.  The Company was never billed for the services, and the related statutory period lapsed in fiscal 2012.  In the fourth quarter of fiscal 2012, the Company eliminated the engineering accrual of $398,000, resulting in a reduction in product research, development and engineering expense.

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

On December 16, 2010, all of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes and related accrued interest were exchanged for shares of the Company’s Series D Preferred Stock, at an exchange rate of one share for each $1.00 of such indebtedness.  The exchange resulted in the issuance of 9,498,366 shares of the Company’s Series D Preferred Stock.  Prior to their exchange, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes bore interest at the rate of 10% per annum.  Interest was payable quarterly and could be paid in cash or, at the option of the Company, in shares of the Company’s common stock.  The Company elected to pay the interest on the promissory notes with shares of common stock, and therefore, the effective interest rate under the notes was increased by approximately 2.5%.  Interest expense for the year ended March 31, 2011 was $677.  Payment for the year ended March 31, 2011 was rendered with the issuance of 3,653,122 and 3,169,611 shares of common stock in October 2010 and July 2010, respectively, and with the issuance of 170,866 shares of the Company’s Series D Preferred stock upon the exchange of the notes in December 2010.

Warrants issued by the Company prior to fiscal year 2011 in connection with the issuance of the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes have been valued separately using the Black Scholes methodology. The fair value calculations assumed a discount rate of approximately 1.40%, volatility of approximately 125%, no dividends and that all of the shares will vest. The relative fair value of the warrants, as compared to the notes, resulted in a value of $3,333 assigned to the warrants issued to the promissory note holders, which was recorded as additional paid-in capital and a discount to the promissory notes.  The modifications of the expiration dates of the warrants resulted in recalculations of fair value, which are reflected in the value of $3,333.  The discounts were amortized over the terms of the senior secured subordinated promissory notes and secured subordinated promissory notes.  Interest expense for the year ended March 31, 2011 attributable to the warrants was $1,944.  In connection with the Company’s recapitalization, the Company’s senior secured subordinated promissory notes and secured subordinated promissory notes were exchanged for equity in December 2010 and the amortization period of the discounts accordingly reduced, resulting in an additional $1,458 of interest expense for the year ended March 31, 2011.

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

On November 3, 2010, the Borrowers entered into Amendment No. 2 to the Note Purchase Agreement dated as of November 5, 2009 which provided that, upon Phoenix’s approval, the Borrowers would issue up to an aggregate principal amount of $3,000 in additional Senior Notes in the Bridge Financing and that the exercise price of the warrants issued in connection with the Bridge Financing would be $0.04 per share.  In addition, under the amendment the warrants to purchase 12,142,858 shares of the Company’s common stock at $0.07 per share previously issued in the Bridge Financing were replaced with warrants to purchase 21,250,000 shares of the Company’s at $0.04 per share.  On December 16, 2010, the Borrowers raised $1,178 in a third private placement with Phoenix through the issuance of another Senior Note in the principal amount of $1,178 and warrants to purchase 29,437,500 shares of the Company’s common stock.  In connection with the Bridge Financing, Phoenix issued participation interests in one or more of the Senior Notes in the aggregate principal amount of $1,028 and warrants to purchase an aggregate number of 25,687,500 shares of the Company’s common stock.

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

Year-ended March 31, 2012

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

During the year ended March 31, 2012, 500,000 shares of Series B Preferred Stock were exchanged for 1,013,039 shares of common stock.

Year-ended March 31, 2011

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

The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 5% per annum of the original issue price of the Preferred Stock through November 30, 2010 and the dividend rate was increased to 7.5% per annum of the original issue price for periods after November 30, 2010.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock is 10% per annum of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid at the Company’s option, in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. No dividends will be paid on the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the equivalent common shares.

A summary of paid dividends for the years ended March 31, 2012 and 2011 and accrued and unpaid dividends as of March 31, 2012 and 2011 is as follows:

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2012	2011	2012	2011
Series A Preferred Stock	$1,940	$1,330	$201	$262
Series B Preferred Stock	243	176	25	35
Series C Preferred Stock	774	531	80	105
Series D Preferred Stock	1,732	388	178	170

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive liquidating distributions in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with each other series of Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation.  At March 31, 2012, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $14,334, respectively.

At March 31, 2012, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.4347, 2.1419, 2.0560 and 25.0000, respectively.

Warrants outstanding

There were warrants to purchase 171,827,500 shares of common stock outstanding at March 31, 2012 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
4,090,000/4,090,000	$0.068	July 27, 2012
3,750,000/3,750,000	$0.076	January 30, 2013
74,600,000/74,600,000	$0.068	January 14, 2013
82,387,500/82,387,500	$0.040	December 15, 2013
2,500,000/2,500,000	$0.040	October 13, 2014
3,000,000/3,000,000	$0.089	June 10, 2014
1,500,000/1,500,000	$0.073	May 13, 2015
(1)           Exercise price may change subject to anti-dilutive terms.

9. STOCK-BASED COMPENSATION PLAN

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

At March 31, 2012, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 76,739,301 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 1,739,301 under the Amended Share Option Plan, which was the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2012 and 2011 is as follows:

	Year ended March 31,
	2012		2011
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	57,737,370	$0.10	17,100,892	$0.43
Granted	10,600,000	$0.06	49,065,000	$0.06
Exercised	—	—	—	—
Forfeited	(12,012,433)	$0.21	(8,428,522)	$0.33
Outstanding and expected to vest at end of year	56,324,937	$0.07	57,737,370	$0.10

At March 31, 2012, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 671,385 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 1,707,099.

A summary of the options outstanding and exercisable as at March 31, 2012 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.04–0.06	51,576,667	4.1	22,746,668	4.0
$0.07–0.10	1,663,301	2.9	767,533	2.1
$0.11–0.34	2,624,969	4.1	2,442,645	4.0
$0.35–0.55	460,000	0.6	460,000	0.6
	56,324,937	4.0	26,416,846	3.9

At March 31, 2012, the weighted average exercise price of options exercisable is $0.07.

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

The options have been valued using the Black-Scholes methodology and the calculations for issuances in fiscal 2012 and 2011 assumed discount rates of approximately 0.8% and 1.3%, respectively, volatility of approximately 184% and 184%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $730 and $1,055 for the years ended March 31, 2012 and 2011, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted. The weighted-average grant-date fair value of equity options granted during the years ended March 31, 2012 and 2011 was $0.06 per share and $0.05 per share, respectively. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2012 was $35 and $1, respectively. The future compensation expense to be recognized for unvested option grants at March 31, 2012 is $1,471 which is to be recognized over the next three years.

b)  Stock Compensation

On August 4, 2011, the Company’s board of directors approved an award of 10,000 shares of the Company’s Series D Preferred Stock, which fully vested on March 31, 2012, to each director for services to be rendered during the year ended March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and stock compensation expense of $60 was recorded for the year ended March 31, 2012.  The shares of Series D Preferred Stock were issued in April 2012.

c)  2009 Employee Stock Purchase Plan

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the years ended March 31, 2012 and 2011 are as follows:

	Year Ended March 31,
	2012	2011
Offering Price per Common Share	$0.07125	$0.08075

Common Shares Purchased	687,417	191,364

10. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2012	2011
Deferred income tax assets:
Net operating losses	$30,731	$29,018
Accrued liabilities	61	374
Inventory allowance	260	212
Other items	42	13
Valuation allowance	(31,094)	(29,617)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2012	2011
Combined basic US and Canadian statutory rates, respectively	35%	35%
Recovery of income taxes based on the above rates	$(183)	$(2,236)
Increase in income taxes resulting from:
Permanent difference—stock compensation	255	359
Permanent difference—meals & entertainment	13	10
Permanent difference—financing fees	—	860

Change in valuation allowance	(85)	1,007
	$—	$—

The Company has accumulated net operating losses for income tax purposes totaling approximately $87,803, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income.  Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.

Tax years that remain open for examination by the Internal Revenue Service include 2008, 2009, 2010, and 2011. In addition, tax years from 1997 to 2011 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

11. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2012, the ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime lending rate increased by 1%, the Company’s costs under the ARPA will increase by approximately $85.

Foreign exchange risk

All of the Company’s revenues and the significant majority of the Company’s expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2012 and 2011.

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2012	$8.4	1	71%	71%
2011	$2.7	3	37%	34%

The receivable representing 71% of the accounts receivable balance at March 31, 2012 was subsequently collected.

Supplier Risk

The Company relies on a single supplier for the majority of its finished goods. At March 31, 2012 and 2011, the Company owed this supplier $3,858 and $971, respectively, recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2012 and 2011 were $13,687 and $10,453, respectively.

12. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless PC computing systems. Approximately 63% of the Company’s revenue for fiscal 2012 was derived from sales in the United States and Canada had approximately 11% of the revenue.  For the fiscal year ended March 31, 2011, the United States accounted for 40% of the revenue, Germany had approximately 13% of the revenue and Canada had approximately 12% of the revenue.

The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2012	2011
Revenue by country:
United States	$17,363	$7,096
Canada	3,022	2,123
Germany	2,455	2,228
All other countries	4,688	6,312
	$27,528	$17,759

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2012, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in the United States of America. For the year ended March 31, 2011, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in Germany. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2012	$27.5	1	37%	37%
2011	$17.8	1	11%	11%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2012 and 2011.

13. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease maturity date is August 31, 2014.   Rent expense for the years ended March 31, 2012 and 2011 was $232 and $243, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2013	$260
2014	264
2015	124
2016	15
$663

b)	Purchase commitment

At March 31, 2012, the Company had purchase obligations extending into fiscal 2013 of approximately $12,674 related to inventory and product development items.

c)	Litigation

The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

On May 14, 2010, the Company’s board of directors approved the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.11 per share, which fully vested on March 31, 2011, to SG Phoenix LLC, an affiliate of the Company, for services rendered during the year ending March 31, 2011.  The fair value of the warrant was approximately $137 and expense of $137 was recorded for the year ended March 31, 2011.

In connection with the Company’s issuance of its Series D Preferred Stock in exchange for its outstanding subordinated secured promissory notes on December 16, 2010, the Company paid SG Phoenix LLC, an affiliate, a structuring fee of $100 in cash and issued SG Phoenix LLC a three-year warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.04 per share.

On December 16, 2010, Phoenix exchanged $1,940 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $112 was recognized and paid to Phoenix through the issuance of 37,760 shares of the Company’s Series D Preferred Stock and 1,013,180 shares of the Company’s common stock in fiscal 2011.

On December 16, 2010, Phoenix Enterprises Family Fund LLC, an affiliate, exchanged $718 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $64 was recognized and paid to Phoenix Enterprises Family Fund LLC through the issuance of 15,136 shares of the Company’s Series D Preferred Stock and 660,461 shares of the Company’s common stock in fiscal 2011.

On December 16, 2010, JAG Multi Investments LLC, an affiliate, exchanged $1,018 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $91 was recognized and paid to JAG Multi Investments LLC through the issuance of 21,464 shares of the Company’s Series D Preferred Stock and 936,614 shares of the Company’s common stock in fiscal 2011.

On December 16, 2010, Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, exchanged $1,000 in principal amount of the Company’s promissory notes for shares of the Company’s Series D Preferred Stock.  For the year ended March 31, 2011, interest expense of $90 was recognized and paid to Mr. Sassower through the issuance of 21,095 shares of the Company’s Series D Preferred Stock and 920,504 shares of the Company’s common stock in fiscal 2011.

On February 23, 2011, Phoenix Enterprises Family Fund LLC, an affiliate, purchased 81,250 shares of Series D Preferred Stock and a three-year warrant to purchase 2,048,750 shares of common stock at an exercise price of $0.04 per share for $81 and Brian Usher-Jones, a member of the Company’s Board of Directors, purchased 100,000 shares of the Series D Preferred Stock and a three year warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.04 per share for $100.

On August 4, 2011, the Company’s board of directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate, for services rendered during the year ended March 31, 2012.  The fair value of the Series D Preferred Stock was $150 and stock compensation expense of $150 recorded for the year ended March 31, 2012.

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

On October 14, 2011, The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer, a member of the Company’s Board of Directors, is a trustee, purchased in a private placement 175,000 shares of the Series D Preferred Stock for an aggregate purchase price of $175.

During the fiscal year ended March 31, 2012, the Company purchased approximately $503 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Company’s Board of Directors, is the Chief Executive Officer, and the majority shareholder, of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Company’s Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

15. SUBSEQUENT EVENTS

On June 12, 2012, the Company’s Board of Directors approved $10 of fees, to be paid quarterly in the amount of $2.5, to each director for services to be rendered during the year ending March 31, 2013.

On June 12, 2012, the Company’s Board of Directors approved $150 of fees, to be paid monthly in the amount of $12.5, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ending March 31, 2013.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on November 10, 2010)
3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Xplore Technologies Corp.
3.3	By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed on July 6, 2007)
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

4.5	Specimen Stock Certificate for Registrant’s Series D Preferred Stock (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 10-K, filed on June 24, 2011)
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

10.18	Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on December 21, 2007)
10.19	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)
10.20	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009.)
10.21	Third Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 3, 2012)
10.22	Fourth Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2012)
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