Form 10-Q
period 2012-06-30
XPLORE TECHNOLOGIES CORP
filed 2012-07-25
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 10, 2012, the registrant had 256,766,406 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,893	$199
Accounts receivable, net	2,469	8,393
Inventory, net	5,475	3,969
Prepaid expenses and other current assets	88	99
Total current assets	10,925	12,660
Fixed assets, net	385	363
Deferred charges	36	—
	$11,346	$13,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$—	$—
Accounts payable and accrued liabilities	3,686	6,583
Total current liabilities	3,686	6,583

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 7,732, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074 respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 14,902 and 14,334 respectively	15	14
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 256,431 and 235,318, respectively	256	235
Additional paid-in capital	143,305	141,723
Accumulated deficit	(136,004)	(135,620)
	7,660	6,440
	$11,346	$13,023

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Income (Loss)—Unaudited
(in thousands, except shares and per share amounts)

	Three Months Ended
	June 30, 2012	June 30, 2011

Revenue	$9,950	$2,678
Cost of revenue	6,645	2,105
Gross profit	3,305	573

Expenses:
Sales, marketing and support	963	799
Product research, development and engineering	551	486
General administration	886	702
	2,400	1,987
Income (loss) from operations	905	(1,414)

Other expenses:
Interest expense	(62)	(34)
Other	(24)	(15)
	(86)	(49)
Net income (loss)	$819	$(1,463)
Dividends attributable to Preferred Stock	(1,137)	(1,043)
Net loss attributable to common stockholders	(318)	(2,506)
Income (loss) per common share	0.00	(0.01)
Dividends attributable to Preferred Stock	(0.00)	(0.01)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.00)	$(0.02)
Weighted average number of common shares outstanding, basic and fully diluted	242,152,289	182,874,556

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$819	$(1,463)
Items not affecting cash:
Depreciation and amortization	130	118
Allowance for doubtful accounts	11	(13)
Stock-based compensation expense	186	202
Equity instruments issued in exchange for services	—	23

Changes in operating assets and liabilities:
Accounts receivable	5,913	1,348
Inventory	(1,506)	163
Prepaid expenses and other assets	(25)	(124)
Accounts payable and accrued liabilities	(2,693)	(205)
Net cash provided by operating activities	2,835	49

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(152)	(136)
Net cash used in investing activities	(152)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,455	4,105
Repayment of short-term indebtedness	(9,455)	(4,053)
Net proceeds from issuance of Common Stock	11	—
Net cash provided by financing activities	11	52

CHANGE IN CASH AND CASH EQUIVALENTS	2,694	(35)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199	168
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,893	$133

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$62	$34
Payments for income taxes	$—	$—
Payment of liabilities through issuance of stock	$204	$160
Preferred Stock dividends issued in the form of stock	$1,203	$1,313

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

2. SIGNIFICANTACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2012.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses. Management believes that the Company’s current cash and cash flow from operations, together with borrowings from its senior lender will be sufficient to fund its anticipated operations, working capital and capital spending for the next 12 months.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	June 30, 2012	March 31, 2012
Finished goods	$2,767	$2,915
Computer components	2,708	1,054
Total inventory	$5,475	$3,969

4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Loss per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were excluded from the loss per share attributable to common stockholders calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following securities were not considered in the loss per share attributable to common stockholders calculations for the three months ended:

	June 30, 2012	June 30, 2011
Series A Preferred Shares	144,178,226	137,564,804
Series B Preferred Shares	16,949,466	16,159,932
Series C Preferred Shares	34,173,015	32,382,435
Series D Preferred Shares	372,560,100	276,671,675
Warrants	171,827,500	173,694,500
Options	56,648,270	64,524,370
	796,336,577	700,997,716

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement including its amendments, (the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables.  FWC retains 15% of the purchase price of the purchased receivables as a reserve amount.  The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily.  In June 2012, in connection with the reduction of the cost of funds rate and the elimination of the discount to FWC in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%, which fees accrue daily. On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC has the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1.00%, under the ARPA.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary.  On June 30, 2012, there were no borrowings under the ARPA.

6. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.  As a result, the Company is now authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $0.001 par value, and 150,000,000 shares of preferred stock, $0.001 par value.

Preferred Stock Dividends and Liquidation Preferences

The Company’s outstanding shares of Preferred Stock accrue cumulative dividends which are paid quarterly on the first day of June, September, December and March.

The dividend rate for the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is 7.5% per annum of the original issue price of the Preferred Stock.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock is 10% per annum of the original issue price of the Series D Preferred Stock.  The dividends for the Series D Preferred Stock are paid at the Company’s option in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. The Company has paid the dividends in shares of Series D Preferred Stock. No dividends will be paid on the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or common stock so long as any dividends on the Series D Preferred Stock remain unpaid.

The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the respective equivalent common shares.

A summary of paid dividends for the three months ended June 30, 2012 and 2011 and accrued and unpaid dividends as of June 30, 2012 and 2011 is as follows:

	Dividends
	Paid For Qtr Ended June 30,		Accrued and Unpaid as of June 30,
	2012	2011	2012	2011
Series A Preferred Stock	$551	$526	$194	$133
Series B Preferred Stock	68	69	24	16
Series C Preferred Stock	220	210	78	53
Series D Preferred Stock	364	508	122	100

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive liquidating distributions in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with each other series of Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation.  At June 30, 2012, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $14,902, respectively.

At June 30, 2012, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 2.2931, 2.1921, 2.0015 and 25.0000, respectively.

During the three months ended June 30, 2011, 500,000 shares of Series B Preferred stock were converted into 1,013,039 shares of common stock.

Warrants Outstanding

There were warrants to purchase an aggregate of 171,827,500 shares of common stock outstanding and fully exercisable at June 30, 2012 as detailed in the table below:

Number of Warrants	Exercise Price (1)	Expiration Date
4,090,000	$0.069	July 27, 2012
3,750,000	$0.079	January 30, 2013
74,600,000	$0.069	January 14, 2013
82,387,500	$0.040	December 15, 2013
2,500,000	$0.040	October 13, 2014
3,000,000	$0.090	June 10, 2014
1,500,000	$0.074	May 13, 2015
(1) Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a)  Stock Options

In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter (which is referred to as the “Amended Share Option Plan”). The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At June 30, 2012, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 76,654,301 shares.  This amount consists of 75,000,000 shares under the 2009 Stock Plan and 1,654,301 under the Amended Share Option Plan, which shares are issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the three months ended June 30, 2012 is as follows:

	Three months ended June 30, 2012
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2012	56,324,937	$0.07
Granted	550,000	$0.04
Exercised	—	$—
Forfeited	(226,667)	$0.24
Outstanding at end of period	56,648,270	$0.07

At June 30, 2012, the total number of shares of common stock issued in connection with the exercise of options is 671,385 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at June 30, 2012 is as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$0.04	—	0.06	51,985,000	3.8	23,938,334	3.8
$0.07	—	0.10	1,663,301	2.7	1,147,301	1.8
$0.11	—	0.34	2,624,969	3.8	2,543,969	3.7
$0.35	—	0.50	375,000	0.5	375,000	0.5
			56,648,270	3.8	28,004,604	3.6

The weighted average exercise price of options exercisable at June 30, 2012 was $0.08.

On June 12, 2012, the Company’s board of directors approved the grant of options to purchase 550,000 shares of the Company’s common stock to non-executive employees with an exercise price of $0.038 per share.  The fair value of these option grants to be recognized as stock compensation expense is $9.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2013 and 2012 assumed discount rates of approximately 0.35%  and 0.81%, respectively, and volatility of approximately 62% and 184%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $186 and $202 for the three months ended June 30, 2012 and 2011, respectively.  This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2012 was zero as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2012 was $1,294 which is to be recognized over the next three years.

b)  Stock Compensation

On August 4, 2011, the Company’s board of directors approved an award of 10,000 shares of the Company’s Series D Preferred Stock, which fully vested on March 31, 2012 and were issued in November 2011 and April 2012, to each director for services rendered and to be rendered during the year ended March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and stock compensation expense of $15 was recorded for the three months ended June 30, 2011.

c)  2009 Employee Stock Purchase Plan

The Company’s board of directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,
	2012	2011
Offering Price per Common Share	$0.05558	$0.07125

Common Shares Purchased Issued in July	267,516	175,489

8. RELATED PARTY TRANSACTIONS

On August 4, 2011, the Company’s board of directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate of our principal stockholder, for services rendered for the year ended March 31, 2012.  The fair value of the Series D Preferred Stock was $150 and stock compensation expense of $15 was recorded for the three months ended June 30, 2011.

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate of our principal stockholder, an administrative fee of $100 in cash and a warrant to purchase 2,500,000 shares of common stock at an initial exercise price of $0.04 per share.

On October 14, 2011, The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer, a member of the Board of Directors, is a trustee, purchased in a private placement 175,000 shares of the Series D Preferred Stock for an aggregate purchase price of $175.

On June 12, 2012, the Company’s Board of Directors approved $10 of fees, to be paid quarterly in the amount of $2.5, to each director for services rendered and to be rendered during the year ending March 31, 2013.  General administration expense includes an expense of $15 for the three months ended June 30, 2012.

On June 12, 2012, the Company’s Board of Directors approved $150 of fees, to be paid monthly in the amount of $12.5, to SG Phoenix LLC, an affiliate of our principal stockholder, for services to be rendered during the year ending March 31, 2013. General administration expense includes an expense of $37.5 for the three months ended June 30, 2012.

During the three months ended June 30, 2012 and 2011, the Company purchased approximately $176 and $63, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Company’s Board of Directors, is the Chief Executive Officer and the majority shareholder, of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Company’s Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States of America and Canada accounted for approximately 61% and 25%, respectively, of the Company’s total revenue for the three months ended June 30, 2012.  The United States of America, Germany and Canada accounted for 41%, 19% and 16%, respectively, of the Company’s total revenue for the three months ended June 30, 2011.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
Revenue by country:
United States of America	$6,056	$1,088
Canada	2,454	432
Germany	375	518
Other	1,065	640
	$9,950	$2,678

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2012, the Company had two customers located in the United States of America and Canada who accounted for more than 10% of total revenue.  For the three months ended June 30, 2011, the Company had two customers located in Germany and Canada who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2012	$10.0	2	59%
June 30, 2011	$2.7	2	30%

At June 30 2012, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2012	$2.5	1	11%

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2012 and 2011, the Company owed this supplier $2,451 and $664, respectively, recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No country, other than the United States, had more than 10% of the Company’s assets for each of the three months ended June 30, 2012 and 2011.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014.  Rent expense for the three months ended June 30, 2012 and 2011 was $63 and $56, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2013	$196
2014	264
2015	124
2016	16
$600

b)             Purchase commitment

At June 30, 2012, the Company had purchase obligations in fiscal 2013 of approximately $6,231 related to inventory and product development items.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We engineer, develop, integrate and market rugged, mobile computing systems.  Our line of iX™ tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions.  Our systems can be fitted with a wide range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market.  We believe we are positioned for future revenue growth in our addressable markets.  We launched our fifth generation iX104C line of rugged tablet PCs in May 2011, and we believe that customer response has been favorable. Our revenue increased by approximately 55% from fiscal 2011 to fiscal 2012, principally due to significant orders received during the third and fourth quarter of our 2012 fiscal year, including over $14 million in aggregate sales orders from one of the world’s largest utility companies, and the receipt of a purchase order of over $2.8 million from one of the largest conventional oil and natural gas producers in North America.  In February 2012, we announced the receipt of a follow-on $3.5 million purchase order from the major utility.  Partial shipment of these orders occurred in the third and fourth quarters of our fiscal year ended March 31, 2012 and the first quarter of our fiscal year 2013.  We expect to fulfill the balance of these orders in the second quarter of our fiscal year ending March 31, 2013.  Our revenue for the three months ended March 31, 2012 and June 30, 2012 was $10.8 million and $10.0 million, respectively, with the $10.8 million representing the largest dollar amount of revenue for any quarter in our history.  We have had three consecutive quarters of net income for the first time in our 16-year history with net income for the nine months ended June 30, 2012 of $2.4 million. At a time when we believe awareness and demand for tablet computers is significantly increasing, we have introduced a family of computers that, based upon third-party certifications, we believe surpasses the standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

We are dependent upon the market acceptance of our newest generation of the iX104 tablet PC system.  Our iX104C5TM introduces what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water.  The new C5 family also features the Intel® Core™ i7 processor and Windows® 7 operating system.  Our specially designed AllVueTM screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

Management believes that if we are successful in gaining more marketplace awareness of our iX104 tablet PC family of products, we should be able to increase our future revenue.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of June 30, 2012 and March 31, 2012 and for the three months ended June 30, 2012 and 2011. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Financial Instruments.  Options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.  The determination of the values attributed to the options and warrants required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation.

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 7 to these unaudited consolidated financial statements for required disclosures.

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

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our unaudited consolidated financial statements.  We do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

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

Interest.  Interest expense consists of interest on borrowings related to our credit facility.

Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Inflation.  During the three month periods ended June 30, 2012 and 2011, inflation and changing prices have not had a material impact on our net revenue, or income (loss) from operations.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Revenue.  Total revenue for the three months ended June 30, 2012 was $9,950,000 as compared to $2,678,000 for the three months ended June 30, 2011, an increase of $7,272,000 or approximately 272%.  The increase in revenue was due to an increase in unit sales of approximately 256% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, along with an increase in our average sales price of approximately 16%. The increase in unit sales was principally attributable to the fulfillment of a portion of the previously announced purchase orders we received in the second half of our fiscal year 2012, approximating $20,300,000. We expect to make additional shipments to fulfill these orders in the second quarter of our fiscal year ending March 31, 2013. The increase in average selling prices was principally due to a more favorable product mix.

We operate in one segment, the sale of rugged mobile wireless Tablet PC computing systems. The United States and Canada accounted for approximately 61% and 25%, respectively, of our total revenue for the three months ended June 30, 2012.  The United States, Germany and Canada accounted for approximately 41%, 19%, and 16%, respectively, of our total revenue for the three months ended June 30, 2011.

We have a number of customers and in any given period a single customer can account for a significant portion of our sales. For the three months ended June 30, 2012, we had two customers located in the United States of America and Canada who accounted for approximately 59% of our total revenue.  For the three months ended June 30, 2011, we had two customers located in Canada and Germany who accounted for approximately 30% of our total revenue.  At June 30, 2012, we had one customer with an aggregate receivable balance that was approximately 11% of our outstanding receivables. At June 30, 2011, we had one customer with an aggregate receivable balance that was approximately 24% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2012 was $6,645,000 as compared to $2,105,000 for the three months ended June 30, 2011, an increase of $4,540,000 or approximately 216%.  The increase from the prior year quarterly period was primarily due to the increase in unit sales of approximately 218% offset by a slight decrease in average units cost of approximately 2%.

We rely on a single supplier for the majority of our finished goods. The inventory purchases and engineering services from this supplier for the three months ended June 30, 2012 and 2011 were $6,671,000 and $1,480,000, respectively. At June 30, 2012 and 2011, we owed this supplier $2,451,000 and $664,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $2,732,000 to $3,305,000 (33.2% of revenue) for the three months ended June 30, 2012 from $573,000 (21.4% of revenue) for the three months ended June 30, 2011.  The increase was primarily due to the aforementioned increase in unit sales and average selling prices.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2012 were $963,000 as compared to $799,000 for the three months ended June 30, 2011.  The increase of $164,000, or approximately 21%, was primarily due to an increase in commission expense of $190,000 commensurate with the increase in revenue offset by a reduction in marketing expenses of $31,000 as the prior year quarterly period included costs associated with the May 2011 product launch of the C5.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2012 were $551,000, an increase of $65,000, or approximately 13%, compared to $486,000 for the three months ended June 30, 2011.  The increase was primarily due to an increase in headcount related costs of $85,000 associated principally with additional headcount and an increase in product development costs of $29,000 associated with early stage new product development offset by a decrease of $56,000 in patent filing expenses as the prior year period included new patent filings associated with the C5 feature set.

General Administration Expenses.  General administration expenses for the three months ended June 30, 2012 were $886,000 as compared to $702,000 for the three months ended June 30, 2011, an increase of $184,000, or approximately 26%.  The increase was attributable to an increase in headcount related expenses of $113,000, consisting primarily of an incentive compensation accrual for meeting interim revenue and cash flow performance objectives with such payout contingent upon achievement at year end, an increase in information systems of $24,000 due to a system upgrade, an increase in audit fees of $23,000 attributable to the timing of billings and an increase in the general allowance for doubtful accounts of $20,000 associated with the increase in accounts receivables.

For the three months ended June 30, 2012 and 2011, the fair value of employee stock-based compensation expense was $186,000 and $202,000, respectively.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended June 30, 2012 and 2011 were $130,000 and $118,000, respectively.  Depreciation and amortization primarily consists of tooling amortization and depreciation of demonstration units deployed to customers and is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended June 30, 2012 was $62,000 compared to $34,000 for the three months ended June 30, 2011, an increase of $28,000.  The increase was principally attributable to the discount fees of 0.52% charged on eligible receivables arising from the increase in North American revenue.  On June 29, 2012, the ARPA agreement was amended to eliminate the discount fee.

Other Expenses.  Other expenses for the three months ended June 30, 2012 were $24,000, compared to $15,000 for the three months ended June 30, 2011.

Net Income.  The net income for the three months ended June 30, 2012 was $819,000 as compared to a net loss of $1,463,000 for the three months ended June 30, 2011, an increase of $2,282,000.  The increase was principally due to the increase in revenue of 272% offset by an increase in operating expenses of 21%.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended June 30, 2012 was $318,000 as compared to $2,506,000 for the three months ended June 30, 2011.  The decrease of $2,188,000 was due to an increase in net income of $2,282,000 offset by an increase in dividends to our preferred stockholders of $94,000. Our outstanding shares of preferred stock accrue cumulative dividends that are paid in shares quarterly on the first day of June, September, December and March. The dividends attributable to these shares for the three months ended June 30, 2012 and 2011 were $1,137,000 and $1,043,000, respectively.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum. The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock is 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended June 30, 2012 and 2011 and accrued and unpaid dividends as of June 30, 2012 and 2011 is as follows:

	Dividends
	Paid For Qtr Ended June 30,		Accrued and Unpaid as of June 30,
	2012	2011	2012	2011
Series A Preferred Stock	$551,000	$526,000	$194,000	$133,000
Series B Preferred Stock	68,000	69,000	24,000	16,000
Series C Preferred Stock	220,000	210,000	78,000	53,000
Series D Preferred Stock	364,000	508,000	122,000	100,000

Liquidity and Capital Resources

We have incurred net losses in each fiscal year since our inception and we may report a net loss  for our fiscal year ending March 31, 2013.  As of June 30, 2012, our working capital was $7,239,000 and our cash and cash equivalents were $2,893,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $108.5 million.

Sources of capital available to us are a credit facility with a specialty finance company.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (as amended the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA,  FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000. Under the terms of the ARPA, FWC purchases eligible receivables from our subsidiary with full recourse for the face amount of such eligible receivables.  FWC retains 15% of the purchase price of the purchased receivables as a reserve amount.  We are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily.  In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount to FWC in connection with its purchase of eligible receivables, we agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, our subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000,000. In the event we are unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%, which fees accrue daily. On August 26, 2011, we entered into an amendment to the ARPA  to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances will at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type.  We have guaranteed the obligations of our subsidiary under the ARPA pursuant to a corporate guaranty and suretyship.  In addition, pursuant to the ARPA, our obligations under the ARPA are secured by a first priority security interest on all our assets.

As of July 24, 2012, there were no borrowings outstanding under the ARPA.

We believe that our current cash and cash flow from operations, together with borrowings under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.  We may, however, require additional cash resources due to changing business conditions or other future developments.  Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs.  If we do not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2012	2011

Cash provided by operating activities	$2,835,000	$49,000

Cash used in investing activities	(152,000)	(136,000)

Cash provided by financing activities	11,000	52,000

Cash and cash equivalents	2,893,000	133,000

Our operating activities provided $2,835,000 of net cash for the three months ended June 30, 2012 as compared to $49,000 of net cash provided by operating activities for the three months ended June 30, 2011, a change of $2,786,000.  The increase in net cash provided by operating activities is due to a favorable increase in cash from the timing of accounts receivable billings and collections of $4,565,000, a favorable increase in our net income, net of items not affecting cash, of $2,279,000 and a favorable fluctuation in prepaid expense of $99,000 offset by an unfavorable reduction in cash from the reduction in accounts payable and accrued liabilities of $2,488,000 and an unfavorable increase in inventory of $1,669,000.

Net cash used in investment activities consists of additions to fixed assets, which for the three months ended June 30, 2012, consisted of tooling costs and demonstration units of our iX104C5 Tablet PCs.  For the three months ended June 30, 2011, the additions consisted primarily of demonstration units.

Our financing activities provided $11,000 of net cash for the three months ended June 30, 2012 as compared to $52,000 of net cash for the three months ended June 30, 2011.  Net cash provided by financing activities for the three months ended June 30, 2012 consisted of proceeds from the issuance of common stock.  For the three months ended June 30, 2011, net cash provided by financing activities consisted of net borrowings from our working capital credit facility.

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

During the three months ended June 30, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2012 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2012.

Risks Relating to our Business

For the three months ended June 30, 2012, approximately 59% of our revenue was derived from two of our customers.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may materially decline and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2012, two resellers, Prosys Information Systems, Inc. and OCR Canada Ltd., accounted for approximately 39% and 20%, respectively, of our total revenue, for two end-user customers. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others, our revenue may decline and our growth could be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.23	Fifth Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2012)
31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

XPLORE TECHNOLOGIES CORP.

Dated: July 25, 2012	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)