Form 10-Q
period 2012-09-30
XPLORE TECHNOLOGIES CORP
filed 2012-11-14
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 8,389,363 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,471	$199
Accounts receivable, net	3,269	8,393
Inventory, net	4,320	3,969
Prepaid expenses and other current assets	178	99
Total current assets	10,238	12,660
Fixed assets, net	523	363
Deferred charges	1,026	—
	$11,787	$13,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$—	$—
Accounts payable and accrued liabilities	3,654	6,583
Total current liabilities	3,654	6,583

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized 64,000; shares issued 62,874 and 62,874, respectively	63	63
Series B Preferred Stock, par value $0.001 per share; authorized 10,000; shares issued 7,732 and 7,732, respectively	8	8
Series C Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 17,074 and 17,074 respectively	17	17
Series D Preferred Stock, par value $0.001 per share; authorized 20,000; shares issued 15,275 and 14,334 respectively	15	14
Common Stock, par value $0.001 per share; authorized 1,350,000; shares issued 752 and 588, respectively	1	1
Additional paid-in capital	144,612	141,957
Accumulated deficit	(136,583)	(135,620)
	8,133	6,440
	$11,787	$13,023

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Income (Loss)—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$7,473	$5,100	$17,423	$7,778
Cost of revenue	5,167	3,471	11,812	5,576
Gross profit	2,306	1,629	5,611	2,202

Expenses:
Sales, marketing and support	855	1,016	1,818	1,815
Product research, development and engineering	363	447	914	933
General administration	804	761	1,690	1,463
	2,022	2,224	4,422	4,211
Income (loss) from operations	284	(595)	1,189	(2,009)

Other expenses:
Interest expense	(2)	(57)	(64)	(91)
Other	(5)	(17)	(29)	(32)
	(7)	(74)	(93)	(123)
Net income (loss)	$277	$(669)	$1,096	$(2,132)
Dividends attributable to Preferred Stock	(874)	(938)	(2,011)	(1,981)
Net loss attributable to common stockholders	(597)	(1,607)	(915)	(4,113)
Income (loss) per common share	0.41	(1.36)	1.71	(4.49)
Dividends attributable to Preferred Stock	(1.29)	(1.91)	(3.14)	(4.17)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.88)	$(3.27)	$(1.43)	$(8.66)
Weighted average number of common shares outstanding, basic and fully diluted	676,663	492,336	641,221	474,859

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$277	$(669)	$1,096	$(2,132)
Items not affecting cash:
Depreciation and amortization	121	250	251	368
Allowance for doubtful accounts	(8)	3	3	(10)
Stock-based compensation expense	181	217	367	419
Equity instruments issued in exchange for services	—	74	—	112

Changes in operating assets and liabilities:
Accounts receivable	(792)	(1,122)	5,121	226
Inventory	1,155	400	(351)	563
Prepaid expenses and other current assets	(1,080)	163	(1,105)	39
Accounts payable and accrued liabilities	(32)	481	(2,725)	261
Net cash provided by (used in) operating activities	(178)	(203)	2,657	(154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(259)	(222)	(411)	(358)
Net cash used in investing activities	(259)	(222)	(411)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	4,155	9,455	8,260
Repayment of short-term indebtedness	—	(3,761)	(9,455)	(7,814)
Net proceeds from issuance of Common Stock	15	12	26	12
Net cash provided by financing activities	15	406	26	458

CHANGE IN CASH AND CASH EQUIVALENTS	(422)	(19)	2,272	(54)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,893	133	199	168
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,471	$114	$2,471	$114

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$2	$57	$64	$92
Payments for income taxes	$—	$—	$—	$—
Payments of liabilities through issuance of stock	$—	$—	$204	$160
Preferred Stock dividends issued in the form of stock	$856	$981	$2,059	$2,294

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation rugged computer products. The Company has had recurring losses. Management believes that the Company’s current cash and cash flow from operations, together with proceeds from the recently completed public offering of the Company’s common stock and borrowings from its senior lender will be sufficient to fund its anticipated operations, working capital and capital spending for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

3. INVENTORY

	September 30, 2012	March 31, 2012
Finished goods	$3,292	$2,915
Computer components	1,028	1,054
Total inventory	$4,320	$3,969

4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Loss per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were excluded from the loss per share attributable to common stockholders calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following securities were not considered in the loss per share attributable to common stockholders calculations for the three and six months ended:

	September 30, 2012	September 30, 2011
Series A Preferred Shares	360,446	343,912
Series B Preferred Shares	42,374	40,400
Series C Preferred Shares	85,433	80,956
Series D Preferred Shares	954,703	709,118
Warrants	419,356	434,236
Options	149,982	151,906
Other Common Stock Equivalents	—	13,125
	2,012,294	1,773,653

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily. In June 2012, in connection with the reduction of the cost of funds rate from 11.50% and the elimination of a 0.52% discount to the amount FWC paid in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%, which fees accrue daily. On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1.00%, under the ARPA.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On September 30, 2012, there were no borrowings under the ARPA.

6. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result, the Company was authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $0.001 par value, and 150,000,000 shares of preferred stock, $0.001 par value.

On July 26, 2012, the Company filed a Registration Statement on Form S-1 with respect to a firm commitment public offering of $10 million in shares of its common stock, excluding the underwriters’ over-allotment option.

On September 12, 2012, the Company held a special meeting of stockholders to consider and vote upon proposals to approve, among other matters, (i)  an amendment to the amended and restated certificate of incorporation to effect a reverse stock split of outstanding common stock in a range of not less than 1-for-325 and not more than 1-for-425 and (ii) amendments to the amended and restated certificate of incorporation to (a) reduce the conversion price of each series of Preferred Stock and (b) make inapplicable an anti-dilution adjustment that may otherwise be triggered by the reduction of the conversion price of each other series of Preferred Stock. Each of the proposals was approved by the requisite number of the Company’s stockholders entitled to vote thereon.

On September 13, 2012, the Company filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the outstanding shares of the Company’s Series A Preferred Stock agreeing to the conversion, upon consummation of the pending public offering, of each share of Series A Preferred Stock then outstanding into shares of common stock. As a result of such consent, upon consummation of the public offering on October 31, 2012, each series of outstanding Preferred Stock will automatically convert into shares of the Company’s common stock at the following conversion rates: 1-to-0.0327 for the Series A Preferred Stock; 1-to-0.0327 for the Series B Preferred Stock; 1-to-0.0481 for the Series C Preferred Stock and 1-to-0.1543 for the Series D Preferred Stock.

All of the common stock share numbers, common stock share prices and exercise prices with respect to options and warrants to purchase common stock have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect the 1-for-400 reverse split of common stock but have not been adjusted for the conversion of Preferred Stock upon consummation of the public offering.

Upon consummation of the public offering on October 31, 2012, the Company’s authorized shares will consist of 15,000,000 shares of common stock and 5,000,000 shares of preferred stock.

At September 30, 2012, deferred charges of $1,026 represent costs associated with the public offering of the Company’s common stock, the special meeting of stockholders needed to effect the reverse stock split, the amended conversion prices of the preferred stock and the mandatory conversion of the Preferred Stock, and the listing of the Company’s common stock on the NASDAQ Capital Market upon the consummation of the public offering.  The costs consist of professional fees, primarily legal, SEC and NASDAQ fees, printing and mailing charges and costs associated with marketing the public offering, primarily travel.  These costs will be charged against the gross proceeds of the public offering of the Company’s common stock upon consummation of the offering on October 31, 2012.

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

A summary of paid dividends for the three and six months ended September 30, 2012 and 2011, and accrued and unpaid dividends as of September 30, 2012 and 2011, is as follows:

	Dividends
	Paid For Qtr Ended September 30,		Paid For Six Months Ended September 30		Accrued and Unpaid as of September 30,
	2012	2011	2012	2011	2012	2011
Series A Preferred Stock	$464	$461	$1,015	$987	$183	$94
Series B Preferred Stock	57	57	125	126	25	11
Series C Preferred Stock	185	184	405	394	83	37
Series D Preferred Stock	150	279	514	787	145	117

In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of the Series D Preferred Stock will be entitled to receive liquidating distributions in the amount of $1.00 per share plus any accrued and unpaid dividends. After receipt of the liquidation preference, the shares of Series D Preferred Stock will participate with the common stock in remaining liquidation proceeds (after payment of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock liquidation preferences, including accrued and unpaid dividends) pro rata on an as-converted basis. A merger or consolidation (other than one in which the then current stockholders own a majority of the voting power in the surviving or acquiring corporation) or a sale, lease transfer, exclusive license or other disposition of all or substantially all of the Company’s assets will be treated as a liquidation event triggering the liquidation preference. Each series of Series A, Series B and Series C Preferred Stock ranks on parity with each other series of Series A, Series B and Series C Preferred Stock with respect to dividends and liquidation.  At September 30, 2012, the liquidation preference values of the Series A, Series B, Series C and Series D Preferred Stock were $21,377, $2,629, $8,537 and $15,275, respectively.

At September 30, 2012, the conversion rates into common stock for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were approximately 0.0057, 0.0055, 0.0050 and 0.0625, respectively.

During the three months ended September 30, 2012, 2,706 shares of Series D Preferred Stock were converted into 169 shares of the Company’s common stock.  During the six months ended September 30, 2011, 500,000 shares of Series B Preferred Stock were converted into 2,533shares of the Company’s common stock.

Warrants Outstanding

There were warrants to purchase an aggregate of 419,356 shares of common stock outstanding and fully exercisable at September 30, 2012 as detailed in the table below:

Number of Warrants	Exercise Price(1)	Expiration Date
9,375	$31.43	January 30, 2013
186,503	$27.47	January 14, 2013
205,978	$16.00	December 15, 2013
6,250	$16.00	October 13, 2014
7,500	$36.04	June 10, 2014
3,750	$29.50	May 13, 2015

(1)	Exercise price may change subject to anti-dilutive terms.

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

At September 30, 2012, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 191,494 shares. This amount consists of 187,500 shares under the 2009 Stock Plan and 3,994 under the Amended Share Option Plan, which shares are issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the six months ended September 30, 2012 is as follows:
	Six months ended September 30, 2012
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2012	140,870	$28.00
Granted	11,500	7.23
Exercised	—	—
Forfeited	(2,388)	53.05
Outstanding at end of period	149,982	$25.43

At September 30, 2012, the total number of shares of common stock issued in connection with the exercise of options is 1,678 since the inception of the Amended Share Option Plan.

A summary of the options outstanding and exercisable as at September 30, 2012 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$ 5.92— 23.99	27,313	4.3	3,662	3.6
$24.00— 26.99	111,151	3.5	56,370	3.5
$27.00—200.00	11,518	2.0	10,025	1.7
	149,982	3.5	70,057	3.2

The weighted average exercise price of options exercisable at September 30, 2012 was $30.26.

On June 12, 2012, July 17, 2012 and September 12, 2012, the Board of Directors approved the grant of options to purchase 1,375 shares, 125 shares and 10,000 shares, respectively, of the Company’s common stock to a non-executive employee and an executive employee with exercise prices of $15.20, $15.20 and $5.92 per share, respectively.  The fair value of these option grants to be recognized as stock compensation expense is $34.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2013 and 2012 assumed discount rates of approximately 0.35% and 0.81%, respectively, and volatility of approximately 62% and 184%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $181 and $217 for the three months ended September 30, 2012 and 2011, respectively, and $367 and $419 for the six months ended September 30, 2012 and 2011, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2012 was zero as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2012 was $1,111 which is to be recognized over the next three years.

b)  Stock Compensation

On August 4, 2011, the Board of Directors approved an award of 10,000 shares of the Company’s Series D Preferred Stock, which fully vested on March 31, 2012 and were issued in November 2011 and April 2012, to each director for services rendered during the year ended March 31, 2012.  The total fair value of the Series D Preferred Stock was $60 and stock compensation expense of $15 and $30 was recorded for the three and six months ended September 30, 2011, respectively.

c)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended September 30, 2012 and 2011are as follows:

	Three Months Ended September 30,
	2012	2011
Offering Price per Common Share	$22.23	$28.50
Common Shares Purchased	—	409

8. RELATED PARTY TRANSACTIONS

On August 4, 2011, the Board of Directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate of our principal stockholder, for services rendered for the year ended March 31, 2012. The fair value of the Series D Preferred Stock was $150 and the Company recorded stock compensation expense of $60 and $75 for the three and six months ended September 30, 2011, respectively.

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate of our principal stockholder, an administrative fee of $100 in cash and a warrant to purchase 6,250 shares of common stock at an initial exercise price of $16.00 per share.

On October 14, 2011, The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer, a member of the Board of Directors, is a trustee, purchased in a private placement 175,000 shares of the Series D Preferred Stock for an aggregate purchase price of $175.

On June 12, 2012, the Board of Directors approved $10 of fees, to be paid quarterly in the amount of $2.5, to each director for services rendered and to be rendered during the year ending March 31, 2013. General administration expense includes an expense of $15 and $30 for the three and six months ended September 30, 2012, respectively.

On June 12, 2012, the Board of Directors approved $150 of fees, to be paid monthly in the amount of $12.5, to SG Phoenix LLC, an affiliate of our principal stockholder, for services to be rendered during the year ending March 31, 2013. General administration expense includes an expense of $37.5 and $75 for the three months and six months ended September 30, 2012, respectively.

During the six months ended September 30, 2012 and 2011, the Company purchased approximately $186 and $105, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile wireless tablet PC computing systems. The United States accounted for approximately 80%, of the Company’s total revenue for the three months ended September 30, 2012. The United States and Canada accounted for approximately 69% and 16%, respectively, of the Company’s total revenue for the six months ended September 30, 2012. The United States, Germany and France accounted for approximately 47%, 12% and 10%, respectively, of the Company’s total revenue for the three months ended September 30, 2011. The United States, Germany and Canada accounted for approximately 45%, 14% and 12%, respectively, of the Company’s total revenue for the six months ended September 30, 2011.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue by country:
United States	$5,983	$2,414	$12,039	$3,502
Canada	328	493	2,782	925
Germany	492	593	867	1,111
France	25	510	375	717
Other	645	1,090	1,360	1,523
	$7,473	$5,100	$17,423	$7,778

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended September 30, 2012, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the six months ended September 30, 2012, the Company had two customers located in the United States and Canada who accounted for more than 10% of total revenue. For the three months ended September 30, 2011, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the six months ended September 30, 2011, the Company had one customer located in Germany who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2012	$7.5	1	61%
September 30, 2011	$5.1	1	12%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2012	$17.4	2	60%
September 30, 2011	$7.8	1	11%

At September 30, 2012, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2012	$3.3	2	74%

The Company relies on a single supplier for the majority of its finished goods. At September 30, 2012 and 2011, the Company owed this supplier $1,448 and $1,387, respectively, recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2012 and 2011.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)           Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014. Rent expense for the three months ended September 30, 2012 and 2011, was $58 and $56, respectively. Rent expense for the six months ended September 30, 2012 and 2011, was $116 and $102, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2013	$130
2014	264
2015	124
2016	16
$534

b)	Purchase commitment

At September 30, 2012, the Company had purchase obligations in fiscal 2012 of approximately $2,742 related to inventory and product development items.

c)	Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. SUBSEQUENT EVENTS

On October 26, 2012, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “XPLR.”

On October 31, 2012, the Company completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds, before deducting the underwriting discount and offering expenses, of approximately $10,000.  The Company has also granted the underwriters of the offering a 45-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any.  In connection with the closing of the public offering, each series of the Company’s outstanding preferred stock was automatically converted into common stock in accordance with the terms and provisions of the Company’s amended and restated certificate of incorporation.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue is currently derived through the sale of our iX104 systems in the rugged, mobile tablet PC market. We believe we are positioned for future revenue growth in the markets in which we compete. We launched our fifth generation iX104C line of rugged tablet PCs in May 2011, and we believe that customer response has been favorable. From fiscal 2011 to fiscal 2012, our revenue increased by approximately 55%, primarily due to $20.3 million in purchase orders we received during the last half of fiscal 2012 from one of the world’s largest telecommunications companies and one of the largest conventional oil and natural gas producers in North America. Shipment of these orders occurred in the third and fourth quarters of fiscal 2012 and in the first and second quarters of fiscal 2013. We have completed four consecutive quarters of net income for the first time in our 16-year history, and for the 12 month period ended September 30, 2012 we had revenue of $37.2 million and net income of $2.7 million. At a time when we believe awareness and demand for tablet computers is significantly increasing, we have introduced a family of computers that, based upon third-party certifications, surpasses the standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

We are dependent upon the market acceptance of our current generation of the iX104 tablet PC system. Our iX104C5TM introduced what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water. The C5 family also features the Intel® Core™ i7 processor and Windows® 7 operating system. Our specially designed AllVueTM screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

Our management believes that if we are successful in gaining more marketplace awareness of our iX104 tablet PC family of products, we should be able to increase our future revenue.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of September 30, 2012 and March 31, 2012 and for the three months and six months ended September 30, 2012 and 2011. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Warranty Reserves.  Provisions are made at the time of sale for warranties, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. Warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by Wistron Corporation, our contract manufacturer; however, we also provide the coverage on some of our obligations for which we establish related reserves at the time of sale. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Our estimates have not required significant adjustment due to actual experience.

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

Stock-Based Compensation Expense.  We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 7 to our consolidated financial statements for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options. We use historical data to estimate pre-vesting forfeitures, and we record stock -based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on the Company’s history and future expectations of dividend payouts.

The assumptions used in calculating the fair value of stock-based compensation expense and related tax effects represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, or if we decide to use a different valuation model, our stock-based compensation expense could be materially different in the future from what we have recorded in the current period, which could materially affect our results of operations.

Recent Accounting Pronouncements

We have implemented all required new accounting pronouncements in effect that may impact our consolidated financial statements. We do not believe any such new accounting pronouncements might have a material impact on our consolidated financial position or results of operations.

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

Product Research, Development and Engineering.  Product research, development and engineering expenses consist of salaries and related expenses for development and engineering personnel and non-recurring engineering costs, including prototype costs related to the design, development, testing and enhancement of our product families. We expense our research and development costs as they are incurred. There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly fluctuation in our expenses.

General Administration.  General administration expenses consist of salaries and related expenses for finance, accounting, procurement and information technology personnel, investor relations, professional fees, including litigation legal fees and settlement payments, corporate expenses, and costs associated with being a U.S. public company, including regulatory compliance costs.

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

Inflation.  During the three and six month periods ended September 30, 2012 and 2011, we believe inflation and changing prices have not had a material impact on our net revenue, or on income (loss) from continuing operations.

Three and Six Months Ended September 30, 2012 vs. Three and Six Months Ended September 30, 2011

Revenue.  Total revenue for the three months ended September 30, 2012 was $7,473,000, as compared to $5,100,000 for the three months ended September 30, 2011, an increase of $2,373,000, or approximately 47%.  An increase in unit sales accounted for an increase in revenue of approximately 37% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, along with an increase in our average sales price of approximately 10% due to favorable changes in the product mix sold. Total revenue for the six months ended September 30, 2012 was $17,423,000, as compared to $7,778,000 for the six months ended September 30, 2011, an increase of $9,645,000, or approximately 124%.  An increase in unit sales accounted for an increase in revenue of approximate 110% for the six months ended September 30, 2012, compared to the six months ended September 30, 2011, along with an increase in our average sales price of approximately 14% due to favorable changes in the product mix sold.  The increase in unit sales was principally attributable to the fulfillment of a portion of the significant purchase orders described above.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. The United States accounted for approximately 80% of our total revenue for the three months ended September 30, 2012.  The United States, Germany and France accounted for approximately 47%, 12% and 10%, respectively, of our total revenue for the three months ended September 30, 2011.  The United States and Canada accounted for approximately 69% and 16%, respectively, of our total revenue for the six months ended September 30, 2012.  The United States, Germany and Canada accounted for approximately 45%, 14%, and 12%, respectively, of our total revenue for the six months ended September 30, 2011.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended September 30, 2012, we had one customer located in the United States who accounted for approximately 61% of our revenue.  For the six months ended September 30, 2012, we had one customer located in the United States who accounted for approximately 48% of our revenue and one customer located in Canada who accounted for approximately 12% of our revenue.  For the three months ended September 30, 2011, we had one customer located in the United States who accounted for approximately 12% of our revenue, and for the six months ended September 30, 2011, we had one customer located in Germany who accounted for approximately 11% of our revenue.  At September 30, 2012, we had two customers with receivable balances that totaled approximately 74% of our outstanding receivables.  At September 30, 2011, we had three customers with receivable balances that totaled approximately 38% of our outstanding receivables, which balances were subsequently collected.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2012 was $5,167,000, compared to $3,471,000 for the three months ended September 30, 2011, an increase of $1,696,000, or approximately 49%.  An increase in unit sales accounted for an increase of approximately 37% in cost of revenue, along with an increase in average unit cost of approximately 12% due to changes in the product mix sold.  Total cost of revenue for the six months ended September 30, 2012 was $11,812,000, compared to $5,576,000 for the six months ended September 30, 2011, an increase of $6,236,000, or approximately 112%.  An increase in unit sales accounted for approximately 104% in cost of revenue along with an increase in average cost per unit of approximately 8% due to changes in the product mix sold.

We rely on a single supplier for the majority of our finished goods.  The inventory purchases and engineering services from this supplier for the six months ended September 30, 2012 and 2011 were $9,644,000 and $3,955,000, respectively.  At September 30, 2012 and 2011, we owed this supplier $1,448,000 and $1,387,000, respectively, recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $677,000 to $2,306,000 (30.9% of revenue) for the three months ended September 30, 2012 from $1,629,000 (31.9% of revenue) for the three months ended September 30, 2011.  The increase in gross profit for the three months ended September 30, 2012 was due primarily to the increase in unit sales and the decline in gross profit as a percentage of revenue was attributable to price reductions commensurate with large volume orders.  Total gross profit increased by $3,409,000 to $5,611,000 (32.2% of revenue) for the six months ended September 30, 2012 from $2,202,000 (28.3% of revenue) for the six months ended September 30, 2011.  The increase in gross profit for the six months ended September 30, 2012 was due primarily to the increase in unit sales and the increase in gross profit as a percentage of revenue was due to increase in revenue being spread over fixed costs.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2012 were $855,000, compared to $1,016,000 for the three months ended September 30, 2011.  The decrease of $161,000, or approximately 16%, was due primarily to a decrease in demonstration units’ related costs of $144,000, a decrease in travel costs of $24,000 and a decrease in marketing expenses of $19,000, partially offset by an increase in commission expense of $21,000 attributable to the increase in revenue.  Sales, marketing and support expenses for the six months ended September 30, 2012 were $1,818,000, compared to $1,815,000 for the six months ended September 30, 2011, an increase of $3,000.  The increase was due primarily to an increase in commission expense of $211,000 commensurate with the increase in revenue, offset by a decrease in demonstration units’ related costs of $141,000, a decrease in marketing expenses of $34,000 and a decrease in travel costs of $25,000.  The demonstration unit and marketing costs were higher in the prior year due to the product launch of the C5 in May 2011.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2012 were $363,000, a decrease of $84,000, or approximately 19%, compared to $447,000 for the three months ended September 30, 2011.  The decrease was due primarily to a decrease in product development costs of $87,000 arising from the completion of C5 testing in the prior year.  Product research, development and engineering expenses for the six months ended September 30, 2012 were $914,000, a decrease of $19,000, or approximately 2%, compared to $933,000 for the six months ended September 30, 2011.  The decrease was primarily due to a decrease in patent filing expenses of $56,000 as the prior year period included new patent filings associated with the C5 feature set and a decrease in product development costs of $38,000, offset by an increase in headcount related expenses of $76,000.  For our fiscal year ending March 31, 2013, we expect our product research, development and engineering expenses to increase primarily due to the development of additional products and, to a lesser extent, the non-recurrence of the $398,000 reduction in fiscal year 2012 engineering expenses arising from the elimination of an accrual in the fourth quarter.

General Administration Expenses.  General administration expenses for the three months ended September 30, 2012 were $804,000, compared to $761,000 for the three months ended September 30, 2011, an increase of $43,000, or approximately 6%.  The increase was due primarily to an increase in professional fees of $51,000, primarily legal and public relations related, and an increase in information systems of $15,000 due to a system upgrade, partially offset by a $15,000 reduction in our general allowance for doubtful accounts associated with the decrease in accounts receivable.  General administration expenses for the six months ended September 30, 2012 were $1,690,000, compared to $1,463,000 for the six months ended September 30, 2011, an increase of $227,000, or approximately 16%.  The increase was primarily due to an increase in headcount related expenses of $99,000, consisting primarily of an incentive compensation accrual for meeting interim revenue and cash flow performance objectives with such payment contingent upon achievement at year end, an increase in professional fees of $101,000, primarily legal and public relations related, and an increase in information systems of $39,000 due to a system upgrade, partially offset by a decrease in business personal property tax of $12,000.

For the three months ended September 30, 2012 and 2011, the fair value of employee stock-based compensation expense was $181,000 and $217,000, respectively.  For the six months ended September 30, 2012 and 2011, the recorded employee stock-based compensation expense was $367,000 and $419,000, respectively.  The fluctuation in expense is attributable to the timing of the granting of new awards and employee turnover.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2012 and 2011 were $121,000 and $250,000, respectively.  Depreciation and amortization expenses for the six months ended September 30, 2012 and 2011 were $251,000 and $368,000, respectively.  The decrease in depreciation expense is principally due to the aforementioned reduction of depreciation expense of C5 demonstration units of $135,000 and $137,000, respectively, partially offset by the tooling amortization associated with our new C5 Tablet PC of approximately $15,000 and $22,000, respectively, for the three and six months ended September 30, 2012.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended September 30, 2012 was $2,000 compared to $57,000 for the three months ended September 30, 2011, a decrease of $55,000.  Interest expense for the six months ended September 30, 2012 was $64,000, compared to $91,000 for the six months ended September 30, 2011, a decrease of $27,000.  The decreases in both periods are attributable primarily to no outstanding borrowings under our credit facility for the three months ended September 30, 2012 and a reduction in outstanding borrowings under that facility for the six months ended September 30, 2012.

Other Expenses.  Other expenses for the three months ended September 30, 2012 were $5,000, compared to $17,000 for the three months ended September 30, 2011.  Other expenses for the six months ended September 30, 2012 were $29,000, compared to $32,000 for the six months ended September 30, 2011.

Net Income. Our net income for the three months ended September 30, 2012 was $277,000, as compared to a net loss of $669,000 for the three months ended September 30, 2011, an increase of $946,000.  The increase was due to increases in revenue and gross profit and a decrease in operating expenses.  The net income for the six months ended September 30, 2012 was $1,096,000 as compared to a net loss of $2,132,000 for the six months ended September 30, 2011, an increase of $3,228,000.  The increase was due to increases in revenue and gross profit, partially offset by an increase in operating expenses.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended September 30, 2012 was $597,000, compared to $1,607,000 for the three months ended September 30, 2011, a decrease of $1,010,000, and due primarily to the increase in the net income of $946,000.  Net loss attributable to common stockholders for the six months ended September 30, 2012 was $915,000, compared to $4,113,000 for the six months ended September 30, 2011, a decrease of $3,198,000 attributable to the increase in net income.  Our outstanding shares of preferred stock accrue cumulative dividends that are paid in shares quarterly on the first day of June, September, December and March.   The dividends attributable to these shares for the three months ended September 30, 2012 and 2011 were $874,000 and $938,000, respectively.  The dividends attributable to these shares for the six months ended September 30, 2012 and 2011 were $2,011,000 and $1,981,000, respectively.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum.  The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock is 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid are determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended September 30, 2012 and 2011 and accrued and unpaid dividends as of September 30, 2012 and 2011 is as follows:

	Dividends
	Paid For Qtr Ended September 30,		Paid For Six Months Ended September 30		Accrued and Unpaid as of September 30,
	2012	2011	2012	2011	2012	2011
Series A Preferred Stock	$464,000	$461,000	$1,015,000	$987,000	$183,000	$94,000
Series B Preferred Stock	57,000	57,000	125,000	126,000	25,000	11,000
Series C Preferred Stock	185,000	184,000	405,000	394,000	83,000	37,000
Series D Preferred Stock	150,000	279,000	514,000	787,000	145,000	117,000

Liquidity and Capital Resources

We have incurred net losses in each fiscal year since our inception and we may report a net loss for our fiscal year ending March 31, 2013.  As of September 30, 2012, our working capital was $6,584,000 and our cash and cash equivalents were $2,471,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million, including the proceeds from our October 31, 2012 public offering described below.

Sources of capital available to us are a credit facility with a specialty finance company.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (as amended, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000. Under the terms of the ARPA, FWC purchases eligible receivables from our subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. We are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily. In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount to FWC in connection with its purchase of eligible receivables, we agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, our subsidiary to have a net worth (defined as assets minus liabilities) of not less than $4,000,000. In the event we are unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%, which fees accrue daily. On August 26, 2011, we entered into an amendment to the ARPA to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances will at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value.

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

On July 26, 2012, we filed a Registration Statement on Form S-1 with respect to a firm commitment public offering of $10 million in shares of common stock, excluding the underwriters’ over-allotment option.

On September 12, 2012, we held a special meeting of our stockholders to consider and vote upon proposals to approve, among other matters, (i) an amendment to the amended and restated certificate of incorporation to effect a reverse stock split of outstanding common stock in a range of not less than 1-for-325 and not more than 1-for-425 and (ii) amendments to the amended and restated certificate of incorporation to (a) reduce the conversion price of each series of preferred stock and (b) make inapplicable an anti-dilution adjustment that may otherwise be triggered by the reduction of the conversion price of each other series of preferred stock. Each of the proposals were approved by the requisite number of stockholders entitled to vote thereon.

On September 13, 2012, we filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the outstanding shares of Series A Preferred Stock consenting to the conversion, upon consummation of the proposed public offering, of each share of Series A Preferred Stock then outstanding into shares of common stock. As a result of such consent, upon consummation of the proposed public offering, each series of outstanding preferred stock will automatically convert into shares of common stock at the following reduced conversion rates: 1-to-0.0327 for the Series A Preferred Stock; 1-to-0.0327 for the Series B Preferred Stock; 1-to-0.0481 for the Series C Preferred Stock and 1-to-0.1543 for the Series D Preferred Stock.

All of the common stock share numbers, common stock share prices and exercise prices with respect to options and warrants to purchase common stock have been adjusted within the consolidated financial statements, on a retroactive basis, to reflect the 1-for-400 reverse split of common stock but have not been adjusted for the conversion of preferred stock.

On October 26, 2012, our common stock began trading on the NASDAQ Capital Market under the symbol “XPLR.”

On October 31, 2012, we completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds, before deducting the underwriting discount and offering expenses, of approximately $10 million.  We have also granted the underwriters a 45-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any.  In connection with the closing of the public offering, each series of our outstanding preferred stock was automatically converted into common stock in accordance with the terms and provisions of our amended and restated certificate of incorporation.

As of November 8, 2012, there were no borrowings outstanding under the ARPA.

We believe that our current cash and cash flow from operations, including proceeds from our recent public offering, together with borrowings under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(in thousands of dollars)
Net cash provided by (used in) operating activities	$(178,000)	$(203,000)	$2,657,000	$(154,000)
Net cash used in investing activities	(259,000)	(222,000)	(411,000)	(358,000)
Net cash provided by financing activities	15,000	406,000	26,000	458,000
Cash and cash equivalents	2,471,000	114,000	2,471,000	114,000

Our operating activities used $178,000 of net cash for the three months ended September 30, 2012, as compared to $203,000 of net cash used by operating activities for the three months ended September 30, 2011, a favorable improvement of $25,000.  The decrease in net cash used by operating activities was primarily due to a favorable reduction in the net use of cash for inventory of $755,000, a favorable decrease in the net loss, net of items not affecting cash, of $696,000, and a favorable variance resulting from the timing of accounts receivable billings and collections of $330,000, partially offset by an unfavorable increase in the use of cash arising from the timing of payables of $513,000 and an unfavorable increase of prepaid expenses and deferred charges associated with our public offering of $1,243,000.  Our operating activities provided $2,657,000 of net cash for the six months ended September 30, 2012, as compared to $154,000 of net cash used in operating activities for the six months ended September, 30, 2011, a favorable improvement of $2,811,000.  The increase in net cash provided by operating activities was primarily due to an increase from favorable timing of accounts receivable billings and collections of $4,895,000, and an increase from our net income and the reduction in net loss, net of items not affecting cash, of $2,960,000, partially offset by an unfavorable increase in the use of cash arising from the timing of accounts payable of $2,986,000, an unfavorable increase in prepaid expenses and deferred charges associated with our public offering of $1,144,000 and an unfavorable increase in the net use of cash for inventory of $914,000.

Net cash used in investment activities for the six months ended September 30, 2012 consists of investments in tooling costs of$259,000, investments in demonstration units of $125,000, and $27,000 for a new phone system and other assets.  For the six months ended September 30, 2011, the net cash used in investment activities consisted primarily of investments in demonstration units of our newly launched C5 tablet PCs of $358,000.

Our financing activities provided $15,000 of net cash for the three months ended September 30, 2012, as compared to $406,000 of net cash provided in financing activities for the three months ended September 30, 2011.  For the six months ended September 30, 2012 our financing activities provided $26,000 of net cash, compared to $458,000 of net cash for the six months ended September 30, 2011.  Net cash provided by financing activities for the three and six months ended September 30, 2012, consisted of proceeds from the issuance of capital stock by the employee stock purchase plan.  For the three and six months ended September 30, 2011, net cash provided by financing activities consisted of net borrowings from our working capital credit facility.

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

During the three months ended September 30, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended September 30, 2012, we had one customer that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2012, one customer located in the United States accounted for approximately 61% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: November 14, 2012	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)