Form 10-Q
period 2012-12-31
XPLORE TECHNOLOGIES CORP
filed 2013-02-11
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 31, 2013, the registrant had 8,389,363 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended December 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,318	$199
Accounts receivable, net	3,376	8,393
Inventory, net	3,871	3,969
Prepaid expenses and other current assets	227	99
Total current assets	17,792	12,660
Fixed assets, net	632	363
	$18,424	$13,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term indebtedness	$—	$—
Accounts payable and accrued liabilities	2,897	6,583
Total current liabilities	2,897	6,583

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized none and 64,000, respectively; shares issued none and 62,874, respectively	—	63
Series B Preferred Stock, par value $0.001 per share; authorized none and 10,000, respectively; shares issued none and 7,732, respectively	—	8
Series C Preferred Stock, par value $0.001 per share; authorized none and 20,000, respectively; shares issued none and 17,074 respectively	—	17
Series D Preferred Stock, par value $0.001 per share; authorized none and 20,000, respectively; shares issued none and 14,334 respectively	—	14
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,389 and 588, respectively	8	1
Additional paid-in capital	153,445	141,957
Accumulated deficit	(137,926)	(135,620)
	15,527	6,440
	$18,424	$13,023

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Income (Loss)—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Revenue	$5,927	$8,918	$23,350	$16,696
Cost of revenue	3,864	6,182	15,676	11,758
Gross profit	2,063	2,736	7,674	4,938

Expenses:
Sales, marketing and support	1,022	976	2,840	2,791
Product research, development and engineering	695	487	1,609	1,420
General administration	965	914	2,655	2,377
	2,682	2,377	7,104	6,588
Income (loss) from operations	(619)	359	570	(1,650)

Other expenses:
Interest expense	(1)	(64)	(65)	(155)
Other	(6)	(11)	(35)	(43)
	(7)	(75)	(100)	(198)
Net income (loss)	$(626)	$284	$470	$(1,848)
Dividends attributable to Preferred Stock	(281)	(1,372)	(2,292)	(3,353)
Net loss attributable to common stockholders	(907)	(1,088)	(1,822)	(5,201)
Income (loss) per common share	(0.11)	0.53	0.20	(3.74)
Dividends attributable to Preferred Stock	(0.05)	(2.57)	(0.97)	(6.78)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.16)	$(2.04)	$(0.77)	$(10.52)
Weighted average number of common shares outstanding, basic and fully diluted	5,816,851	533,796	2,372,678	494,570

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$(626)	$284	$470	$(1,848)
Items not affecting cash:
Depreciation and amortization	129	156	380	524
Allowance for doubtful accounts	11	28	14	18
Stock-based compensation expense	164	222	531	641
Equity instruments issued in exchange for services	—	51	—	163

Changes in operating assets and liabilities:
Accounts receivable	(118)	(4,464)	5,003	(4,238)
Inventory	449	473	98	1,036
Prepaid expenses and other current assets	977	30	(128)	69
Accounts payable and accrued liabilities	(757)	2,952	(3,482)	3,213
Net cash provided by (used in) operating activities	229	(268)	2,886	(422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(238)	(111)	(649)	(469)
Net cash used in investing activities	(238)	(111)	(649)	(469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	920	9,455	9,180
Repayment of short-term indebtedness	—	(1,932)	(9,455)	(9,746)
Net proceeds from issuance of Series D Preferred Stock	—	2,182	—	2,182
Net proceeds from issuance of Common Stock	7,856	12	7,882	24
Net cash provided by financing activities	7,856	1,182	7,882	1,640

CHANGE IN CASH AND CASH EQUIVALENTS	7,847	803	10,119	749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,471	114	199	168
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,318	$917	$10,318	$917

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$1	$64	$65	$155
Payments for income taxes	$—	$—	$—	$—
Payments of liabilities through issuance of stock	$—	$—	$204	$—
Preferred Stock dividends issued in the form of stock	$717	$1,287	$2,776	$3,581

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Notes to the Unaudited Consolidated Financial Statements
(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks.  The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the tablets are waterproof for up to 30 minutes up to a depth of three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. The Company’s customers include major utility companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

3. INVENTORY

	December 31, 2012	March 31, 2012
Finished goods	$2,487	$2,915
Computer components	1,384	1,054
Total inventory	$3,871	$3,969

4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Loss per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock prior to their actual conversion on October 31, 2012 were excluded from the loss per share attributable to common stockholders calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following securities were not considered in the loss per share attributable to common stockholders calculations for the three and nine months ended:

	December 31, 2012	December 31, 2011
Series A Preferred Shares	—	382,696
Series B Preferred Shares	—	41,404
Series C Preferred Shares	—	87,760
Series D Preferred Shares	—	874,076
Warrants	529,731	440,486
Options	150,089	155,622
Other Common Stock Equivalents	—	13,125
	679,820	1,995,169

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On December 31, 2012, there were no borrowings under the ARPA.

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

On September 13, 2012, the Company filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the outstanding shares of the Company’s Series A Preferred Stock agreeing to the conversion, upon the consummation of the public offering, of each share of Series A Preferred Stock then outstanding into shares of common stock.

All of the historical common stock share numbers, common stock share prices and exercise prices with respect to options and warrants to purchase common stock have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect the 1-for-400 reverse split of common stock.

On October 31, 2012, the Company completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds of $10,000.  The Company had also granted the underwriters of the offering a 45-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any, which was not exercised by the underwriters. The Company issued to the underwriters warrants to purchase up to a total of 100,000 shares of common stock at an exercise price of $6.25 per share.  The warrants expire on October 24, 2017.  In connection with the closing of the public offering, each series of outstanding Preferred Stock was automatically converted into shares of the Company’s common stock at the following conversion rates: 1-to-0.0327 for the Series A Preferred Stock; 1-to-0.0327 for the Series B Preferred Stock; 1-to-0.0481 for the Series C Preferred Stock and 1-to-0.1543 for the Series D Preferred Stock.

The Company incurred costs of $2,144 associated with the public offering of the Company’s common stock, the special meeting of stockholders needed to effect the reverse stock split, the amended conversion prices of the Preferred Stock and the mandatory conversion of the Preferred Stock, and the listing of the Company’s common stock on the NASDAQ Capital Market.  The costs consist of the underwriting discount, professional fees, primarily legal, SEC and NASDAQ fees, printing and mailing charges and costs associated with marketing the public offering, primarily travel.  These costs were charged against the gross proceeds of the public offering of the Company’s common stock.

 On October 26, 2012, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “XPLR.”

On November 1, 2012, the Company filed its second amended and restated certificate of incorporation with the Secretary of State of the State of Delaware which integrated the then-in-effect provisions of the Company’s amended and restated certificate of incorporation and further amended those provisions by decreasing the Company’s authorized common and preferred stock.  The second amended and restated certificate of incorporation became effective on the date of filing.  As a result of the second amended and restated certificate of incorporation, the number of authorized shares of common stock of the Company was reduced from 1,350,000,000 to 15,000,000 and the number of authorized shares of preferred stock of the Company was reduced from 150,000,000 to 5,000,000.

Preferred Stock Dividends

Prior to its conversion on October 31, 2012, the Company’s outstanding shares of Preferred Stock accrued cumulative dividends which were paid quarterly on the first day of June, September, December and March, with the exception of the last dividends, which were paid upon conversion on October 31, 2012. The dividend rate for the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum of the original issue price of the Preferred Stock. The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

The dividend rate for the Series D Preferred Stock was 10% per annum of the original issue price of the Series D Preferred Stock. The dividends for the Series D Preferred Stock were paid at the Company’s option in cash or additional shares of Series D Preferred Stock valued at $1.00 per share. The Company paid the dividends in shares of Series D Preferred Stock.

The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of the Company’s common stock as of the dates of share issuances and accrual multiplied by the respective equivalent common shares.

A summary of paid dividends for the three and nine months ended December 31, 2012 and 2011, and accrued and unpaid dividends as of December 31, 2012 and 2011, is as follows:

	Dividends
	Paid For Qtr Ended December 31,		Paid For Nine Months Ended December 31,		Accrued and Unpaid as of December 31,
	2012	2011	2012	2011	2012	2011
Series A Preferred Stock	$350	$511	$1,365	$1,498	$—	$148
Series B Preferred Stock	43	63	168	189	—	18
Series C Preferred Stock	140	204	545	598	—	59
Series D Preferred Stock	184	509	698	1,296	—	119

On October 31, 2012, all of the Company’s outstanding shares of Preferred Stock were converted into shares of the Company’s common stock in the following amounts:

Number of Shares of Common Stock Converted Into
Series A Preferred Stock	2,055,448
Series B Preferred Stock	252,769
Series C Preferred Stock	820,837
Series D Preferred Stock	2,395,961

In addition, during the nine months ended December 31, 2012, 2,706 shares of Series D Preferred Stock were converted into 169 shares of the Company’s common stock. During the nine months ended December 31, 2011, 500,000 shares of Series B Preferred Stock were converted into 2,533 shares of the Company’s common stock.

Warrants Outstanding

There were warrants to purchase an aggregate of 529,731 shares of common stock outstanding and fully exercisable at December 31, 2012 as detailed in the table below:

Number of Warrants	Exercise Price(1)	Expiration Date
186,503	$16.51	January 14, 2013
9,375	$18.11	January 30, 2013
10,000	$16.51	February 27, 2013
375	$16.51	May 26, 2013
205,978	$11.86	December 15, 2013
6,250	$11.86	October 13, 2014
7,500	$19.98	June 10, 2014
3,750	$17.33	May 13, 2015
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a)  Stock Options

In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter, which is referred to as the Amended Share Option Plan. The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

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

At December 31, 2012, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 190,759 shares. This amount consists of 187,500 shares under the 2009 Stock Plan and 3,259 under the Amended Share Option Plan, which shares are issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the nine months ended December 31, 2012 is as follows:
	Nine months ended December 31, 2012
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2012	140,870	$28.00
Granted	15,250	7.29
Exercised	—	—
Forfeited	(6,031)	53.79
Outstanding at end of period	150,089	$24.28

At December 31, 2012, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 1,678.

A summary of the options outstanding and exercisable as at December 31, 2012 is as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$5.92	—	23.99	30,813	4.1	5,368	3.5
$24.00	—	26.99	108,493	3.2	55,463	3.2
$27.00	—	184.00	10,783	1.8	9,290	1.5
			150,089	3.3	70,121	3.0

The weighted average exercise price of options exercisable at December 31, 2012 was $28.49.

On June 12, 2012, July 17, 2012, September 12, 2012 and October 3, 2012, the Board of Directors approved the grant of options to purchase 1,375 shares, 125 shares, 10,000, shares and 3,750 shares, respectively, of the Company’s common stock to employees with exercise prices of $15.20, $15.20, $5.92 and $7.50 per share, respectively.  The fair value of these option grants to be recognized as stock compensation expense is $46.

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2013 and 2012 assumed discount rates of approximately 0.35% and 0.81%, respectively, and volatility of approximately 62% and 184%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $164 and $222 for the three months ended December 31, 2012 and 2011, respectively, and $531 and $641 for the nine months ended December 31, 2012 and 2011, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2012 was zero as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at December 31, 2012 was $917, which is to be recognized over the next three years.

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

c)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended December 31, 2012 and 2011are as follows:

	Three Months Ended December 31,
	2012	2011
Offering Price per Common Share	$22.23	$28.50
Common Shares Purchased	—	477

8. RELATED PARTY TRANSACTIONS

On August 4, 2011, the Board of Directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate of the Company’s principal stockholder, for services rendered for the year ended March 31, 2012. The fair value of the Series D Preferred Stock was $150 and the Company recorded stock compensation expense of $38 and $113 for the three and nine months ended December 31, 2011, respectively.

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip S. Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate of the Company’s principal stockholder, an administrative fee of $100 in cash and a warrant to purchase 6,250 shares of common stock at an initial exercise price of $16.00 per share.

On October 14, 2011, The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer, a member of the Board of Directors, is a trustee, purchased in a private placement 175,000 shares of the Series D Preferred Stock for an aggregate purchase price of $175.

On June 12, 2012, the Board of Directors approved $10 of fees, to be paid quarterly in the amount of $2.5, to each director for services rendered and to be rendered during the year ending March 31, 2013. General administration expense includes an expense of $15 and $45 for the three and nine months ended December 31, 2012, respectively.

On June 12, 2012, the Board of Directors approved $150 of fees, to be paid monthly in the amount of $12.5, to SG Phoenix LLC, an affiliate of the Company’s principal stockholder, for services to be rendered during the year ending March 31, 2013. General administration expense includes an expense of $37.5 and $112.5 for the three months and nine months ended December 31, 2012, respectively.

During the nine months ended December 31, 2012 and 2011, the Company purchased approximately $231 and $179, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States, Germany and England accounted for approximately 51%, 13% and 10%, respectively, of the Company’s total revenue for the three months ended December 31, 2012. The United States and Canada accounted for approximately 65% and 14%, respectively, of the Company’s total revenue for the nine months ended December 31, 2012. The United States, Germany and Canada accounted for approximately 67%, 11% and 10%, respectively, of the Company’s total revenue for the three months ended December 30, 2011. The United States, Germany and Canada accounted for approximately 57%, 12% and 11%, respectively, of the Company’s total revenue for the nine months ended December 31, 2011.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Revenue by country:
United States	$3,044	$5,939	$15,083	$9,441
Canada	377	911	3,159	1,836
Germany	754	955	1,621	2,066
England	610	96	956	464
Other	1,142	1,017	2,531	2,889
	$5,927	$8,918	$23,350	$16,696

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended December 31, 2012, the Company had two customers located in the United States and one customer located in Germany who accounted for more than 10% of total revenue. For the nine months ended December 31, 2012, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the three months ended December 31, 2011, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the nine months ended December 31, 2011, the Company had two customers located in the United States and Germany who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2012	$5.9	3	38%
December 31, 2011	$8.9	1	43%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2012	$23.4	1	36%
December 31, 2011	$16.7	2	37%

At December 31, 2012, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2012	$3.4	2	40%

The Company relies on a single supplier for the majority of its finished goods. At December 31, 2012 and 2011, the Company owed this supplier $1,302 and $3,199, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2012 and 2011.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014. Rent expense for the three months ended December 31, 2012 and 2011, was $64 and $62, respectively. Rent expense for the nine months ended December 31, 2012 and 2011, was $195 and $174, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2013	$65
2014	264
2015	124
2016	16
$469

b)	Purchase commitment

At December 31, 2012, the Company had purchase obligations in fiscal 2012 of approximately $8,871 related to inventory and product development items.

c)	Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. SUBSEQUENT EVENTS

On February 6, 2013, the Board of Directors approved an increase from $150 to $200 in the annual fees to SG Phoenix LLC, an affiliate of the Company’s principal stockholder, effective February 1, 2013, for additional services to be rendered. The Board of Directors also approved a one-time payment of $50 to SG Phoenix LLC for past services rendered.

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

Overview

We are engaged in the development, integration and marketing of rugged mobile PC systems. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical  scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. Our end user customers include major utility companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

Our revenue is derived through the sale of our iX104 systems in the rugged, tablet PC market. We are dependent upon the market acceptance of our iX104 systems. Our iX104C5TM introduced what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water. The C5 family also features an Intel® Core™ i7 processor and Windows® 7 operating system. Our specially designed AllVueTM screen is viewable in challenging lighting conditions, including direct sunlight and dimly lit environments, and also features a superior screen contrast ratio of 600:1.

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and have received favorable responses from our end user customers. From fiscal 2011 to fiscal 2012, our revenue increased by approximately 55%, primarily due to $17.5 million in purchase orders received during the last half of fiscal 2012 from AT&T. Shipment of those orders occurred in the third and fourth quarters of fiscal 2012 and in the first and second quarters of fiscal 2013. On October 15, 2012 we announced receipt of a $1.1 million purchase order from a leading medical device company and on December 7, 2012 we announced the receipt of a multi-million dollar purchase order for the U.S. military. The military purchase order was for over 900 of our iX104C5M rugged military tablets, which are scheduled for delivery over several quarters. These recent orders were our most significant orders from the medical device and military markets and we believe represent significant milestones. For the 12- month period ended December 31, 2012, we had revenue of $34.2 million and net income of $1.8 million.  Our revenue for the quarter ended December 31, 2012 was approximately 34% less than the prior year period, in which shipments to AT&T accounted for approximately 43% of that quarter’s revenue.  The fluctuation in quarterly revenue reflects the variability in our business associated with the timing of large orders and the related shipping of the products. While we may experience some variability in our quarterly operating results as a consequence, we believe our year-over-year business is growing, as reflected by our fiscal year-to-date revenue numbers.

On October 31, 2012, we completed the closing of an underwritten public offering of two million shares of our common stock, from which we received gross proceeds of $10 million.  In connection with the closing of the public offering, each series of our outstanding preferred stock was automatically converted into shares of our common stock.  In addition, our common stock began trading on the NASDAQ Capital Market under the symbol “XPLR.”

These actions strengthened our financial position and we believe improved the liquidity of our common stock.  We intend to use the net proceeds from the offering to expand our sales and marketing efforts, increase our product offerings to broaden our addressable markets and for working capital and general corporate purposes.  Consequently, we expect our operating expenses to increase based on these investments, and we may continue to incur operating losses, at least until we have completed the development of several new products.  We currently estimate that development of those products will be completed, and the products will be launched, from mid 2013, through 2014.

Looking forward, our strategy is to build increased marketplace awareness of our iX104 and new product families, in an effort that we believe will enable us to continue increasing our revenue and to expand our market share.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our unaudited consolidated financial statements as of December 31, 2012 and March 31, 2012 and for the three months and nine months ended December 31, 2012 and 2011. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

Revenue.  We derive revenue from sales of our rugged tablet PC systems, which encompass a family of active pen and touch tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs.

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

Interest.  Interest expense includes interest on borrowings related to our credit facility.

Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, foreign exchange and other miscellaneous income and expense.

Inflation.  During the three and nine month periods ended December 31, 2012 and 2011, we believe inflation and changing prices have not had a material impact on our net revenue, or on income (loss) from continuing operations.

Three and Nine Months Ended December 31, 2012 vs. Three and Nine Months Ended December 31, 2011

Revenue.  Total revenue for the three months ended December 31, 2012 was $5,927,000, as compared to $8,918,000 for the three months ended December 31, 2011, a decrease of $2,991,000, or approximately 34%.  A decrease in unit sales accounted for a decrease in revenue of approximately 35% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, a period in which shipments to AT&T accounted for approximately 43% of revenue. The decrease in unit sales was partially offset by an increase in our average sales price of approximately 1% due to favorable changes in the product mix sold.  The fluctuation in quarterly revenue reflects the variability in our business associated with the timing of the deployment of large orders. While we may experience some variability in our quarterly operating results, we believe our business is growing as reflected by our revenue growth of approximately 40% for the nine months ended December 31, 2012 as compared to the prior year period. Revenue for the nine months ended December 31, 2012 was $23,350,000, as compared to $16,696,000 for the nine months ended December 31, 2011, an increase of $6,654,000.  An increase in unit sales accounted for an increase in revenue of approximate 32% for the nine months ended December 31, 2012, compared to the nine months ended December 31, 2011, along with an increase in our average sales price of approximately 8% due to favorable changes in the product mix sold.  The increase in unit sales was principally attributable to the fulfillment of a portion of the significant purchase orders discussed above.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States, Germany and England accounted for approximately 51%, 13%, and 10%, respectively, of our total revenue for the three months ended December 31, 2012.  The United States, Germany and Canada accounted for approximately 67%, 11% and 10%, respectively, of our total revenue for the three months ended December 31, 2011.  The United States and Canada accounted for approximately 65% and 14%, respectively, of our total revenue for the nine months ended December 31, 2012.  The United States, Germany and Canada accounted for approximately 57%, 12%, and 11%, respectively, of our total revenue for the nine months ended December 31, 2011.

We have a number of customers, and in any given period a single customer can account for a significant portion of our sales.  For the three months ended December 31, 2012, we had two customers located in the United States, and one customer located in Germany who accounted for approximately 27% and 11%, respectively, of our revenue.  For the nine months ended December 31, 2012, we had one customer located in the United States who accounted for approximately 36% of our revenue.  For the three months ended December 31, 2011, we had one customer located in the United States who accounted for approximately 43% of our revenue.  For the nine months ended December 31, 2011, we had two customers located in the United States and Germany who accounted for approximately 27% and 10%, respectively, of our revenue.  At December 31, 2012, we had two customers with receivable balances that totaled approximately 40% of our outstanding receivables.  At December 31, 2011, we had one customer with receivable balances that totaled approximately 54% of our outstanding receivables, which balances were subsequently collected.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2012 was $3,864,000, compared to $6,182,000 for the three months ended December, 2011, a decrease of $2,318,000, or approximately 37%.  A decrease in unit sales accounted for a decrease of approximately 32% in cost of revenue, along with a decrease in average unit cost of approximately 5% due to changes in the product mix sold.  Total cost of revenue for the nine months ended December 31, 2012 was $15,676,000, compared to $11,758,000 for the nine months ended December 31, 2011, an increase of $3,918,000, or approximately 33%.  An increase in unit sales accounted for an increase of approximately 30% in cost of revenue, along with an increase in average cost per unit of approximately 3% due to changes in the product mix sold.

We rely on a single supplier for the majority of our finished goods.  The inventory purchases and engineering services from this supplier for the nine months ended December 31, 2012 and 2011 were $12,094,000 and $8,096,000, respectively.  At December 31, 2012 and 2011, we owed this supplier $1,302,000 and $3,199,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $673,000 to $2,063,000 (34.8% of revenue) for the three months ended December 31, 2012 from $2,736,000 (30.7% of revenue) for the three months ended December 31, 2011.  The decrease in gross profit for the three months ended December 31, 2012 was due primarily to the decreases in unit sales and revenue and the increase in gross profit as a percentage of revenue was attributable to more favorable product mix.  Total gross profit increased by $2,736,000 to $7,674,000 (32.9% of revenue) for the nine months ended December 31, 2012 from $4,938,000 (29.6% of revenue) for the nine months ended December 31, 2011.  The increase in gross profit for the nine months ended December 31, 2012 was due primarily to the increase in unit sales and revenue and the increase in gross profit as a percentage of revenue was due to a more favorable product mix, as well as the favorable impact of spreading indirect labor and logistics costs, which are predominately fixed in nature, over more revenue.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2012 were $1,022,000, compared to $976,000 for the three months ended December 31, 2011.  The increase of $46,000, or approximately 5%, was primarily due to an increase in headcount related costs of $68,000 for new sales and marketing personnel as well as incentive compensation paid to sales and marketing personnel for meeting performance objectives and an increase in marketing expenses of $47,000, primarily related to lead generation activities.  These increases were partially offset by a decrease in costs related to demonstration units of $58,000, which were higher in the prior year due to the product launch of the C5 in May 2011, and a reduction in stock compensation of $18,000.  Sales, marketing and support expenses for the nine months ended December 31, 2012 were $2,840,000, compared to $2,791,000 for the nine months ended December 31, 2011, an increase of $49,000.  The increase was primarily due to an increase in commission expense of $204,000 commensurate with the increase in revenue, an increase in headcount related costs of $104,000 due to the aforementioned factors and an increase in marketing expenses of $14,000, partially offset by a decrease in costs related to demonstration units of $197,000, a reduction in stock compensation of $46,000 and a decrease in travel and office related expenses of $32,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2012 were $695,000, an increase of $208,000, or approximately 43%, compared to $487,000 for the three months ended December 31, 2011.  The increase was due primarily to an increase in product development costs of $170,000 associated with three new products and an increase in headcount related expenses of $69,000 for new engineering personnel as well as incentive compensation paid to engineering personnel for meeting performance objectives, offset by a decrease in patent filing expenses of $33,000, in comparison to the prior year that included new patent filings associated with the C5 feature set.  Product research, development and engineering expenses for the nine months ended December 31, 2012 were $1,609,000, an increase of $189,000, or approximately 13%, compared to $1,420,000 for the nine months ended December 31, 2011.  The increase was primarily due to an increase in headcount related expenses of $146,000 and an increase in product development expenses of $133,000, offset by a decrease in patent filing expenses of $87,000.  The reasons for the fluctuations for the nine months ended December 31, 2012 are the same as those described for the three months ended December 31, 2012.  For our fiscal year ending March 31, 2013, we expect our product research, development and engineering expenses to increase primarily due to the development of the additional products and, to a lesser extent, the non-recurrence of a $398,000 reduction in fiscal year 2012 engineering expenses arising from the elimination of an accrual in the fourth quarter.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2012 were $965,000, compared to $914,000 for the three months ended December 31, 2011, an increase of $51,000, or approximately 6%.  The increase primarily consists of an increase in incentive compensation of $122,000 paid to administrative personnel for meeting performance objectives, an increase in investor and public relations related expenses of $47,000, primarily associated with the up-listing of our common stock to NASDAQ, an increase in our professional fees of $21,000, primarily legal, and an increase in depreciation of $14,000, partially offset by the non-recurrence of a prior year charge of $100,000 for patent infringement claims, reductions in stock compensation of $17,000 and the general allowance for doubtful accounts of $17,000 associated with the decrease in accounts receivable and a decrease in business personal property tax of $11,000.  General administration expenses for the nine months ended December 31, 2012 were $2,655,000, compared to $2,377,000 for the nine months ended December 31, 2011, an increase of $278,000, or approximately 12%.  The increase was primarily due to an increase in headcount related expenses of $205,000, consisting primarily of incentive compensation paid to administrative personnel for meeting revenue and cash flow performance objectives, as compared to the prior year period in which all incentive compensation was accrued in the fourth quarter, an increase in investor and public relations related expenses of $69,000, an increase in information systems of $34,000 due to a system upgrade and an increase in depreciation of $11,000, partially offset by a decrease in business personal property tax of $23,000 and a decrease in the general allowance for doubtful accounts of $11,000.

For the three months ended December 31, 2012 and 2011, the fair value of employee stock-based compensation expense was $164,000 and $222,000, respectively.  For the nine months ended December 31, 2012 and 2011, the recorded employee stock-based compensation expense was $531,000 and $641,000, respectively.  The fluctuation in expense is attributable to the timing of the granting of new awards and employee turnover.  Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2012 and 2011 were $129,000 and $156,000, respectively.  Depreciation and amortization expenses for the nine months ended December 31, 2012 and 2011 were $380,000 and $524,000, respectively.  The decrease in depreciation expense is principally due to the aforementioned reduction of demonstration units of $53,000 and $190,000, respectively, partially offset by the tooling amortization associated with the C5 of approximately $12,000 and $34,000, and depreciation of internal units and office equipment of $14,000 and $12,000, respectively, for the three and nine months ended December 31, 2012.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended December 31, 2012 was $1,000 compared to $64,000 for the three months ended December 31, 2011, a decrease of $63,000.  Interest expense for the nine months ended December 31, 2012 was $65,000, compared to $155,000 for the nine months ended December, 2011, a decrease of $90,000.  The decreases in both periods are attributable primarily to no outstanding borrowings under our credit facility for the three months ended December, 2012 and a reduction in outstanding borrowings under that facility for the nine months ended December 31, 2012.

Other Expenses.  Other expenses for the three months ended December 31, 2012 were $6,000, compared to $11,000 for the three months ended December 31, 2011.  Other expenses for the nine months ended December 31, 2012 were $35,000, compared to $43,000 for the nine months ended December 31, 2011.

Net Income (Loss). Our net loss for the three months ended December 31, 2012 was $626,000, as compared to a net income of $284,000 for the three months ended December 31, 2011, a decrease in income of $910,000.  The decrease was due to a decrease in revenue and an increase in operating expenses.  The net income for the nine months ended December 31, 2012 was $470,000 as compared to a net loss of $1,848,000 for the nine months ended December 31, 2011, an increase in income of $2,318,000.  The increase was due to increases in revenue, partially offset by an increase in operating expenses.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the three months ended December 31, 2012 was $907,000, compared to $1,088,000 for the three months ended December 31, 2011, a decrease of $181,000, due primarily to the decrease of $1,091,000 in the dividends attributable to Preferred Stock, as the Preferred Stock was outstanding for one month in the current year as compared to three months in the prior year, partially offset by the decrease in net income of $910,000. In connection with the closing of the public offering on October 31, 2012, each series of our outstanding preferred stock was automatically converted into common stock.  Net loss attributable to common stockholders for the nine months ended December 31, 2012 was $1,822,000, compared to $5,201,000 for the nine months ended December 31, 2011, a decrease of $3,379,000, attributable to a decrease in the net loss of $2,318,000 and a decrease in dividends attributable to preferred stock of $1,061,000, as the preferred stock was outstanding only through October 31, 2012.  The outstanding shares of preferred stock accrued cumulative dividends that were paid in shares of stock quarterly on the first day of June, September, December and March, with the exception of the last dividends, which were paid upon conversion on October 31, 2012.   The dividends attributable to these shares for the three months ended December 31, 2012 and 2011 were $281,000 and $1,372,000, respectively.  The dividends attributable to these shares for the nine months ended December 31, 2012 and 2011 were $2,292,000 and $3,353,000, respectively.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, and were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the three months ended December 31, 2012 and 2011 and accrued and unpaid dividends as of December 31, 2012 and 2011 is as follows:

	Dividends
	Paid For Qtr Ended December 31,		Paid For Nine Months Ended December 31,		Accrued and Unpaid as of December 31,
	2012	2011	2012	2011	2012	2011
Series A Preferred Stock	$350,000	$511,000	$1,365,000	$1,498,000	$—	$148,000
Series B Preferred Stock	43,000	63,000	168,000	189,000	—	18,000
Series C Preferred Stock	140,000	204,000	545,000	598,000	—	59,000
Series D Preferred Stock	184,000	509,000	698,000	1,296,000	—	119,000

Liquidity and Capital Resources

We have incurred net losses in each fiscal year since our inception and we may report a net loss for our fiscal year ending March 31, 2013.  As of December 31, 2012, our working capital was $14,895,000 and our cash and cash equivalents were $10,318,000.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million.

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

As of February 6, 2013, there were no borrowings outstanding under the ARPA.

On October 31, 2012, we completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds of $10,000,000, before deducting the underwriting discount and offering expenses of $2,144,000.  In connection with the closing of the public offering, each series of our outstanding preferred stock was automatically converted into common stock in accordance with the terms and provisions of our amended and restated certificate of incorporation.

We believe that our current cash and cash flow from operations, including proceeds from our recent public offering, together with borrowings under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(in thousands of dollars)
Net cash provided by (used in) operating activities	$229,000	$(268,000)	$2,886,000	$(422,000)
Net cash used in investing activities	(238,000)	(111,000)	(649,000)	(469,000)
Net cash provided by financing activities	7,856,000	1,182,000	7,882,000	1,640,000
Cash and cash equivalents, end of period	10,318,000	917,000	10,318,000	917,000

Our operating activities provided $229,000 of net cash for the three months ended December 31, 2012, as compared to $268,000 of net cash used by operating activities for the three months ended December 31, 2011, a favorable improvement of $497,000.  The increase in net cash provided by operating activities was primarily due to a favorable variance resulting from the timing of accounts receivable billings and collections of $4,346,000 and a favorable decrease in the prepaid expenses of $947,000, partially offset by an unfavorable increase in the use of cash arising from the timing of payables of $3,709,000 and an increase in net loss and the reduction in net income, net of items not affecting cash, of $1,063,000.  Our operating activities provided $2,886,000 of net cash for the nine months ended December 31, 2012, as compared to $422,000 of net cash used in operating activities for the nine months ended December 31, 2011, a favorable improvement of $3,308,000.  The increase in net cash provided by operating activities was primarily due to an increase from favorable timing of accounts receivable billings and collections of $9,241,000, and an increase from our net income and the reduction in net loss, net of items not affecting cash, of $1,897,000, partially offset by an unfavorable increase in the use of cash arising from the timing of accounts payable of $6,695,000, an unfavorable decrease in the net cash provided by inventory of $938,000 and an unfavorable increase in prepaid expenses and other current assets of $197,000.

Net cash used in investment activities for the three months ended December 31, 2012 consists primarily of investments in tooling costs related to new products being developed.  Net cash used in investment activities for the nine months ended December 31, 2012 consists of tooling costs of $472,000, investments in demonstration units of $150,000 and $27,000 for a new phone system and other assets.  For the three and nine months ended December 31, 2011, the net cash used in investment activities consisted primarily of investments in demonstration units of our newly launched C5 tablet PCs of $111, 000 and $469,000, respectively.

Our financing activities provided $7,856,000 of net cash for the three months ended December 31, 2012, as compared to $1,182,000 of net cash provided in financing activities for the three months ended December 31, 2011.  For the nine months ended December 31, 2012 our financing activities provided $7,882,000 of net cash, compared to $1,640,000 of net cash for the nine months ended December 31, 2011.  Net cash provided by financing activities for the three and nine months ended December 31, 2012, consisted of net proceeds from the public offering of our common stock of $7,856,000 and the issuance of capital stock by the employee stock purchase plan of $0 and $26,000, respectively.  For the three and nine months ended December 31, 2011, net cash provided by financing activities consisted of the net proceeds of $2,182,000 from the issuance of our Series D Preferred Stock in a private placement and proceeds from the issuance of capital stock by the employee stock purchase plan of $12,000 and $24,000, respectively, partially offset by net repayments of our working capital facility of $1,012,000 and $566,000, respectively.

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

During the three months ended December 31, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended December 31, 2012, we had three customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December, 2012, two customers located in the United States and one customer located in Germany who accounted for approximately 38% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 11, 2013	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)