Form 10-K
period 2013-03-31
XPLORE TECHNOLOGIES CORP
filed 2013-06-26
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of September 30, 2012, the aggregate market value of the common equity held by non-affiliates of the registrant was $7,213,072 based on the closing sale price of $7.50, as reported on the OTCQB Link.

As of May 31, 2013, the registrant had 8,389,363 shares of common stock outstanding.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Annual Report on Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Xplore” refer to Xplore Technologies Corp., a Delaware corporation, and our wholly-owned subsidiaries.

PART I

Item 1.  Business

Overview

Xplore engineers, develops, integrates and markets rugged, mobile computing systems. Our products are designed to enhance the ability of persons to perform their jobs outside of traditional office settings. Our family of iX™ rugged tablet personal computer (“PC”) systems, which we refer to as iX104, are designed to operate in challenging work environments such as extreme temperatures, repeated vibrations or dirty and wet or dusty conditions. The iX104 systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals like keyboards and cases.

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

Recent Developments

We believe we are positioned for future revenue growth in the markets in which we compete. In May 2011, we launched our fifth generation of iX104 rugged tablets, known as the iX104C5 product line, and we believe that customer response has been favorable. From fiscal 2011 to fiscal 2012, our revenue increased by approximately 55% and from fiscal 2012 to fiscal 2013, our revenue increased by approximately 11%. For the year ended March 31, 2013, we had revenue of approximately $30.5 million and net income of approximately $306,000. Fiscal 2013 was the first fiscal year in our history in which we reported net income. At a time when we believe awareness and demand for tablet computers is significantly increasing, Xplore has introduced a family of computers that, based upon third-party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

Our key initiatives for future revenue growth include the following:

•	New product development—based on input from customer and key industry participants;

•	The expansion of sales activities in non-U.S. markets, particularly in Europe;

•	Continued penetration into the Fortune 500/Global 2000 markets;

•	Establishment of key relationships with new distributors; and

•	Expanded focus on military/government markets.

We have spent more than a decade on research, development and product improvements with each generation of our iX104, achieving what we believe are a number of industry “firsts,” such as being the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities. Xplore’s signature iX104 computers have consistently been recognized for their ruggedness, versatility and best-in-class technologies. We believe Xplore pioneered and continues to offer the best outdoor-readable display and wLAN wireless solutions. Our specially designed AllVue screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, and features an improved screen contrast ratio of 600:1.

We have made a significant investment to expand our presence in the U.S. military market, one of the world’s largest consumers of rugged mobile computers, including certain product enhancements and increased functionality for our military extreme tablet, the iX104C5-M. The recently launched iX104C5-M2 (“C5-M2”) introduces additional hardware security with a fully integrated common access card (“CAC”) reader, which provides a secure and more trusted platform experience for military personnel. An ISO 7816 smart card issued by the U.S. government must be inserted into the device in order for the user to access information appropriate to his or her security clearance on the tablet. The CAC reader ensures that critical data is only accessible by qualified users. Since the CAC card is completely contained within the C5-M2 CAC reader, it is not subject to threat of possible damage by foreign objects. We believe that the new C5-M2 military tablet provides a rugged, state-of-the-art computing system with improved power and versatility for harsh, military environments.

We are a Delaware corporation. On October 31, 2012, we completed the closing of an underwritten public offering of two million shares of our common stock, from which we received gross proceeds of approximately $10 million. In connection with the closing of the public offering, each series of our outstanding preferred stock was automatically converted into shares of our common stock. In addition, our common stock began trading on The NASDAQ Capital Market under the symbol “XPLR” on October 26, 2012. Prior to October 26, 2012, shares of our common stock were quoted on the OTC Markets Group Inc.’s OTCQB Link™ quotation platform under the symbol “XLRT”.

Products

Our new product line consists of six different models developed for use in specific environments and applications:

•	iX104C5 DMSR™—Dual-Mode Sunlight-Readable Tablet

•	iX104C5 DM™—Dual-Mode Tablet

•	iX104C5 DML™—Dual-Mode Lite Tablet

•	iX104C5 DMSR-M™—Dual-Mode Sunlight-Readable Military Tablet

•	iX104C5 DMSR-M2™—Dual-Mode Sunlight-Readable Military Tablet

•	iX104C5 DMSR- ™—Dual-Mode Clean Room Tablet

We believe that our new iX104C5 has continued to introduce “industry firsts” and differentiating features, including a tool-less removable dual solid state drive (“SSD”) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water. The new C5 family also features the Intel® Core™ i7 processor and runs on both Windows® 7 and 8 operating systems.

Our line of iX tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions. Our systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System (“GPS”) modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

Our family of iX computers offers the following features:

Rugged— We have designed and built our products from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. By being designed to meet these specifications, our products can withstand damage from being dropped onto concrete from a height of up to four feet, from being submerged for up to 30 minutes in up to 12 inches of water, and from being exposed to extreme temperatures are as low as −49° Fahrenheit and as high as 160° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

 Screen Technology — We strive to be a leader of screen technology with award winning displays. We have designed our AllVue screen to be viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, with our latest models featuring an improved contrast ratio of 600:1. Our screens also offer Dual Mode inputs—simultaneous use of a digital pen and/or finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with automatic switching capabilities.

Processing Power — We have the ability to provide processing power alternatives for our products on a timely and cost-effective basis. Our systems use Intel processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, we provide Lithium ION batteries that support usage times of between three and five hours and include a “warm” swap feature, allowing users to switch batteries in the field without having to power down the system.

 Remote Connectivity—Our family of iX104C tablet PCs has a range of wireless communications options (wLAN, wWAN, Bluetooth, and PAN) as well as GPS options.

Accessories—We offer a broad range of add-on modules and accessories that we believe better enable our customers to adapt our computers to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to our customers’ needs. We have supplied service, desktop, vehicle, forklift, armored vehicle, and mobile cart docking systems to our customers.

Heightened Safety Standards—Our wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous locations.

Our computers are designed to be used as a mobile computing system. These systems are comprised of an Xplore hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe our iX family of products allows for the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity, and are designed to operate in extreme environments.

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

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities—To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion and Peak Technologies.

Investment and nurturing of key relationships—We intend to continue to outsource our manufacturing function so that we can continue to focus our resources on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturers. In addition, we have a number of strategic relationships with our resellers.

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

 Delivery of high quality, reliable systems—We measure and seek to improve product quality through rigorous quality assurance programs implemented through our strategic alliances, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

 Marketing and distribution relationships—Within each targeted vertical industry, we intend to focus on co-marketing relationships with key application providers and systems integrators. This strategy will allow us to define multiple channels of sale within a region while maintaining key strategic alliances.

 Expand into New Rugged Product Markets

We continue to consider other market opportunities that are broader in scope and opportunity.  We believe, based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation (which we refer to as VDC), that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $5.5 billion by the end of 2015, and for the market for large form factor rugged devices to grow to $2.63 billion by the end of 2015.  We currently have five products in the large form factor segment of the rugged mobile computer market.

We believe that our family of rugged tablet PCs is uniquely positioned to capitalize on the convergence of three current market trends:

●	The continuously expanding use of wireless data;

●	the increased awareness and rapid adoption of the tablet computing form factor, spurred by the success of Apple’s iPad and Samsung’s Galaxy; and

●	the transition toward rugged computing solutions in the face of high failure rates for non-rugged devices that have been deployed in challenging environments outside the office and board room.

We believe that many companies are coming to recognize that the total cost of computer ownership is improved by using rugged computing solutions.

Sales

Our customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent, end-users.  For fiscal year 2013, approximately 96% of our total revenues were attributable to sales through our distribution channels and approximately 4% of our total revenues were attributable to sales directly to our end-users.  We currently have relationships with more than 120 distributors.  Our distributors generally have large sales organizations that in turn sell our products to entities that are the ultimate end-users.  Our distributors include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2013, we had two resellers located in the United States, Prosys Information Systems Inc. and VT Miltope, who accounted for approximately 28% and 15% of our revenue, respectively.

As of March 31, 2013, we had a sales team of ten individuals that have geographic responsibilities for direct and indirect sales opportunities.  Our sales team works closely with our distributors in defined regions.  Our distributors are currently selling our products into the public safety, utility, telecom, field service, warehousing logistics, transportation, oil and gas, manufacturing, route delivery, military and homeland security markets.

For fiscal 2013, our total revenue increased by approximately 11% over fiscal 2012.  Our North American revenue was approximately 80% of total revenue in fiscal year 2013, as compared to approximately 74% of total revenue in fiscal year 2012.  The significance of the North American revenue was primarily attributable to large volume orders from our large utility and military end users located in the United States.

Marketing

We have various marketing programs aimed at increasing awareness of our products and services, product management and corporate communications.  Key elements of our marketing programs include:

●	Participation in targeted industry trade shows and conferences;

●	Editorial coverage and advertisements placed in targeted vertical markets, technology and business mediums, including specific industry publications;

●	Product marketing refinement by obtaining customer feedback through data collected by our customer support team, as well as through surveys;

●	Use of our web-site for communications, as well as customer and channel support capabilities;

●	Inclusion of customers, industry experts and others in the product development and testing cycles; and

●	Development of proven case studies or application papers for specific vertical market applications.

We also market our products through a number of different industry participants, including independent software vendors with application software for a specific industry, systems integrators that bring elements such as wireless communications systems to a project, agents that specialize in rugged mobile computing devices and other consultants. We believe that these relationships result in an active project in which the combination of our systems with the application software and support services provides a tailored solution designed to meet specific customer needs.

The market pricing for rugged computers is higher than that for commercial grade computers used in traditional office settings. We believe that the higher pricing reflects our theory that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower than the cost of a non-rugged computer in certain environments. In fact, several of our customers have disclosed in our customer-based market research studies that they experienced higher direct costs using non-rugged devices (e.g. more frequent damage, information retrieval costs, replacement costs), as well as higher indirect costs, such as prolonged downtime.

We recognize that, as a small company, our key to success depends on our ability to provide better products than our larger competitors, and to be more responsive to our customers’ needs. Some of our product innovations, such as the AllVue screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging customers in the design process. We believe that this process, combined with our flexibility to make quick decisions with the support of our contract manufacturers, has enabled us to deliver products with market leading technology ahead of our competitors.

Market Segments

We target a number of different sectors in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Logistics.  We believe that globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe that this sector will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this sector include Daimler AG.

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

Telecommunications.  Generally, telecom related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive. We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. A global top five telecommunications provider and Arkansas Utility are end-users of our products in this sector.

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

Research and Development

We have assembled an experienced engineering and product development team. Through the collaboration of our employees and the engineering team of our primary contract manufacturer, Wistron, we believe we are able to bring significant resources to the research, development and design of our products.

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

We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged platform as we seek to expand into additional markets.  During the fiscal years ended March 31, 2013 and 2012, we expended $2,194,000 and $1,923,000, respectively, on research and development activities, none of which is borne by our customers.

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

Motion. Motion is a leading provider of non-rugged and semi-rugged tablet computers.

We also face competition from manufacturers of non-rugged mobile computers, such as Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers.

Our primary competitors have greater financial, technical, and research and development resources and marketing capabilities than we do.

 Manufacturing

We have built a scalable manufacturing infrastructure to support our growing business. Wistron Corporation, our primary contract manufacturer located in Taiwan (which we refer to herein as “Wistron”), continues to manufacture the iX104. Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett-Packard Company. We expect this alliance with Wistron to support our expected sales growth and product demand for the foreseeable future.

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

Under the terms of our agreement with Wistron, which we entered into in July 2003, Wistron provides us with design, manufacturing and support services related to our ruggedized mobile PC tablets. The purchase price of our products produced by Wistron is determined based on the specific configuration of the tablet PC being produced and is subject to a cost reduction plan and volume based discounts. At least quarterly, we meet with Wistron to develop a cost reduction plan. The plan takes into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide Wistron with a six month rolling forecast of the products we anticipate ordering. Generally, Wistron has 45 days after its acceptance of our purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, Wistron has agreed to use its reasonable best efforts to deliver the excess products within 20 days after its acceptance of the applicable purchase order.

Wistron has provided several warranties to us, including that Wistron has all necessary rights required to sell the products, that each product will be free from any material defect for a period of up to 36 months that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. The initial term of our agreement with Wistron was for one year and automatically renews for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 120 days prior to the expiration of any renewal term. The Wistron agreement most recently automatically renewed for a one-year term in July 2012. In addition, the Wistron agreement contains a provision that allows for termination for any reason by either party upon 120 days’ notice.

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

Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have a negative impact on our gross margins on our products, but does not disrupt production. On occasion, we have also acquired component inventory from our suppliers in anticipation of supply constraints.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We currently have five U.S. patents. In addition, we have three U.S. patent applications related to proprietary elements of our new iX104C5 family of products, one International PCT patent application and one Taiwanese patent application for our new iX104C5 family of products, and one U.S. patent application and one International PCT patent application for our wireless dock. We are seeking to obtain additional patent protection for certain key components of our technology, as well as obtaining protection in the European Union and China. Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

We work closely with Wistron to stay abreast of the latest developments in rugged mobile computer technology. We obtain patent licenses for some technologies, some of which require significant royalty payments, when we believe those licenses are necessary or advantageous to our business. We have entered into non-exclusive licensing arrangements with Microsoft and other software suppliers for various operating systems and application software that we sell with our rugged tablet PCs.

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

Employees

As of March 31, 2013, we had 49 full-time employees, of which 29 were employed in the operations, engineering, research and development and customer support areas, five were involved in corporate, finance and administrative areas and 15 were employed in sales and marketing.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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

Risks Relating to our Business

Prior to fiscal year 2013, we have a history of net losses. We may be unable to continue being profitable.

Except for fiscal year 2013, we have incurred net losses in each fiscal year since our inception.  For our fiscal year ended March 31, 2013, we had net income of approximately $306,000.  However, as of March 31, 2013, our accumulated deficit was approximately $138.1 million primarily due to our previous losses.  Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses, and may be unable to maintain net income, as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.  We cannot assure you that our revenue will increase or that we will continue to be profitable in any future period.

Since our revenues are highly dependent on one product family, any significant reduction of sales of this product family would materially harm our operating results.

Because our revenues are derived substantially from sales of our iX104C5 systems, we are highly dependent upon the continued market acceptance of the iX104C5 product family. We cannot assure you that the iX104C5 product family will continue to achieve its current acceptance in the marketplace. Any significant reduction of sales of the iX104C5 product family would materially harm our operating results.

In fiscal year 2013, more than 10% of our revenue was derived from two of our customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2013, two resellers, Prosys Information Systems, Inc. and VT Miltope, accounted for approximately 28% and 15% of our total revenue, respectively. Prosys Information Systems, Inc. also accounted for approximately 37% of our total revenue for fiscal year 2012.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of an iX104 system is often an enterprise-wide decision for prospective end-user customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective end-user customers regarding the uses and benefits of such systems.  As a result, our products generally have a lengthy sales cycle, ranging from several months to several years.  Consequently, if forecasted sales from a specific end-user customer are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall.  The loss or delay of an expected large order could result in a significant unexpected revenue shortfall.  Moreover, to the extent that significant contracts are entered into and performed earlier than expected, operating results for subsequent periods may fall below expectations.

Our quarterly operating results are likely to fluctuate as a result of many factors and our quarterly operating results may not be indicative of results in any given year or future quarter.

Our quarterly revenue, expenses, operating results, and gross profit margins may vary significantly from quarter to quarter. Such fluctuation may result from our inability to replace revenue generated from large orders from one of our major resellers or end-user customers with revenue from other resellers and end-users, the lengthy sales cycle related to our products and delays in the delivery of products and components. Our quarterly revenue could also be materially affected in any period by a decline in the economic prospects of our customers or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period. Due to such factors, our quarterly operating results are likely to fluctuate and such results may not be indicative of our results in any given year or future quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. You should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

We are currently dependent on Wistron to manufacture our products and products under development and our reliance on Wistron subjects us to significant operational risks, many of which would impair our ability to deliver products to our customers should they occur.

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

Our business is therefore dependent upon Wistron for their manufacturing capabilities.  During the fiscal years ended March 31, 2013 and 2012, we purchased inventory and engineering services of approximately $15.4 million and $13.7 million, respectively, from Wistron.  Our agreement with Wistron contains a provision that allows for termination for any reason.  We cannot assure you that Wistron will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that Wistron has the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed.

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

We operate in a highly competitive industry. Our primary competitors in the mobile rugged computer market include DRS Technologies, Inc., Motion Inc., and Panasonic in the tablet PC market and Panasonic in the notebook market. We also face competition from manufacturers of nonrugged mobile computers, such as Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:

•	product performance, features and reliability;

•	price;

•	name recognition; and

•	product availability and lead times.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with our contract manufacturers, the resellers who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. The introduction of lower-priced personal computers, combined with the brand strength, extensive distribution channels and financial resources of the larger vendors, would cause us to lose market share and would reduce our margins on those personal computers we sell. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected. If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition will be adversely affected.

If we are unable to successfully protect our intellectual property, our competitive position will be harmed.

Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely on a combination of patents, copyright and trademark laws, trade secret, confidentiality procedures and contractual provisions to protect our proprietary rights. We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our technology may be inadequate. Existing trade secret, trademark and copyright laws offer only limited protection. Unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, time consuming and costly, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, the effect of either of which would harm our competitive position in the market.

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

In the fiscal years ended March 31, 2013 and March 31, 2012, approximately 33% and 37%, respectively, of our revenue was comprised of sales made outside of the United States.  Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

•	increases in duty rates, exchange or price controls;

•	governmental currency controls;

•	import restrictions;

•	political, social and economic changes and disruptions;

•	in certain jurisdictions, reduced protection for our intellectual property rights;

•	difficulty in enforcing contracts or legal rights under foreign legal systems; and

•	product availability and lead times.

The occurrence of any one these risks could impair our ability to grow our revenues.

If we are unable to retain key personnel we may not be able to execute our business strategy.

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our chairman and chief executive officer, Mark Holleran, our president and chief operating officer, and Michael J. Rapisand, our chief financial officer and corporate secretary.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in workforce in the past, we may have a more difficult time in attracting and retaining the employees we need. Other than an employment agreement with our president and chief operating officer, our relationships with our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change which would prevent us from executing our business strategy.

If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

Some key components included in our line of products are currently available only from single or limited sources.  In addition, some of the suppliers of these components are also supplying certain of our competitors.  We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner.  We carry little inventory of our products and some of our product components, and as a result, rely on our suppliers to deliver our products and necessary components to us or our contract manufacturers in a timely manner based upon forecasts we provide.  We may not be able to develop an alternative source of supply in a timely manner, which could hurt our ability to deliver our products to our customers.  In addition, if we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, or the margins we receive for our products may suffer, which would negatively impact our future financial performance and, in turn, seriously harm our business.

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

We provide, and will continue to provide, forecasts of our demand to our contract manufacturer prior to the scheduled delivery of products to our customers.  If we overestimate our requirements, our contract manufacturer may have excess component inventory, which could increase our costs.  If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenue.  In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.  We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase the costs of our products.

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

We must respond quickly and effectively to new technological developments, and the failure to do so could have a material and adverse effect on our results of operations.

Our failure to maintain our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing hardware and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new hardware and systems in a timely manner, our competitors’ technologies or services may render our products or services noncompetitive or obsolete.

Risks Relating to Ownership of our Common Stock

As of May 31, 2013, two of our stockholders, Philip S. Sassower and Phoenix Venture Fund LLC, and other entities controlled by Mr. Sassower, beneficially own approximately 34.1% of our common stock, and thus have effective control over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, which we refer to as Phoenix, which is co-managed by Philip S. Sassower, our chairman and chief executive officer, and Andrea Goren, one of our directors, beneficially owns approximately 21.8% of our common stock.  In addition, Mr. Sassower, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 12.5% of our common stock. Thus, Phoenix and Mr. Sassower, together, beneficially own in the aggregate, approximately 34.1% of our common stock.  Accordingly, Phoenix and Mr. Sassower have the ability to exercise significant influence (and have effective control) over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

The trading price of our common stock has been highly volatile and may continue to fluctuate substantially.  We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;

•	developments in patents and other intellectual property rights and litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers; and

•	general conditions in the global economy.

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

We maintain our corporate functions, along with sales support, marketing, finance, engineering and operating groups, at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2014, and has a current annual base rent, before reimbursable operating expenses, of approximately $176,000.  We believe that our present facilities are suitable for our existing and planned operations.

Item 3.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Capital Market exchange under the symbol “XPLR.”. Prior to October 26, 2012, our common stock was quoted on the OTC market Group Inc.’s OTCQB Link quotation platform under the symbol “XLRT.” As of May 31, 2013, there were 158 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Capital Market exchange was $3.34.

On September 13, 2012, we consummated a 1-for-400 reverse stock split and received the requisite stockholder consent to convert each series of our outstanding preferred stock into common stock upon the closing of our public offering of 2,000,000 shares of common stock completed on October 31, 2012. The information in the table below does not reflect the reverse stock split for the period prior to September 13, 2012 or the automatic conversion of our preferred stock on October 31, 2012.

The following table sets forth the high and low sales price of our common stock, on The NASDAQ Capital Market and the OTCQB Link, for each quarter period during the fiscal years ended March 31, 2013 and 2012 in U.S. dollars.

	US $
POST-REVERSE STOCK SPLIT PERIOD	High	Low
Fiscal Year Ended March 31, 2013:
Second Quarter (from September 13, 2012)	7.50	5.00
Third Quarter	8.00	3.30
Fourth Quarter	5.50	3.23

	US $
PRE-REVERSE STOCK SPLIT PERIOD	High	Low
Fiscal Year Ended March 31, 2013:
First Quarter	0.06	0.03
Second Quarter (through September 12, 2012)	0.04	0.01
Fiscal Year Ended March 31, 2012:
First Quarter	0.14	0.04
Second Quarter	0.15	0.04
Third Quarter	0.08	0.03
Fourth Quarter	0.08	0.04

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

General

We are engaged in the development, integration and marketing of rugged mobile PC systems. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. Our end user customers include major telecommunications and utility companies, leading heavy equipment manufacturers, energy companies, the military and first responders.

Our revenue is derived through the sale of our iX104 systems in the rugged, tablet PC market. We are dependent upon the market acceptance of our iX104 systems. Our iX104C5 introduced what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water. The C5 family also features an Intel® Core™ i7 processor and a Windows® 7 or 8 operating system. Our specially designed AllVue screen is viewable in challenging lighting conditions, including direct sunlight and dimly lit environments, and also features a superior screen contrast ratio of 600:1.

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and have received favorable responses from our end user customers. From fiscal 2011 to fiscal 2012, our revenue increased by approximately 55%, primarily due to $17.5 million in purchase orders received during the last half of fiscal 2012 from a major U.S. telecommunications provider. Shipment of those orders occurred in the third and fourth quarters of fiscal 2012 and in the first and second quarters of fiscal 2013. On October 15, 2012, we announced receipt of a $1.1 million purchase order from a leading medical device company, and on December 7, 2012, we announced the receipt of a multi-million dollar purchase order for the U.S. military. The military purchase order was for over 900 of our iX104C5M rugged military tablets. These recent orders were our most significant orders from the medical device and military markets, which we believe represent significant milestones. For the year ended March 31, 2013, we reported revenue of approximately $30.5 million and net income of approximately $306,000. From fiscal 2012 to fiscal 2013 our revenue increased by approximately 11%.

On October 31, 2012, we completed the closing of an underwritten public offering of two million shares of our common stock, from which we received gross proceeds of $10 million. In connection with the closing of the public offering, each series of our then outstanding preferred stock was automatically converted into shares of our common stock. In addition, our common stock began trading on The NASDAQ Capital Market under the symbol “XPLR.”

We believe these actions strengthened our financial position and improved the liquidity of our common stock. We intend to use the net proceeds from the public offering to expand our sales and marketing efforts, increase our product offerings to broaden our addressable markets and for working capital and general corporate purposes. Consequently, we expect that our operating expenses will increase as a result of these investments, and we may incur operating losses, at least until we have completed the development of several new products. We currently estimate that development of those products will be completed, and the products will be launched, between the middle of 2013 through 2014.

Going forward, our strategy is to build increased marketplace awareness of our iX104 and new product families, in an effort that we believe will enable us to continue increasing our revenue and expanding our market share.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements included in this Annual Report on Form 10-K. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged, mobile technology, which includes rugged mobile Tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal.

Allowance for Doubtful Accounts. We regularly review and monitor collections of our accounts receivables and make estimated provisions, generally monthly, based on our experience, aging attributes, results of collection efforts and current market conditions. If our estimate for allowance for doubtful accounts is too low, additional charges will be incurred in future periods, which additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience.

Warranty Reserves. We make provisions for warranties at the time of sale, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. Warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by Wistron; however, we also provide the coverage on some of our obligations for which we establish related reserves at the time of sale. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience.

Inventory Valuation. We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold, and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, production discontinuation, technology changes and competition. While the estimates are subject to revisions and actual results could differ materially, our estimates have not required significant adjustment due to actual experience.

Tooling Amortization. We amortize tooling costs over a two year period or estimated life, whichever is shorter. Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling. This assessment requires an assessment of the market for our products and our future revenue expectations. On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue. There have been no instances in which we determined that useful life was significantly less than two years. Accordingly, we have not recorded material adjustments.

Income Taxes. We have significant valuation allowances that we intend to maintain until it is more likely than not that our deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. Changes in the tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

Financial Instruments. The warrants we issued in connection with the issuance of stock or for services have been valued separately using the Black-Scholes methodology. The determination of the values attributed to the warrants required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period, which is generally three years. See Note 8 of the Notes to our Annual Consolidated Financial Statements included in this Annual Report on Form 10-K for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. We estimate expected share price volatility based on historical volatility using daily prices over the term of past options. We use historical data to estimate pre-vesting forfeitures, and we record stock -based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Interest. Interest expense includes interest on borrowings or transaction processing fees related to our credit facility.

Other Income and Expense. Other income and expense includes gains and/or losses on dispositions of assets and other miscellaneous income and expense.

Inflation. During the fiscal years ended March 31, 2013 and 2012, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Fiscal Year Ended March 31, 2013 vs. Fiscal Year Ended March 31, 2012

Revenue.  Total revenue for the fiscal year ended March 31, 2013 was $30,486,000, as compared to $27,528,000 for the fiscal year ended March 31, 2012, an increase of $2,958,000, or approximately 11%.  The increase in revenue was attributable to an increase in our average selling prices of approximately 8% and an increase in unit sales of approximately 3%.  The increase in average selling prices was principally due to a more favorable product mix and an increase in the number of accessories sold. The increase in unit sales was principally attributable to the fulfillment of a portion of the previously announced purchase orders for a major U.S. telecommunications provider and a major oil & gas company that we received in our fiscal year 2012 as well as the previously announced purchases orders for the military that we received in our fiscal year 2013.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 67% of our revenue in the year ended March 31, 2013 was derived from sales in the United States and approximately 13% of fiscal 2013 revenue was derived from sales in Canada.  The United States and Canada accounted for approximately 63% and 11%, respectively, of our revenue during the year ended March 31, 2012.  At March 31, 2013, we had one reseller customer, VT Miltope, who had a receivable balance accounting for approximately 61% of our total outstanding accounts receivables.  We collected the receivable balance with this reseller subsequent to our fiscal year end.

In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2013, we had two customers located in the United States who accounted for approximately 28% and 15% of our total revenue, respectively.  For the fiscal year ended March 31, 2012, we had one customer located in the United States who accounted for approximately 37% of our total revenue.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2013 was $20,078,000, compared to $19,140,000 for the year ended March 31, 2012, representing an increase of $938,000, or approximately 5%.  The increase was primarily due to the aforementioned increase in unit sales.

We rely on a single supplier for the majority of our finished goods.  The inventory purchases and engineering services from this supplier during the years ended March 31, 2013 and 2012 were $15,363,000 and $13,687,000, respectively.   At March 31, 2013 and 2012, we owed this supplier $2,457,000 and $3,858,000, respectively, which we recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $2,020,000, to $10,408,000 (34.1% of revenue) for the year ended March 31, 2013, from $8,388,000 (30.5% of revenue) for the year ended March 31, 2012.  The increase in gross profit for the year ended March 31, 2013, as compared to the prior year, was attributable to the increases in revenue, average selling price and unit sales.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2013 were $4,172,000, compared to $3,763,000 for the year ended March 31, 2012.  The increase of $409,000, or approximately 11%, was due to an increase in sales commissions of $274,000 associated with the increase in revenue, an increase in headcount related costs of $222,000 for new sales and marketing personnel and incentive compensation paid to marketing personnel for meeting performance objectives, an increase in marketing expenses of $118,000 primarily related to lead generation activities, and an increase in travel related expenses of $21,000, partially offset by a decrease in costs related to demonstration units of $207,000 and a net decrease in other small variances of $19,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2013 were $2,194,000, as compared to $1,525,000 for the year ended March 31, 2012, an increase of $669,000, or approximately 44%.  Our accrued liabilities as of March 31, 2011 included an estimated $398,000 in engineering services related to the discontinued development of a rugged notebook PC by an outside supplier during fiscal 2009. We were not billed for these services and the statutory period for collection lapsed in fiscal 2012. In the fourth quarter of fiscal 2012, we eliminated the engineering accrual of $398,000, resulting in a reduction in product research, development and engineering expense in that amount for the year. Excluding the elimination of the accrual, engineering expenses increased by $271,000 from fiscal 2012 to fiscal 2013. The increase was primarily due to an increase in product development expenses of $198,000 associated with the development of new products and an increase in headcount related expenses of $164,000, offset by a decrease in patent filing expenses of $91,000, as fiscal year 2012 included those costs associated with the launch of the iX104C5.

General Administration Expenses.  General administration expenses for the year ended March 31, 2013 were $3,593,000, compared to $3,337,000 for the year ended March 31, 2012, an increase of $256,000, or approximately 8%.  The increase was primarily due to an increase in investor and public relations related expenses of $216,000, in part associated with listing our common stock on The NASDAQ Capital Market, an increase in information systems of $44,000 due to a system upgrade, an increase in professional services of $41,000, an increase in depreciation of $15,000 and a net increase in other small variances of $38,000, partially offset by a decrease in headcount related expenses of $49,000 and personal property taxes of $49,000.

For our fiscal years 2013 and 2012, the fair value of employee stock-based compensation expense was $691,000 and $790,000, respectively, reflecting a decrease of $99,000 for fiscal year 2013. The decrease consists of $60,000 of stock awards to our board of directors in fiscal year 2012 for services paid in cash in fiscal year 2013, as well as results from the fluctuation in expense attributable to the timing of the granting of new awards and forfeitures arising from employee turnover.  Of the current grants outstanding, approximately 72% were issued on March 29, 2011, when our board of directors granted options to purchase an aggregate of 119,213 shares of common stock, at an exercise price of $24.00 per share, to all employees, directors and certain consultants.  We recorded stock-based compensation expense in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2013 and 2012 were $457,000 and $647,000, respectively, reflecting a decrease of $190,000 for fiscal 2013.  The decrease in depreciation and amortization expense was primarily due to the aforementioned reduction in demonstration units of $200,000.  Depreciation and amortization expense is recorded in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2013 was $67,000, compared to $221,000 for the year ended March 31, 2012, a decrease of $154,000.  The decrease was principally attributable to the discount fees of 0.52% charged under our credit facility on eligible receivables arising from North American revenue. On June 29, 2012, the agreement related to our credit facility was amended to eliminate the discount fee.

Other Expense.  Other expense for the year ended March 31, 2013 was $41,000, compared to $65,000 for the year ended March 31, 2012.

Income Taxes. The income taxes of $35,000 for fiscal year 2013 represent federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carryforwards and the alternative minimum tax rate of 20%.

Net Income (Loss).  The net income for the year ended March 31, 2013 was $306,000 ($0.08 per common share) compared to a net loss of $523,000 ($1.02 per common share) for the year ended March 31, 2012, an improvement of $829,000.  Our net income for the year is a result of an increase in gross profit of $2,020,000 offset by an increase in operating expenses of $1,334,000, a decrease in other expenses of $178,000 and an increase in income taxes of $35,000.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the year ended March 31, 2013 was $1,986,000, compared to $5,124,000 for the year ended March 31, 2012, a decrease of $3,138,000.  This decrease was due to the improvement in net income (loss) of $829,000 and a decrease in dividends attributable to preferred stock of $2,309,000, reflecting less than a full year of such dividends in fiscal 2013. In connection with the closing of our public offering on October 31, 2012, each series of our outstanding preferred stock was automatically converted into common stock. The outstanding shares of preferred stock accrued cumulative dividends that were paid in shares of stock quarterly on the first day of June, September, December and March, with the exception of the last dividends, which were paid upon conversion on October 31, 2012.  The dividends attributable to these shares for the years ended March 31, 2013 and 2012 were $2,292,000 and $4,601,000, respectively.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, and were in shares of common stock determined by dividing the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the years ended March 31, 2013 and 2012 and accrued and unpaid dividends as of March 31, 2013 and 2012 are as follows (in thousands of U.S. dollars):

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2013	2012	2013	2012
Series A Preferred Stock	$1,365	$1,940	$—	$201
Series B Preferred Stock	168	243	—	25
Series C Preferred Stock	545	774	—	80
Series D Preferred Stock	698	1,732	—	178

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated.  Prior to fiscal year 2013, we incurred net losses in each fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily with gross proceeds from private and public sales of debt and equity securities totaling approximately $112.8 million. As of March 31, 2013, our working capital was approximately $14,825,000 and our cash and cash equivalents were approximately $10,280,000.

Sources of capital available to us are a credit facility with a specialty finance company.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement (as amended, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000. Under the terms of the ARPA, FWC purchases eligible receivables from our subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. We are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA), multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrue daily. In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount to FWC in connection with its purchase of eligible receivables, we agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, our subsidiary to have a net worth (defined as assets minus liabilities) of not less than $4,000,000. In the event we are unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16%, which fees accrue daily. On August 26, 2011, we entered into an amendment to the ARPA to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances will at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value.

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

As of June 19, 2013, there were no borrowings outstanding under the ARPA.

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

On May 3, 2013, we entered into a Full and Final Mutual Release and a Minutes of Settlement, which is collectively referred to as the “Settlement Agreement”, with Deloitte LLP, formerly Deloitte & Touche LLP, or Deloitte. Under the terms of the Settlement Agreement, the parties agreed to dismiss all claims and counterclaims that were brought, or could have been brought, in the court proceeding between the Company, as plaintiff (defendant by counterclaim), and Deloitte, as defendant (plaintiff by counterclaim), in the Ontario Superior Court of Justice, captioned Xplore Technologies Corp. and Deloitte & Touche LLP. The Settlement Agreement contains releases of claims by the parties, a consent to dismiss the proceeding and other provisions that are typical for similar settlement agreements.

Under the terms of the Settlement Agreement, Deloitte made a payment to us in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by us, and we agreed to destroy certain confidential information in our possession as well as the possession of our expert witness in the proceeding.

We believe that our current cash and cash flow from operations, including proceeds from our recent public offering, together with possible borrowings under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2013	2012
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$2,991	$(1,079)
Net cash used in investing activities	(791)	(543)
Net cash provided by financing activities	7,881	1,653
Cash and cash equivalents at year end	10,280	199

Net cash provided by operating activities in fiscal year 2013 was $2,991,000, as compared to $1,079,000 cash used in operating activities fiscal year 2012, a favorable improvement of $4,070,000.  The increase in net cash provided by operating activities was primarily due to an increase from favorable timing of accounts receivable billings and collections of $9,077,000, and an improvement in net income, net of items not affecting cash, of $321,000, a favorable reduction in the use of cash for purchases of inventory of $348,000, partially offset by an unfavorable increase in the use of cash arising from the timing of accounts payable of $5,321,000 and an unfavorable increase in prepaid expenses of $355,000.

Net cash used in investment activities consists of investments in tooling costs related to new products being developed.  For the year ended March 31, 2013, the cash used in investing activities principally consisted of tooling costs of $520,000, investments in demonstration and internal units of $243,000 and costs for a new phone system and other assets of $28,000.  For the year ended March 31, 2012, the cash used in investing activities consisted primarily of investments in demonstration units.

Net cash provided by financing activities for the years ended March 31, 2013 and 2012 was $7,881,000 and $1,653,000, respectively.  Net cash provided by financing activities for the year ended March 31, 2013 primarily consisted of net proceeds from the public offering of our common stock of $7,856,000 and the issuance of common stock by the employee stock purchase plan of $26,000.  Net cash provided by financing activities for the year ended March 31, 2012 consisted of net proceeds from the issuance of our Series D Preferred Stock of $2,182,000 in a private placement, plus aggregate proceeds from the issuance of common stock through our employee stock purchase plan of $37,000, less net repayments of our working capital credit facility of $566,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-18 of this annual report and incorporated in this Item 8 by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2013, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of May 31, 2013:

Name	Age	Positions with our Company
Philip S. Sassower	73	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	55	President and Chief Operating Officer
Michael J. Rapisand	53	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	52	Vice President of Engineering
Steven C. Linahan	60	Vice President of Operations
James S. Plas	46	Vice President of Marketing
Kent Misemer	64	Director
Andrea Goren	46	Director
Ben Irwin	53	Director
Thomas F. Leonardis	68	Director
Brian E. Usher-Jones	67	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has served as a member of our board of directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. From January 10, 2008 to January 7, 2010, Mr. Sassower served as a director of The Fairchild Corporation, a motorcycle accessories and aerospace parts and services company, and from May 13, 2008 to January 7, 2010, Mr. Sassower served as Chairman of the Board and Acting Chief Executive Officer of The Fairchild Corporation. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of Communication Intelligence Corporation (OTCQB: CICI), an electronic signature solutions and biometric signature verification company. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder, which we refer to in this report as Phoenix. Mr. Sassower’s qualifications to serve on our board of directors include more than 40 years of business and investment experience. Mr. Sassower has extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

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

James S. Plas became our Vice President of Marketing in August 2012. Prior to joining us, Mr. Plas was Vice President of Product Management and Marketing at ACXIOM, a multi-channel marketing services company specializing in delivering consumer insight and precision customer recognition to Global 2000 companies from 2006 to 2012.

Andrea Goren has served as a member of our board of directors since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003, and has been associated with Phoenix Enterprises LLC since January 2003. On August 11, 2011, Mr. Goren was appointed as Chief Financial Officer of Communication Intelligence Corporation (OTCQB: CICI), for whom he had served as Chief Financial Officer since December 2010. Mr. Goren has also served as a director of Communication Intelligence Corporation since August 5, 2010. Prior to joining SG Phoenix LLC, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. From January 10, 2008 to January 7, 2010, Mr. Goren served as a director of The Fairchild Corporation. Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder. Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 14 years of private equity investing. Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies in which SG Phoenix LLC has invested.

F. Ben Irwin has served as a member of our board of directors since May 2009. Mr. Irwin has been President and Owner of Rejen Inc, a re-manufacturer and retailer of inkjet and laser toner cartridges, since September 2005. Prior to that, Mr. Irwin served as Senior Vice President of Engineering of General Dynamics Itronix (formerly Itronix Corp., “Itronix”), a designer and manufacturer of rugged laptop and handheld computing products, from July 2000 to February 2005. Mr. Irwin’s qualifications to serve on our board of directors include his industry experience and knowledge acquired while he was with Itronix.

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

Brian E. Usher-Jones has served as a member of our board of directors since 1996. Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker. Mr. Usher-Jones resigned as a director of Newlook Industries Corp., a publicly traded technology investment company, and Wireless Age Communications Inc., a solutions provider for waste and energy efficient products, in February 2013. From November 2000 to September 2007, Mr. Usher-Jones served as Chairman and Chief Financial Officer of Oromonte Resources Inc., a mining exploration company. Mr. Usher-Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001. Mr. Usher-Jones’ qualifications to serve on our board of directors include his certification as a Chartered Accountant, his service as our Treasurer and Interim Chief Financial Officer and his significant executive-level and financial management experience at private and public companies.

There are no family relationships between any of our directors or executive officers. None of our officers or directors has any arrangement or understanding with any other person pursuant to which such officer or director was selected to serve as officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2013 fiscal year.

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

Audit Committee

The members of our Audit Committee are Brian E. Usher-Jones, Kent Misemer and Thomas Leonardis. Our board of directors has determined that Brian E. Usher-Jones meets the criteria of an “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. Mr. Usher-Jones is an independent director as defined under the The NASDAQ Stock Market Rules. Mr. Usher-Jones’ background and experience includes being a chartered accountant and Chief Financial Officer of Nesbitt Thomson and Company, LTD.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2013 and 2012 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2013.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)		Option Awards US($)(1)	Total US($)
Philip S. Sassower—	2013	10,000	(3)	—		—		20,281	30,281
Chief Executive Officer(2)	2012	—		—		10,000	(3)	20,281	30,281
Mark Holleran—
President and Chief Operating Officer	2013	250,000		287,438	(4)	—		173,759	711,197
	2012	250,000		204,283	(4)	—		173,759	628,042

Michael J. Rapisand—
Chief Financial Officer and Corporate Secretary	2013	180,000		72,000	(5)	—		66,830	318,830
	2012	180,000		54,000	(5)	—		66,830	300,830

(1)

Option award amounts included in this table reflect the compensation cost for the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2)

Mr. Sassower does not receive a salary or bonus in connection with his services as our Chief Executive Officer. Mr. Sassower is also the Chairman of our Board of Directors, and receives option awards for his service on our board of directors.

(3)

Mr. Sassower was entitled to receive fees for fiscal years 2013 and 2012 in connection with being a member of our Board of Directors.  For fiscal year 2013, Mr. Sassower was paid $10,000 in cash. For fiscal year 2012, Mr. Sassower accepted 10,000 shares of our Series D Preferred Stock for such fees.

(4)

Under the terms of Mr. Holleran’s employment agreement, in fiscal years 2013 and 2012 he had the opportunity to earn a cash performance bonus of up to 100% of his base salary ($250,000) based on the achievement of various objectives, including revenue, cash flow and profitability objectives.  Mr. Holleran’s bonuses of $137,438 and $91,783 paid in fiscal years 2013 and 2012, respectively, were based on his efforts in managing our sales team.  Further, Mr. Holleran earned $150,000 of the performance bonus under his employment agreement in fiscal 2013, and $112,500 of the performance bonus under his employment agreement in fiscal 2012, as certain revenue, cash flow and profitability objectives were achieved in each year.

(5)

Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2013 and 2012, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($72,000) based on his achievement of revenue, cash flow and profitability objectives.   Mr. Rapisand earned $72,000 of the performance bonus in fiscal 2013, and $54,000 of the performance bonus in fiscal 2012, as certain revenue, cash flow and profitability objectives were achieved in each year.

Elements of Our Compensation Program

The compensation of our executives other than our Chief Executive Officer is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity-based compensation. In addition, we provide our executives with benefits that are generally available to our other salaried employees. Our Chief Executive Officer does not receive compensation for his services as an executive officer.

As a small company, we recognize that while we must pay salaries that help us to attract and retain talented executives who will help us grow, we must do so within budgetary constraints. We reward outstanding performance with cash bonuses that in large part are based on financial measures, such as revenue and EBITDA targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation, as we believe equity compensation provides an incentive to our executive officers to build value for us over the long-term and aligns the interests of our executive officers with those of our stockholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives, while remaining within our budgetary constraints, and also creating cash incentives that reward company-wide and individual performance and aligning the interests of our executive officers with those of our stockholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

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

Cash Incentive Bonuses. Our executive officers are eligible for annual incentive bonuses if they meet key financial and operational objectives. The payment of cash incentive bonuses to executive officers is within the discretion of our compensation committee and is based on our compensation committee’s assessment of our performance and the performance of each executive officer measured in large part against financial objectives, strategic goals and corporate milestones. These financial, strategic and corporate objectives include revenue and EBITDA targets, product development objectives and corporate milestones, such as the completion of financings. Our compensation committee may in its discretion award a cash incentive bonus to an executive officer for partial achievement of such executive officer’s objectives. The total amount of the cash incentive bonus available to an executive officer is either based upon a percentage of such executive officer’s base salary or a fixed dollar amount. Bonuses are reviewed by the compensation committee on an annual basis. Furthermore, in recognition of an executive officer’s exceptional performance, our board of directors may award a performance bonus in excess of that executive officer’s maximum cash incentive bonus.

Each of our named executive officers (other than our Chief Executive Officer) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 4 and 5 in the summary compensation table for fiscal years 2013 and 2012 above. The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

Equity-Based Compensation. We use stock options to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success. Authority to make stock option grants to our executive officers rests with our board of directors. In determining the size of stock option grants, our board of directors considers our actual performance against our strategic plan, individual performance, the extent to which shares subject to previously granted options are vested and the recommendations of our Chief Executive Officer, other members of senior management and our compensation committee.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We grant stock options at regularly scheduled meetings of our board of directors or at special meetings. All stock options granted have an exercise price equal to or greater than the closing price of our common stock on the date that the grant action occurs.

With respect to establishing compensation for our executive officers, we do not have any formal policies for determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of our performance. In addition, we have no policies regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which such award or payment was based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

With respect to newly hired employees, our practice is to make stock grants at the first meeting of our board of directors following such employee’s hire date. We do not have any program, plan or practice to time stock options grants with the public release of material information. We do not time, nor do we plan to time, the release of material information for the purposes of affecting the value of executive compensation.

On June 12, 2012, our board of directors approved the payment of $10,000 in cash fees, paid quarterly in the amount of $2,500, to each director for services rendered during the year ended March 31, 2013. General administration expense includes an expense of $60,000 for such fees for the year ended March 31, 2013.

On June 12, 2012, our board of directors approved $150,000 in cash fees, paid monthly in the amount of $12,500, to SG Phoenix LLC for services rendered during the year ended March 31, 2013. On February 6, 2013, our board of directors approved an increase from $150,000 to $200,000 in the annual fees, effective February 1, 2013, for additional services to be rendered by SG Phoenix. Our board of directors also approved a one-time cash payment of $50,000 for past services rendered. General administration expense includes an expense of $208,000 for fees paid to SG Phoenix for the year ended March 31, 2013.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year. The agreement automatically renewed in June 2012 for an additional year. In consideration for his services, during the term of his employment agreement Mr. Holleran is entitled to receive a base salary of $250,000 per year, subject to any increase as may be approved by our board of directors. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenue, hiring new employees, product development, retention of staff, EBITDA performance and additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional performance bonuses in recognition of his performance.

Mr. Holleran is also eligible to participate in a transaction bonus pool in the event of the sale of our business during the term of Mr. Holleran’s employment agreement. The amount of the transaction bonus pool will be based upon the total consideration received by our stockholders from the sale of our business, less our transaction expenses. Mr. Holleran will be entitled to receive 50% of the total amount of the transaction bonus pool.

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

We have established a transaction bonus pool for our executive officers and other members of our senior management team upon the sale of our business, which is outlined in Mr. Holleran’s employment agreement. The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our business, less our transaction expenses. Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our business is sold during the term of his employment. In addition, we have agreed that, if our business is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the transaction bonus pool, our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool and the remaining 15% of the pool will be distributed among the remainder of our senior management team, as determined by our board of directors.

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

Impact of Regulatory Requirements

Deductibility of Executive Compensation. Our executive officers’ MBO plans, our Amended and Restated Share Option Plan, which we also refer to herein as our Amended Plan, and our transaction bonus pool do not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year period that is attributable to one of those arrangements would not currently be deductible for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences. Our 2009 Stock Incentive Plan provides for stock options and other awards that qualify as “performance-based compensation,” as well as certain awards, such as restricted share awards, that do not so qualify.

Accounting for Stock-Based Compensation. We account for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2013 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	300	—		$40.00	04/29/2014
Chief Executive Officer	375	—		$60.00	06/09/2014
	375	—		$60.00	06/09/2014
	375	—		$44.00	03/31/2015
	2,437	814	(1)	$24.00	03/28/2016

Mark Holleran—	24,375	8,125	(2)	$24.00	03/28/2016
President and Chief Operating Officer

Michael J. Rapisand—	9,375	3,125	(3)	$24.00	03/28/2016
Chief Financial Officer and Corporate Secretary

(1)	814 options vest on March 29, 2014.

(2)	8,125 options vest on March 29, 2014.

(3)	3,125 options vest on March 29, 2014.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of March 31, 2013, the last business day of our last fiscal year. If Mr. Holleran’s employment is terminated by us as a result of his death or disability or for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$250,000	(4)
Performance bonus(3)	$131,250	(5)
Benefits and Perquisites:	$15,900	(6)

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

(5)

Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran received performance bonuses of $112,500 in fiscal 2012 and $150,000 in fiscal 2013.

(6)	Represents payments of $1,325 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

Change in Control Benefits

Under the terms of our Amended Plan, upon a change in control transaction all outstanding options will immediately vest and become exercisable. A “change of control” means the occurrence of (i) a person, including the person’s affiliates and any other person acting jointly or in concert with that person, becoming the beneficial owner of, or exercising control over, more than 50.1% of the total voting power of our common stock; or (ii) our corporation consolidating with, or merging with or into, another person or selling, transferring, leasing or otherwise disposing of all or substantially all of our assets to any person, or any person consolidating with, or merging with or into, our corporation, in any such event pursuant to a transaction in which our outstanding shares of common stock are converted into or exchanged for cash, securities or other property, except for any such transaction in which the holders of our then outstanding common stock receive voting securities, or securities exchangeable at the option of the holder into voting securities, of the surviving person that constitute a majority of the voting securities of such person.

Under our 2009 Stock Incentive Plan, in the event of certain business combinations, including the sale or lease of all or substantially all of our assets, or a merger or consolidation involving us in which the beneficial owners of our capital stock prior to such business combination own 50% or less of the outstanding shares of the common stock of the surviving entity after the business combination or a similar transaction, each of which we refer to as a “corporate transaction,” and subject to any vesting acceleration provisions in an award agreement, outstanding awards will be treated in the manner provided in the agreement relating to the corporate transaction (including as the same may be amended). The corporate transaction agreement will not be required to treat all awards or individual types of awards similarly in the corporate transaction; provided, however, that the corporate transaction agreement will provide for one of the following with respect to all outstanding awards (as applicable):

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

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2013, the last business day of our 2013 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$732,392	(4)	—	(3)
Michael J. Rapisand—Chief Financial Officer	$439,435	(5)	—	(3)

(1)

Our named executive officers (except for our Chief Executive Officer) are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our business. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $136 per share and 10% of the remaining per share consideration received through such a sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. Our board of directors and senior management are currently in discussion relating to an amendment to the transaction bonus pool to adjust the amount of consideration that the participants are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties (“Eligible Sale Transaction”). Pursuant to such discussions, the transaction bonus pool may be amended so that the transaction bonus pool would be equal to 5% of total net sales proceeds received by our stockholders in an Eligible Sales Transaction, plus an additional 5% of such proceeds in excess of $69 million (the “Hurdle Rate”), with such Hurdle Rate subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction. Our board of birectors has not taken formal action as of the date hereof with respect to such amendment. The participation the transaction bonus pool is currently allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer, 30% of the pool to Michael J. Rapisand, our Chief Financial Officer, 5% of the pool to Bryan J. Bell, our Vice President of Engineering and the balance to our remaining then current senior management team, as determined by our board of directors in consultation with Mr. Holleran.

(2)	Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)

Pursuant to the terms of our Amended Plan, certain outstanding options shall immediately vest upon the occurrence of a change of control transaction.  Assuming a market price of $3.88 per share, which represents the closing price of our common stock on March 31, 2013 as reported by The NASDAQ Capital Market, giving effect to our recent reverse stock split, the exercise price of all of the options held by such executive officer would be above the market price and thus the acceleration of the options would have no value.  Pursuant to our 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control transaction.  Currently, no such options have such acceleration provisions, and we assume that our board of directors will not elect to accelerate the vesting of the options with exercise prices below $3.88 per share in the future.

(4)

Assumes a sale in which the holders of our common stock receive sales proceeds of $3.88 per share, which represented the closing price of our common stock on March 31, 2013 as reported by The NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $1,464,783. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)

Assumes a sale in which the holders of our common stock receive sales proceeds of $3.88 per share, which represented the closing price of our common stock on March 31, 2013 as reported by The NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $1,464,783.  Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings. Under the plan, each director receives $1,500 for each board meeting he attends in person and $750 for each board meeting he attends by teleconference. In addition, from time to time, we grant options to purchase shares of our common stock to our directors. We also reimburse our directors for their out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. On June 12, 2012, our board of directors approved $10,000 of fees, to be paid quarterly in the amount of $2,500, to each director for services to be rendered during the year ended March 31, 2013.

Fiscal Year 2013 Director Compensation

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Total ($)
Brian E. Usher-Jones	10,000		—	—	10,000
Andrea Goren	10,000		—	—	10,000
Thomas F. Leonardis	18,250	(1)	—	—	18,250
Kent Misemer	10,000		—	—	10,000
F. Ben Irwin	18,250	(1)	—	—	18,250

(1)

Mr. Leonardis and Mr. Irwin each received $8,250 in cash payments as compensation for their service on a special committee of our board of directors formed to consider a proposal that included our recent public offering and the recent reverse split of our common stock and the conversion of our outstanding series of preferred stock into common stock, and alternatives to that proposal.

Director Independence

Our board of directors has determined that each of Brian E. Usher-Jones, F. Ben Irwin and Kent Misemer are independent directors as that term is defined under current NASDAQ Stock Market Rules.

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 62,750 shares of our common stock were issuable under the 2009 Stock Plan. On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 62,750 to 187,500. At March 31, 2013, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under our Amended Plan and 2009 Stock Plan may not exceed an aggregate of 190,425 shares. This amount consists of 187,500 shares under the 2009 Stock Plan and 2,925 under our Amended Plan. The options under the plans generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient. Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan. As of March 31, 2013, options to purchase 146,878 shares of our common stock were outstanding and 4,268 shares of our common stock had been awarded pursuant to restricted stock grants under the 2009 Stock Plan.

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

The offering period for the fiscal year 2013 began on April 1, 2012 and terminated on March 31, 2013, and had a purchase price of $22.23 per share, after giving effect to our recent reverse stock split.

Up to 12,500 shares are reserved for purchase under the ESPP.  As of March 31, 2013, 5,435 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Amended Plan

We also maintain our Amended Plan, the purpose of which was to attract, retain and motivate eligible persons whose contributions are important to our success and to advance our interests by providing such persons with the opportunity, through stock options, to acquire a proprietary interest in our company. The Amended Plan was superseded by the 2009 Stock Plan, but will continue in place until the expiration of all outstanding options issued under the Amended Plan.

Pursuant to the Amended Plan, our board of directors was authorized, from time to time in its discretion, to issue to our directors, officers, employees and consultants options to acquire our common stock at such prices as might be fixed by our board of directors at that time; provided, however, that the option exercise price was in no circumstances be lower than the market price of our common stock at the date the option was granted. Options granted under the Amended Plan are generally non-assignable, are exercisable for a term not exceeding ten years and generally vest over a three year period in three annual installments, as determined by our board of directors.

Subject to certain specific listed exceptions and to any express resolution passed by our board of directors with respect to an option granted under the Amended Plan, an option and all rights to purchase common stock shall expire and terminate immediately upon the person who holds such option ceasing to serve as our director, officer, employee or consultant.

In July 2009, our board of directors adopted the 2009 Stock Plan. Accordingly, no additional options will be issued under the Amended Plan. The number of shares issuable under the Amended Plan is limited to 40,754 shares, which represents the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted. As of the March 31, 2013, 2,925 shares were covered by options outstanding under the Amended Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	146,878	$24.22	39,279
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	146,878	$24.22	39,279

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of May 31, 2013 by (i) each person known by us to be the beneficial owner of more than 10% of our common stock, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	2,896,391	(4)	34.1%
Mark Holleran	38,963	(5)	*
Michael J. Rapisand	33,415	(6)	*
Brian E. Usher-Jones	29,846	(7)	*
Andrea Goren	1,916,569	(8)	22.6%
Thomas F. Leonardis	5,496	(9)	*
Kent Misemer	31,028	(10)	*
F. Ben Irwin	4,820	(11)	*
Phoenix Venture Fund LLC	1,843,537	(12)	21.8%
110 East 59th Street
New York, NY 10022
All directors and executive officers as a group (11 persons)	8,560,479	(13)	36.0%

*	Represents less than 1% of class or combined classes.

(1)

Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)

Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of May 31, 2013 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based upon 8,389,363 shares of our common stock outstanding as of the May 31, 2013.

(4)

Includes 3,862 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, 654,147 shares of common stock owned of record, 338,336 shares of common stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 5,110 shares of common stock that Phoenix Enterprises Family Fund LLC has the right to acquire upon exercise of outstanding warrants within 60 days of May 31, 2013, 24,524 owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power, and 26,875 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days of May 31, 2013. Also includes 1,843,537 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(5)

Includes 24,375 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, and 3,125 shares of common stock that Mr. Holleran has the right to acquire upon exercise of an outstanding warrant within 60 days of May 31, 2013.

(6)

Includes 9,375 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, and 1,875 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of an outstanding warrant within 60 days of May 31, 2013.

(7)

Includes 3,734 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, and 6,250 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of an outstanding warrant within 60 days of May 31, 2013.

(8)

Includes 16,112 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 3,862 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, 24,524 shares of common stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power, and 26,875 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days of May 31, 2013. Also includes 1,843,537 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(9)	Includes 3,862 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013.

(10)

Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 416 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of May 31, 2013.

(11)	Includes 3,187 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013.

(12)

Includes 62,500 shares of common stock that Phoenix has the right to acquire upon exercise of outstanding warrants within 60 days of May 31, 2013. Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(13)

Includes 63,506 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of May 31, 2013, 107,610 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding warrants within 60 days of May 31, 2013. Also includes 1,843,537 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2013, we purchased approximately $250,000 in components for our tablet PCs from Ember Industries, Inc., a contract manufacturer. Thomas F. Leonardis, a member of our board of directors, is the Chairman and Chief Executive Officer of Ember Industries. We purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices. A special committee of disinterested members of our board of directors reviewed, approved and ratified our purchase of component parts from Ember Industries on the described terms.

On June 12, 2012, our board of directors approved $150,000 of fees, to be paid monthly in the amount of $12,500, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ended March 31, 2013.  On February 6, 2013, our board of directors approved an increase from $150,000 to $200,000 in the annual fees, effective February 1, 2013, for additional services to be rendered by SG Phoenix. Our board of directors also approved a one-time payment to SG Phoenix of $50,000 for past services rendered.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2013	% of Total	Fiscal Year 2012	% of Total
Audit Fees(1)	$186,284	98%	$109,187	97%
Audit-Related Fees(2)	—		—
Tax Fees(3)	$3,000	2%	$3,000	3%
All Other Fees	—		—
Total Fees	$189,284	100%	$112,187	100%

(1)

Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2013 and 2012 and have fees of $112,289 and $109,187, respectively, and includes $73,995 in the year ended March 31, 2013 for attestation services on the Form S-1, including comfort letter.

(2)

No fees were paid to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our quarterly consolidated financial statements, other than Audit Fees, during the two years ended March 31, 2013.

(3)	Includes fees incurred for income tax compliance.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees paid to PMB Helin Donovan for fiscal years 2013 and 2012 were approved by our audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26nd day of June 2013.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Michael J. Rapisand
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2013
Philip S. Sassower

/s/ Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2013
Michael J. Rapisand

/s/ Brian E. Usher-Jones	Director	June 26, 2013
Brian E. Usher-Jones

/s/ Andrea Goren	Director	June 26, 2013
Andrea Goren

/s/ Thomas F. Leonardis	Director	June 26, 2013
Thomas F. Leonardis

/s/ KENT MISEMER	Director	June 26, 2013
Kent Misemer

/s/ F. Ben Irwin	Director	June 26, 2013
F. Ben Irwin

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2013 and 2012 as well as the related consolidated statements of income and operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2013 and 2012, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Austin, TX

June 26, 2013

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,280	$199
Accounts receivable, net	5,046	8,393
Inventory, net	3,836	3,969
Prepaid expenses and other current assets	352	99
Total current assets	19,514	12,660
Fixed assets, net	697	363
	$20,211	$13,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$4,689	$6,583
Total current liabilities	4,689	6,583
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, par value $0.001 per share; authorized none and 64,000, respectively; shares issued none and 62,874, respectively	—	63
Series B Preferred Stock, par value $0.001 per share; authorized none and 10,000, respectively; shares issued none and 7,732, respectively	—	8
Series C Preferred Stock, par value $0.001 per share; authorized none and 20,000, respectively; shares issued none and 17,074, respectively	—	17
Series D Preferred Stock, par value $0.001 per share; authorized none and 20,000, respectively; shares issued none and 14,334, respectively	—	14
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,389 and 588, respectively	8	1
Additional paid-in capital	153,604	141,957
Accumulated deficit	(138,090)	(135,620)
	15,522	6,440
	$20,211	$13,023

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Year Ended March 31,
	2013	2012
Revenue	$30,486	$27,528
Cost of revenue	20,078	19,140
Gross profit	10,408	8,388

Expenses:
Sales, marketing and support	4,172	3,763
Product research, development and engineering	2,194	1,525
General administration	3,593	3,337
	9,959	8,625
Income (loss) from operations	449	(237)

Other expenses:
Interest expense	(67)	(221)
Other	(41)	(65)
	(108)	(286)
Income (loss) before income taxes	341	(523)
Income tax expense	(35)	—
Net income (loss)	$306	$(523)

Dividends attributable to Preferred Stock	(2,292)	(4,601)
Net loss attributable to common stockholders	$(1,986)	$(5,124)
Income (loss) per common share	$0.08	$(1.02)
Dividends attributable to Preferred Stock	(0.59)	(8.98)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.51)	$(10.00)
Weighted average number of common shares outstanding, basic and fully diluted	3,856,351	512,252

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Shares
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2011	62,873,781	$63	8,232,040	$8	17,074,000	$17	10,692,255	$11	446,177	$—	$134,107	$(130,408)	$3,798
Shares issued for services	—	—	—	—	—	—	—	—	2,125	—	50	—	50
Shares issued for ESPP	—	—	—	—	—	—	—	—	1,330	—	37	—	37
Stock-based compensation	—	—	—	—	—	—	109,445	—	1,090	—	872	—	872
Preferred Series A dividends	—	—	—	—	—	—	—	—	88,466	1	1,950	(1,940)	11
Preferred Series B dividends	—	—	—	—	—	—	—	—	11,240	—	251	(243)	8
Preferred Series C dividends	—	—	—	—	—	—	—	—	35,334	—	779	(774)	5
Preferred Series D dividends	—	—	—	—	—	—	1,212,098	1	—	—	1,731	(1,732)	—
Sale of Series D Preferred Stock, net of issuance costs of $138	—	—	—	—	—	—	2,320,000	2	—	—	2,180	—	2,182
Conversion of Series B Preferred Stock into Common Stock	—	—	(500,000)	—	—	—	—	—	2,533	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(523)	(523)
Balances, March 31, 2012	62,873,781	$63	7,732,040	$8	17,074,000	$17	14,333,798	$14	588,295	$1	$141,957	$(135,620)	$6,440
Shares issued for services	—	—	—	—	—	—	204,000	—	—	—	204	—	204
Shares issued for ESPP	—	—	—	—	—	—	—	—	1,062	—	26	—	26
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	691	—	691
Capital raise – net of fees	—	—	—	—	—	—	—	—	2,000,000	2	7,854	—	7,856
Payment of partial shares arising from reverse split	—	—	—	—	—	—	—	—	(111)	—	(1)	—	(1)
Preferred Series A dividends	—	—	—	—	—	—	—	—	180,622	—	1,365	(1,365)	—
Preferred Series B dividends	—	—	—	—	—	—	—	—	22,199	—	168	(168)	—
Preferred Series C dividends	—	—	—	—	—	—	—	—	72,112	—	545	(545)	—
Preferred Series D dividends	—	—	—	—	—	—	991,236	1	—	—	697	(698)	—
Conversion of Series A Preferred Stock into Common Stock	(62,873,781)	(63)	—	—	—	—	—	—	2,055,448	2	61	—	—
Conversion of Series B Preferred Stock into Common Stock	—	—	(7,732,040)	(8)	—	—	—	—	252,769	—	8	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(17,074,000)	(17)	—	—	820,837	1	16	—	—
Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	—	—	(15,529,034)	(15)	2,396,130	2	13	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	306	306
Balances, March 31, 2013	—	—	—	—	—	—	—	—	8,389,363	$8	$153,604	$(138,090)	$15,522

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$306	$(523)
Items not affecting cash:
Depreciation and amortization	457	647
Provision for doubtful accounts	(24)	(5)
Stock-based compensation expense	691	790
Equity instruments issued in exchange for services	—	200
Changes in operating assets and liabilities:
Accounts receivable	3,371	(5,706)
Inventory	133	(215)
Prepaid expenses and other current assets	(253)	102
Accounts payable and accrued liabilities	(1,690)	3,631
Net cash provided by (used in) operating activities	2,991	(1,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(791)	(543)
Net cash used in investing activities	(791)	(543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,455	14,550
Repayment of short-term indebtedness	(9,455)	(15,116)
Payment of partial shares arising from reverse split	(1)	—
Net proceeds on issuance of Series D Preferred Stock	—	2,182
Net proceeds on issuance of Common Stock	7,882	37
Net cash provided by financing activities	7,881	1,653
CHANGE IN CASH AND CASH EQUIVALENTS	10,081	31
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199	168
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,280	$199
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$67	$221
Payments for income taxes	$—	$—
Preferred Stock dividends issued in the form of stock	$2,776	$4,689

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. The Company’s customers include major utility companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

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

b)	Cash and cash equivalents and liquidity

Cash and cash equivalents comprise cash and highly liquid investments with original maturities of less than ninety days.

The Company had cash and cash equivalents of approximately $10.3 million at March 31, 2013, working capital of approximately $14.8 million and total equity of approximately $15.5 million. In addition, the Company had cash flows from operations for the year ended March 31, 2013 of approximately $3 million. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

The Company also has available a line of credit (Note 5).

c)	Allowance for doubtful accounts

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general administration expense. The Company has not had material adjustments due to actual experience.

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

Fixed Asset	Estimated Useful Lives
Tooling and fixtures (years)	2
Office equipment (years)	5
Machine equipment (years)	2
Leasehold improvements	lesser of 5 years or remaining lease term
Computer equipment (years)	2
Computer software (years)	2
Demonstration units (months)	6

The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

f)	Revenue recognition

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party. To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale.

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

Cost of revenue also includes warranty costs. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its warranty. The specific warranty terms and conditions generally included are technical support, repair parts, and labor for a period that is generally three years. The Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary and any change, based on current information, is recorded as a change in estimate. The estimates have not required significant adjustment due to actual experience.

The changes to the warranty liability are as follows:

	Year ended March 31,
	2013	2012

Beginning balance	$166	$88
Aggregate changes for accrual related to guarantees issued	310	124
Aggregate changes to preexisting accruals	(3)	—
Aggregate reductions for payments made	(92)	(46)
Ending balance	$381	$166

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2013 and 2012.

i)	Stock-based compensation

The Company applies the fair value method of accounting for all of its employee stock-based compensation. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 8 to these consolidated financial statements for required disclosures.

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

While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits. The Company had cash balances in excess of federally insured limits of approximately $9,147 at March 31, 2013. The Company has not experienced any losses in such accounts.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2013 and March 31, 2012 was $9 and $33, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and bank indebtedness are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

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

The following securities were not considered in the earnings per share calculation at their common stock equivalent:

	March 31, 2013	March 31, 2012
Series A Preferred Stock	—	360,446
Series B Preferred Stock	—	42,374
Series C Preferred Stock	—	85,433
Series D Preferred Stock	—	895,862
Warrants	323,853	429,581
Options	146,878	140,870
Other Common Stock Equivalents	—	12,750
	470,731	1,967,316

l)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. INVENTORY

	March 31,
	2013	2012
Finished goods	$2,437	$2,915
Computer components	1,399	1,054
Total inventory	$3,836	$3,969

4. FIXED ASSETS

	March 31,
	2013	2012
Cost
Tooling and fixtures	$1,417	$897
Office equipment and leasehold improvements	1,131	1,108
Computer equipment and demonstration units	526	413
Computer software	658	654
	3,732	3,072
Accumulated depreciation
Tooling and fixtures	854	629
Office equipment and leasehold improvements	1,111	1,108
Computer equipment and demonstration units	417	320
Computer software	653	652
	3,035	2,709
Total fixed assets, net	$697	$363

Depreciation and amortization expense was $457 and $647 during the years ended March 31, 2013 and 2012, respectively.

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrue daily. In June 2012, in connection with the reduction of the cost of funds rate from 11.50% and the elimination of a 0.52% discount to the amount FWC paid in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16%, which fees accrue daily. On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1%, under the ARPA.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On March 31, 2013, there were no borrowings under the ARPA.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2013	2012
Accounts payable	$3,081	$5,219
Warranty	381	165
Commissions payable	245	180
Accrued liabilities	982	1,019
Total	$4,689	$6,583

The Company’s accrued liabilities as of March 31, 2011 included an estimated $398 in engineering services related to the development of a rugged notebook PC by an outside supplier during fiscal 2009. The Company was never billed for the services, and the related statutory period lapsed in fiscal 2012. In the fourth quarter of fiscal 2012, the Company eliminated the engineering accrual of $398, resulting in a reduction in product research, development and engineering expense.

7. SHARE CAPITAL

On December 16, 2010, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result, the Company was authorized to issue 1,500,000,000 shares of capital stock, consisting of 1,350,000,000 shares of common stock, $0.001 par value, and 150,000,000 shares of preferred stock, $0.001 par value.

Year-ended March 31, 2013

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

On September 13, 2012, the Company filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the outstanding shares of the Company’s Series A Preferred Stock agreeing to the conversion, upon the consummation of a public offering of the Company’s common stock, of each share of Series A Preferred Stock then outstanding into shares of common stock, which would result in the automatic conversion of each of the Company’s other outstanding series of Preferred Stock under the terms of the Company’s amended and restated certificate of incorporation.

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

On October 26, 2012, the Company’s common stock began trading on The NASDAQ Capital Market under the symbol “XPLR.”

On November 1, 2012, the Company filed its second amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which integrated the then-in-effect provisions of the Company’s amended and restated certificate of incorporation and further amended those provisions by decreasing the Company’s authorized common and preferred stock. The second amended and restated certificate of incorporation became effective on the date of filing. As a result of the second amended and restated certificate of incorporation, the number of authorized shares of common stock of the Company was reduced from 1,350,000,000 to 15,000,000 and the number of authorized shares of preferred stock of the Company was reduced from 150,000,000 to 5,000,000.

In addition, during the year ended March 31, 2013, 2,706 shares of Series D Preferred Stock were converted into 169 shares of the Company’s common stock prior to the automatic conversion of the Series D Preferred Stock in connection with the closing of the public offering.

Year-ended March 31, 2012

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip S. Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC, an affiliate of our principal stockholder, an administrative fee of $100 in cash and a warrant to purchase 6,250 shares of common stock at an initial exercise price of $16.00 per share. The warrant expires on October 13, 2014.

During the year ended March 31, 2012, 500,000 shares of Series B Preferred Stock were exchanged for 2,533 shares of common stock.

Preferred Stock Dividends and Liquidation Preferences

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

A summary of paid dividends for the years ended March 31, 2013 and 2012 and accrued and unpaid dividends as of March 31, 2013 and 2012 is as follows:

	Dividends
	Paid For Years Ended March 31		Accrued and Unpaid as of March 31
	2013	2012	2013	2012
Series A Preferred Stock	$1,365	$1,940	$—	$201
Series B Preferred Stock	168	243	—	25
Series C Preferred Stock	545	774	—	80
Series D Preferred Stock	698	1,732	—	178

On October 31, 2012, all of the Company’s outstanding shares of Preferred Stock were converted into shares of the Company’s common stock in the following amounts:

Number of Shares of Common Stock Converted Into
Series A Preferred Stock	2,055,448
Series B Preferred Stock	252,769
Series C Preferred Stock	820,837
Series D Preferred Stock	2,395,961

Warrants outstanding

There were warrants to purchase an aggregate of 323,853 shares of common stock outstanding and fully exercisable at March 31, 2013 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
375	$16.51	May 26, 2013
205,978	$11.86	December 15, 2013
6,250	$11.86	October 13, 2014
7,500	$19.98	June 10, 2014
3,750	$17.33	May 13, 2015
100,000	$6.25	October 24, 2017
(1)	Exercise price may change subject to anti-dilutive terms.

8. STOCK-BASED COMPENSATION PLAN

a) Stock Options

In 1995, the Board of Directors approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter, which is referred to as the Amended Share Option Plan. The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants of the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

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

At March 31, 2013, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 190,425 shares. This amount consists of 187,500 shares under the 2009 Stock Plan and 2,925 under the Amended Share Option Plan, which shares are issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2013 and 2012 is as follows:

	Year ended March 31,
	2013		2012
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	140,870	$28.00	144,401	$40.00
Granted	15,250	$7.29	26,500	$24.00
Exercised	—	—	—	—
Forfeited	(9,242)	$44.58	(30,031)	$84.00
Outstanding and expected to vest at end of year	146,878	$24.22	140,870	$28.00

At March 31, 2013, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 1,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 4,268.

A summary of the options outstanding and exercisable at March 31, 2013 is as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$5.92	–	23.99	30,813	3.9	5,368	3.3
$24.00	–	26.99	105,616	3.0	79,618	3.0
$27.00	–	184.00	10,449	1.6	9,392	1.4
			146,878	3.1	94,378	2.8

At March 31, 2013, the weighted average exercise price of options exercisable is $27.24.

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

The options have been valued separately using the Black-Scholes methodology and the calculations for issuances in fiscal 2013 and 2012 assumed discount rates of approximately 0.35% and 0.81%, respectively, and volatility of approximately 62% and 184%, respectively, expected terms of approximately three years and no dividends for both years. The Company recorded stock compensation cost of $691 and $730 for the years ended March 31, 2013 and 2012, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at March 31, 2013 was zero as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at March 31, 2013 was $717, which is to be recognized over the next three years.

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

c) 2009 Employee Stock Purchase Plan

The Company’s Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the years ended March 31, 2013 and 2012 are as follows:

	Year Ended March 31,
	2013	2012
Offering Price per Common Share	$22.23	$28.49

Common Shares Purchased	669	1,719

9. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2013	2012
Deferred income tax assets:
Net operating losses	$30,146	$30,731
Accrued liabilities	271	61
Inventory allowance	250	260
Other items	85	42
Valuation allowance	(30,752)	(31,094)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2013	2012
Combined basic US statutory rates	35%	35%
Income taxes (recovery) based on the above rates	$107	$(183)
Increase in income taxes resulting from:
Permanent difference—stock compensation	242	255
Permanent difference—meals & entertainment	14	13

Change in valuation allowance	(328)	(85)
Income taxes	$35	$—

The income taxes of $35 for fiscal year 2013 represents federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carry forwards and the alternative minimum tax rate of 20%.

The Company has accumulated net operating losses for income tax purposes totaling approximately $86,132, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income. Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.

Tax years that remain open for examination by the Internal Revenue Service include 2009, 2010, 2011 and 2012. In addition, tax years from 1997 to 2012 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

10. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2013, the ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime lending rate increased by 1%, the Company’s costs under the ARPA will increase by approximately $85.

Foreign exchange risk

All of the Company’s revenues and the significant majority of the Company’s expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2013 and 2012.

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2013	$5.0	1	61%	61%
2012	$8.4	1	71%	71%

The receivable representing 61% of the accounts receivable balance at March 31, 2013 was subsequently collected.

Supplier Risk

The Company relies on a single supplier for the majority of its finished goods. At March 31, 2013 and 2012, the Company owed this supplier $2,457 and $3,858, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from this supplier for the years ended March 31, 2013 and 2012 were $15,363 and $13,687, respectively.

11. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. Approximately 67% of the Company’s revenue for fiscal 2013 was derived from sales in the United States and Canada had approximately 13% of the revenue. For the fiscal year ended March 31, 2012, the United States accounted for 63% of the revenue and Canada had approximately 11% of the revenue.

The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2013	2012
Revenue by country:
United States	$20,423	$17,363
Canada	3,958	3,022
All other countries	6,105	7,143
	$30,486	$27,528

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2013, the Company had two customers that had sales that were greater than 10% of total revenue and both customers were located in the United States of America. For the year ended March 31, 2012, the Company had one customer that had sales that were greater than 10% of total revenue and the customer was located in the United States of America. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2013	$30.5	2	43%	43%
2012	$27.5	1	37%	37%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2013 and 2012.

12. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease maturity date is August 31, 2014. Rent expense for the years ended March 31, 2013 and 2012 was $262 and $232, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2014	$264
2015	124
2016	15
$403

b)	Purchase commitment

At March 31, 2013, the Company had purchase obligations extending into fiscal 2014 of approximately $8,427 related to inventory and product development items.

c)	Litigation

The Company and its subsidiaries are involved in litigation, arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

13. RELATED PARTY TRANSACTIONS

On August 4, 2011, the Board of Directors approved an award of 150,000 shares of Series D Preferred Stock, which fully vested on March 31, 2012, to SG Phoenix LLC, an affiliate of the Company’s principal stockholder, for services rendered for the year ended March 31, 2012. The fair value of the Series D Preferred Stock was $150 and the Company recorded stock compensation expense of $150 for the year ended March 31, 2012.

On October 14, 2011, the Company raised net proceeds of $2,182 in a private placement through the issuance of 2,320,000 shares of its Series D Preferred Stock. Philip S. Sassower, the Company’s Chairman of the Board and Chief Executive Officer, purchased 500,000 shares of Series D Preferred Stock in the private placement. In connection with the private placement of the Series D Preferred Stock, the Company paid SG Phoenix LLC an administrative fee of $100 in cash and a warrant to purchase 6,250 shares of common stock at an initial exercise price of $16.00 per share. The warrant expires on October 13, 2014.

On October 14, 2011, The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer, a member of the Company’s Board of Directors, is a trustee, purchased in a private placement 175,000 shares of the Series D Preferred Stock for an aggregate purchase price of $175.

On June 12, 2012, the Board of Directors approved $10 of fees, paid quarterly in the amount of $2.5, to each director for services rendered during the year ended March 31, 2013. General administration expense includes an expense of $60 for these fees for the year ended March 31, 2013.

On June 12, 2012, the Board of Directors approved $150 of fees, paid monthly in the amount of $12.5, to SG Phoenix LLC for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase from $150 to $200 in the annual fees, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. The Board of Directors also approved a one-time payment of $50 to SG Phoenix for past services rendered. General administration expense includes an expense of $208 for these fees for the year ended March 31, 2013.

During the fiscal years ended March 31, 2013 and 2012, the Company purchased approximately $250 and $503, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

14. SUBSEQUENT EVENT

On May 3, 2013, the Company and Deloitte LLP, formerly Deloitte & Touche LLP (“Deloitte”), entered into a Full and Final Mutual Release and a Minutes of Settlement (collectively, the “Settlement Agreement”). Under the terms of the Settlement Agreement, the parties agreed to dismiss all claims and counterclaims that were brought, or could have been brought, in the court proceeding between the Company, as plaintiff (defendant by counterclaim), and Deloitte, as defendant (plaintiff by counterclaim), in the Ontario Superior Court of Justice, captioned Xplore Technologies Corp. and Deloitte & Touche LLP. The Settlement Agreement contains releases of claims by the parties, a consent to dismiss the proceeding and other provisions that are typical for similar settlement agreements.

Under the terms of the Settlement Agreement, Deloitte made a payment to the Company in the amount of CAD$700 (Canadian dollars) in full and final satisfaction of all claims made by the Company, and the Company agreed to destroy certain confidential information in the possession of the Company and its expert witness in the proceeding.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on November 10, 2010)

3.2	By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, file July 6, 2007)

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

10.14

Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.15

Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.17

Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.18	Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on December 21, 2007)

1

Exhibit Number	Description
10.19	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.20	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009.)

10.21	Third Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 3, 2012)

10.22	Fourth Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2012)

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