Form 10-Q
period 2013-06-30
XPLORE TECHNOLOGIES CORP
filed 2013-08-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the registrant had 8,394,443 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,279	$10,280
Accounts receivable, net	3,372	5,046
Inventory, net	5,538	3,836
Prepaid expenses and other current assets	290	352
Total current assets	19,479	19,514
Fixed assets, net	740	697
	$20,219	$20,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,664	$4,689
Total current liabilities	4,664	4,689

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,389 and 8,389, respectively	8	8
Additional paid-in capital	153,993	153,604
Accumulated deficit	(138,446)	(138,090)
	15,555	15,522
	$20,219	$20,211

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended
	June 30, 2013	June 30, 2012

Revenue	$5,856	$9,950
Cost of revenue	3,615	6,645
Gross profit	2,241	3,305

Expenses:
Sales, marketing and support	1,275	963
Product research, development and engineering	967	551
General administration	1,027	886
	3,269	2,400
Income (loss) from operations	(1,028)	905

Other income (expense):
Other	674	(24)
Interest expense	(2)	(62)
	672	(86)
Net income (loss)	$(356)	$819
Dividends attributable to Preferred Stock	—	(1,137)
Net loss attributable to common stockholders	(356)	(318)
Income (loss) per common share	(0.04)	1.35
Dividends attributable to Preferred Stock	—	(1.88)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.04)	$(0.53)
Weighted average number of common shares outstanding, basic and fully diluted	8,389,363	605,381

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operations:
Net income (loss)	$(356)	$819
Items not affecting cash:
Depreciation and amortization	125	130
Allowance for doubtful accounts	(4)	11
Stock-based compensation expense	389	186

Changes in operating assets and liabilities:
Accounts receivable	1,678	5,913
Inventory	(1,702)	(1,506)
Prepaid expenses and other current assets	62	(25)
Accounts payable and accrued liabilities	(25)	(2,693)
Net cash provided by operating activities	167	2,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(168)	(152)
Net cash used in investing activities	(168)	(152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	9,455
Repayment of short-term indebtedness	—	(9,455)
Net proceeds from issuance of Common Stock	—	11
Net cash provided by financing activities	—	11

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	2,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,280	199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,279	$2,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$2	$62
Payments for income taxes	$36	$—
Payments of liabilities through issuance of stock	$—	$204
Preferred Stock dividends issued in the form of stock	$—	$1,203

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. The Company’s customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2013.

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

The Company had cash and cash equivalents of approximately $10,279 at June 30, 2013, working capital of approximately $14,815 and total equity of approximately $15,555. In addition, the Company had cash flows from operations for the three months ended June 30, 2013 of approximately $167 and for the year ended March 31, 2013 of approximately $2,991. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

3. INVENTORY

	June 30, 2013	March 31, 2013
Finished goods	$3,364	$2,437
Computer components	2,174	1,399
Total inventory	$5,538	$3,836

4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Loss per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the Company’s convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock prior to their actual conversion on October 31, 2012 were excluded from the loss per share attributable to common stockholders calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented.

The following securities were not considered in the loss per share attributable to common stockholders calculations for the three months ended:

	June 30, 2013	June 30, 2012
Series A Preferred Shares	—	360,446
Series B Preferred Shares	—	42,374
Series C Preferred Shares	—	85,433
Series D Preferred Shares	—	931,400
Warrants	343,478	429,581
Options	1,213,725	141,677
	1,557,203	1,990,911

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrue daily. In June 2012, in connection with the reduction of the cost of funds rate from the annual prime lending rate plus 11.50% and the elimination of a 0.52% discount to the amount FWC paid in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate plus 16%. On August 26, 2011, the Company’s subsidiary and FWC entered into an inventory finance rider to the ARPA (the “Rider”) to provide for advances up to $700 based upon eligible finished goods tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances shall at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value. Prior to the execution of the Rider, which gave the Company’s subsidiary the ability to receive advances on its inventory, FWC had the ability to purchase eligible purchase orders from the subsidiary, less a discount of 1%, under the ARPA.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On June 30, 2013, there were no borrowings under the ARPA.

6. SHARE CAPITAL

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

On September 13, 2012, the Company filed a certificate of amendment to the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the outstanding shares of the Company’s Series A Preferred Stock agreeing to the conversion, upon the consummation of the public offering referenced below, of each share of Series A Preferred Stock then outstanding into shares of common stock. Under the terms of the Company’s amended and restated certificate of incorporation, the conversion of the Series A Preferred Stock triggered the automatic conversion of each of the Company’s other outstanding series of Preferred Stock.

All of the historical common stock share numbers, common stock share prices and exercise prices with respect to options and warrants to purchase common stock have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect the 1-for-400 reverse split of common stock.

On October 31, 2012, the Company completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds of $10,000. The Company issued to the underwriters of the offering warrants to purchase up to a total of 100,000 shares of the Company’s common stock at an exercise price of $6.25 per share. The warrants expire on October 24, 2017. In connection with the closing of the public offering, each series of the Company’s outstanding Preferred Stock was automatically converted into shares of the Company’s common stock.

On June 1, 2013, the Company entered into a business advisory services agreement with an unrelated party, which included as compensation the issuance of a warrant to purchase 20,000 shares of the Company’s common stock (the “Warrant”). The Warrant vests quarterly over a twelve-month period beginning September 1, 2013. The strike price for the first set of 5,000 shares to vest is $5.00 per share, the strike price for the second set of 5,000 shares to vest is $5.25 per share, the strike price for the third set of 5,000 shares to vest is $5.50 per share and the strike price for the fourth set of 5,000 shares to vest is $5.75 per share. Should the agreement be terminated prior to the complete vesting of the Warrant, the vesting ceases on the date on which notice of termination is given. The Warrant expires on May 31, 2016.

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

Paid dividends for the three months ended June 30, 2012 were $1,203, and accrued and unpaid dividends as of June 30, 2012 were $418.

On October 31, 2012, all of the Company’s outstanding shares of preferred stock, including accrued and unpaid dividends, were converted into 5,525,015 shares of the Company’s common stock.

Warrants Outstanding

At June 30, 2013, there were warrants to purchase an aggregate of 343,478 shares of common stock outstanding, of which 323,478 were fully exercisable, as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)			Expiration Date
205,978/205,978		$11.86		December 15, 2013
6,250/6,250		$11.86		October 13, 2014
7,500/7,500		$19.98		June 10, 2014
3,750/3,750		$17.33		May 13, 2015
20,000/0	$5.00	to	$5.75	May 31, 2016
100,000/100,000		$6.25		October 24, 2017

_____________________________________________

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a) Stock Options

In 1995, the Company’s board of directors (the “Board of Directors”) approved a Share Option Plan, which was amended and restated in December 2004, and amended thereafter, which is referred to as the Amended Share Option Plan. The Amended Share Option Plan is administered by the Board of Directors and provides that options may be granted to employees, officers, directors and consultants to the Company. The exercise price of an option is determined at the date of grant and is based on the closing price of the common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day preceding the grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company.

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

At June 30, 2013, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 189,961 shares. This amount consists of 187,500 shares under the 2009 Stock Plan and 2,461 under the Amended Share Option Plan, the number of shares issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

In June 2013, the Board of Directors approved a grant of options to purchase 797,000 shares of the Company’s common stock to the members of the Board of Directors and certain officers, with an exercise price of $5.00. The options vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. In addition, the Board of Directors approved grants of options to purchase 275,000 shares of the Company’s common stock to certain non-officer employees, with an exercise price of $3.44. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. The grant date fair value of these option awards to be recognized as stock compensation expense was $1,401, of which $240 was recorded for the three months ended June 30, 2013. None of the options granted are exercisable until the Company’s stockholders approve an increase in the number of authorized shares under the 2009 Stock Plan at the Company’s 2013 Annual Stockholders’ Meeting, currently scheduled for September 24, 2013. A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the three months ended June 30, 2013 was as follows:

	Three months ended June 30, 2013
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2013	146,878	$24.22
Granted	1,072,000	4.60
Exercised	—	—
Forfeited	(5,153)	36.02
Outstanding at end of period	1,213,725	$6.84

At June 30, 2013, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan was 1,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at June 30, 2013 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44—7.50	1,085,750	6.3	—	—
$7.51— 26.99	118,303	2.8	85,214	2.8
$27.00—184.00	9,672	1.4	8,818	1.2
	1,213,725	5.9	94,032	2.6

The weighted average exercise price of options exercisable at June 30, 2013 was $26.58.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to Board of Directors in fiscal 2014, to officers in fiscal 2014, to non-officer employees in fiscal 2014 and to all grantees in fiscal 2013 assumed discount rates of approximately 2.11%, 1.51%, 0.71% and 0.35%, respectively, volatility of approximately 57%, 55%, 49% and 62%, respectively, and expected terms of approximately seven years, approximately four and half years, approximately three years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for both years. The Company recorded stock compensation cost of $389 and $186 for the three months ended June 30, 2013 and 2012, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2013 was zero as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at June 30, 2013 was $1,711, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009. The offering price per common share and number of common shares purchased for the periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	2013	2012
Offering Price per Common Share	$3.69	$22.23
Common Shares Purchased	5,080	669

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10 of annual fees, to be paid quarterly in the amount of $2.5. General administration expense includes an expense of $15 for the three months ended June 30, 2013 and 2012, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. General administration expense includes an expense of $50 and $38 for the three months ended June 30, 2013 and 2012, respectively, for these fees.

During the three months ended June 30, 2012, the Company purchased approximately $231 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. There were no such purchases during the three months ended June 30, 2013.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 70% of the Company’s total revenue for the three months ended June 30, 2013. The United States of America and Canada accounted for approximately 61% and 25%, respectively, of the Company’s total revenue for the three months ended June 30, 2012.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Revenue by country:
United States	$4,110	$6,056
Canada	243	2,454
Other	1,503	1,440
	$5,856	$9,950

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2013, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended June 30, 2012, the Company had two customers located in the United States and Canada who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2013	$5.9	2	37%
June 30, 2012	$10.0	2	59%

At June 30, 2013, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2013	$3.4	2	38%

The Company relies on a single supplier for the majority of its finished goods. At June 30, 2013 and 2012, the Company owed this supplier $2,380 and $2,451, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended June 30, 2013 and 2012.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014. Rent expense for the three months ended June 30, 2013 and 2012, was $46 and $63, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2014	$198
2015	124
2016	16
$338

b)	Purchase commitment

At June 30, 2013, the Company had purchase obligations in fiscal 2013 of approximately $9,028 related to inventory and product development items.

c)	Litigation

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

During the three months ended June 30, 2013, the settlement amount of $694 was recorded as other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are engaged in the development, integration and marketing of rugged mobile PC systems. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

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

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and have received favorable responses from our end user customers based on revenue growth of approximately 11% and approximately 55% for fiscal years 2013 and 2012, respectively. Since the iX104C5 launch, we have announced the receipt of significant orders for a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our revenues and the timing of large orders, such as these, and the related shipping of the products creates variability in our business. Our revenue for the quarter ended June 30, 2013 was approximately 41% less than the prior year period, in which shipments to the major U.S. telecommunications provider accounted for approximately 39% of the prior year period revenue as compared to approximately 18% in the current year period. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will grow our year-over-year business.

We currently compete in a subset of the market for large rugged form factors given the ultra-rugged attributes of the iX104C5 product, which weighs approximately 5.4 pounds. To broaden our appeal and revenue growth opportunities we are developing multiple new fully-rugged tablets that are lighter and less expensive and will allow us to compete in significantly larger markets than our current offerings. On July 10, 2013, we announced the first of these tablets with the launch of RangerX, our first fully-rugged Android tablet which weighs approximately 2.2 pounds. We believe the lighter RangerX tablet is ideal for field service applications and more mobile market opportunities as compared to the iX104. We believe RangerX and our other new tablets under development will significantly broaden our addressable markets.

In the fall of 2012, we completed the closing of an underwritten public offering of two million shares of our common stock, from which we received gross proceeds of $10 million which also resulted in the automatic conversion of each series of our outstanding preferred stock into shares of our common stock. We believe these actions strengthened our financial position. Although we generated net cash from operations for the three months ended June 30, 2013 and the year ended March 31, 2013, we intend to use the net proceeds from the offering for the product development efforts described above as well as to expand our sales and marketing efforts to generate more awareness of our products and deepen our sales penetration. Consequently, in connection with our strategic objectives of growing our addressable markets, we have increased our operating expenses and expect them to increase further in the future based on these investments. We currently estimate that development of our other tablets will be completed, and the products launched, during 2014.

Looking forward, our strategy is to build increased marketplace awareness of our iX104 and new product families, in an effort that we believe will enable us to increase our revenue and to expand our market share.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our audited Annual Consolidated Financial Statements as of March 31, 2013 and 2012 and for the years ended March 31, 2013 and 2012 included in our annual report on Form 10-K filed with the SEC on June 26, 2013. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period, which is generally three years. See Note 8 to our Annual Consolidated Financial Statements for the year ended March 31, 2013 for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three months ended June 30, 2013 based on an average volatility of a set of companies considered comparable to the Company. We use historical data to estimate pre-vesting forfeitures, and we record stock -based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three months ended June 30, 2013 and 2012, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Revenue. Total revenue for the three months ended June 30, 2013 was $5,856,000, as compared to $9,950,000 for the three months ended June 30, 2012, a decrease of $4,094,000, or approximately 41%. A decrease in unit sales accounted for a decrease in revenue of approximately 43% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, a period in which shipments to a major U.S. telecommunications provider accounted for approximately 39% of revenue as compared to 18% of revenue in the current year period. The decrease in unit sales was partially offset by an increase in our average sales price of approximately 2% due to favorable changes in the product mix sold.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 70%, of our total revenue for the three months ended June 30, 2013. The United States and Canada accounted for approximately 61% and 25%, respectively, of our total revenue for the three months ended June 30, 2012.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales. For the three months ended June 30, 2013, we had two customers located in the United States who accounted for approximately 37% of our revenue. For the three months ended June 30, 2012, we had two customers located in the United States and Canada who accounted for approximately 59% of our total revenue. At June 30, 2013, we had two customers with receivable balances that totaled approximately 38% of our outstanding receivables. At June 30, 2012, we had one customer with an aggregate receivable balance that was approximately 11% of our outstanding receivables.

Cost of Revenue. Total cost of revenue for the three months ended June 30, 2013 was $3,615,000, compared to $6,645,000 for the three months ended June 30, 2012, a decrease of $3,030,000, or approximately 46%. A decrease in unit sales accounted for a decrease of approximately 43% in cost of revenue, along with a decrease in average unit cost of approximately 3% due to changes in the product mix sold.

We rely on a single supplier for the majority of our finished goods. The inventory purchases and engineering services from this supplier for the three months ended June 30, 2013 and 2012 were $4,662,000 and $6,671,000, respectively. At June 30, 2013 and 2012, we owed this supplier $2,380,000 and $2,451,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit decreased by $1,064,000 to $2,241,000 (38.3% of revenue) for the three months ended June 30, 2013, from $3,305,000 (33.2% of revenue) for the three months ended June 30, 2012. The decrease in gross profit for the three months ended June 30, 2012 was due primarily to the decreases in unit sales and revenue and the increase in gross profit as a percentage of revenue was attributable to more favorable product mix.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended June 30, 2013 were $1,275,000, compared to $963,000 for the three months ended June 30, 2012. The increase of $312,000, or approximately 32%, is consistent with our plans to generate more awareness of our products through expanded sales and marketing initiatives, and was due to an increase in headcount related costs of $171,000, primarily for new sales and marketing personnel, an increase in marketing expenses of $111,000 associated with lead generation activities, an increase in travel related expenses of $73,000, an increase in demonstration unit related expenses of $60,000, primarily related to the launch of our new light weight rugged tablet Ranger X on July 10, 2013, and an increase in office related costs of $13,000. These increases were partially offset by a decrease in commission expense of $116,000 due to the decrease in revenue.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended June 30, 2013 were $967,000, an increase of $416,000, or approximately 75%, compared to $551,000 for the three months ended June 30, 2012. The increase is consistent with our plans to develop new products to broaden our addressable markets. In the current fiscal year, we are developing three new products, the first of which is our light weight rugged Android tablet Ranger X, which was launched on July 10, 2013. The prior fiscal year did not have any major development projects. The increase in these expenses was due primarily to an increase in product development costs of $341,000 associated with three new products and an increase in headcount related expenses of $75,000 for new engineering personnel. The prior fiscal year did not have any major development projects.

General Administration Expenses. General administration expenses for the three months ended June 30, 2013 were $1,027,000, compared to $886,000 for the three months ended June 30, 2012, an increase of $141,000, or approximately 16%. The increase primarily consists of an increase in stock-based compensation expense of $189,000 due to a grant of options to members of our Board of Directors and certain of our officers in June 2013, an increase in our professional fees of $61,000, primarily legal, offset by a decrease in headcount related costs of $83,000, consisting primarily of the absence in the current year period of an incentive compensation accrual for meeting performance objectives recorded in the prior year period, since those objectives were not achieved in the current year period, a decrease in the allowance for doubtful accounts of $16,000 associated with the decrease in accounts receivable and a decrease of $15,000 in computer maintenance related to a system upgrade in the prior year period.

For the three months ended June 30, 2013 and 2012, the fair value of employee stock-based compensation expense was $389,000 and $186,000, respectively. In June 2013, our Board of Directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to our members of our Board of Directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. In addition, our Board of Directors approved grants of options to purchase 275,000 shares of our common stock to certain non-officer employees, with an exercise price of $3.44. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. Stock-based compensation expense related to these grants of $240,000 was recorded during the three months ended June 30, 2013, None of the options granted are exercisable until our stockholders approve an increase in the number of authorized shares under our 2009 Stock Plan at our 2013 Annual Stockholders’ Meeting, currently scheduled for September 24, 2013.

Depreciation and amortization expenses for the three months ended June 30, 2013 and 2012 were $125,000 and $130,000, respectively. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended June 30, 2013 was $2,000, compared to $62,000 for the three months ended June 30, 2012, a decrease of $60,000.

Other Income/Expense. Other income for the three months ended June 30, 2013 was $694,000, resulting from a litigation settlement payment to us referenced below, partially offset by other expenses for the three months ended June 30, 2013 of $20,000, compared to other expense of $24,000 for the three months ended June 30, 2012.

On May 3, 2013, we entered into a Full and Final Mutual Release and a Minutes of Settlement, which we refer to collectively as the Settlement Agreement, with Deloitte LLP, formerly Deloitte & Touche LLP, or Deloitte. Under the terms of the Settlement Agreement, the parties agreed to dismiss all claims and counterclaims that were brought, or could have been brought, in the court proceeding between us, as plaintiff (defendant by counterclaim), and Deloitte, as defendant (plaintiff by counterclaim), in the Ontario Superior Court of Justice, captioned Xplore Technologies Corp. and Deloitte & Touche LLP. The Settlement Agreement contains releases of claims by the parties, a consent to dismiss the proceeding and other provisions that are typical for similar settlement agreements.

Under the terms of the Settlement Agreement, Deloitte made a payment to us in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by us, and we agreed to destroy certain confidential information in our possession as well as the possession of our expert witness in the proceeding.

During the three months ended June 30, 2013, we recorded the settlement amount of $694,000 as other income.

Net Income (Loss). Our net loss for the three months ended June 30, 2013 was $356,000, as compared to a net income of $819,000 for the three months ended June 30, 2012, a decrease in income of $1,175,000. The decrease was due to a decrease in revenue and an increase in operating expenses, partially offset by an increase in other income.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2013 was $356,000, compared to $318,000 for the three months ended June 30, 2012, an increase of $38,000, due to the net loss for the current year period, as compared to net income reduced by dividends attributable to our outstanding preferred stock in the prior year period. In connection with the closing of the public offering of our common stock on October 31, 2012, each series of our outstanding preferred stock was automatically converted into common stock. The dividends attributable to these shares for the three months ended June 30, 2012 were $1,137,000. The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, which were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the ten trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we have incurred net losses in each fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of June 30, 2013, our working capital was $14,815,000 and our cash and cash equivalents were $10,279,000.

An additional source of capital available to us is our credit facility with a specialty finance company.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement, the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC. Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000. Under the terms of the ARPA, FWC purchases eligible receivables from our subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. We are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily. In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount to FWC in connection with its purchase of eligible receivables, we agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, our subsidiary to have a net worth (defined as assets minus liabilities) of not less than $4,000,000. In the event we are unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%. On August 26, 2011, we entered into an amendment to the ARPA to provide for advances up to $700,000 based upon eligible finished goods Tablet PC inventory, provided that total funds advanced on such inventory does not exceed 30% of all eligible inventory and provided further that the advances will at no time exceed 40% of the sum of (1) total funds advanced by FWC under the ARPA and (2) products scheduled to be shipped in satisfaction of customer purchase orders within 90 days. Eligible inventory is valued at the lower of cost or market value.

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

As of August 12, 2013, we had no borrowings outstanding under the ARPA.

We believe that our current cash and cash flow from operations, including proceeds from our recent public offering, together with our borrowing capacity under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$167,000	$2,835,000
Net cash used in investing activities	(168,000)	(152,000)
Net cash provided by financing activities	—	11,000
Cash and cash equivalents, end of period	10,279,000	2,893,000

Our operating activities provided $167,000 of net cash for the three months ended June 30, 2013, as compared to $2,835,000 of net cash provided by operating activities for the three months ended June 30, 2012, a decrease of $2,668,000. The decrease in net cash provided by operating activities was due to an unfavorable variance resulting from the timing of accounts receivable billings and collections associated with the decline in revenue of $4,235,000, an unfavorable variance from the net loss and the reduction in net income, net of items not affecting cash, of $992,000 and an unfavorable increase in the inventory of $196,000 offset by a favorable decrease in the use of cash arising from the timing of payables and reduction of cost of revenue of $2,668,000 and a reduction in prepaid expenses and other current assets of $87,000.

Net cash used in investment activities for the three months ended June 30, 2013 consists primarily of investments in tooling costs related to new products being developed and for the three months ended June 30, 2012, consisted of tooling costs and demonstration units of our iX104C5 Tablet PCs.

There were no financing activities for the three months ended June 30, 2013 as compared to $11,000 of net cash provided in financing activities, which consisted of proceeds from the issuance of common stock, for the three months ended June 30, 2012.

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

During the three months ended June 30, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the terms of the Settlement Agreement, Deloitte made a payment to the Company in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by the Company, and the Company agreed to destroy certain confidential information in the possession of the Company and its expert witness in the proceeding.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2013 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2013.

Risks Relating to our Business

For the three months ended June 30, 2013, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2013, two customers located in the United States who accounted for approximately 37% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 1, 2013, the Company entered into a business advisory services agreement with an unrelated party which included as compensation the issuance of a warrant to purchase 20,000 shares of the Company’s common stock (the “Warrant”). The Warrant vests quarterly over a twelve-month period, beginning September 1, 2013. The strike price for the first set of 5,000 shares to vest is $5.00 per share, the strike price for the second set of 5,000 shares to vest is $5.25 per share, the strike price for the third set of 5,000 shares to vest is $5.50 per share, and the strike price for the fourth set of 5,000 shares to vest is $5.75 per share. Should the agreement be terminated prior to the complete vesting of the Warrant, the vesting ceases on the date on which notice of termination is given. The Warrant expires on May 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

XPLORE TECHNOLOGIES CORP.

Dated: August 12, 2013	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)