Form 10-Q
period 2013-09-30
XPLORE TECHNOLOGIES CORP
filed 2013-11-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, the registrant had 8,397,731 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,638	$10,280
Accounts receivable, net	5,506	5,046
Inventory, net	4,216	3,836
Prepaid expenses and other current assets	231	352
Total current assets	17,591	19,514
Fixed assets, net	941	697
	$18,532	$20,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,597	$4,689
Total current liabilities	3,597	4,689

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,394 and 8,389, respectively	8	8
Additional paid-in capital	154,267	153,604
Accumulated deficit	(139,340)	(138,090)
	14,935	15,522
	$18,532	$20,211

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$7,403	$7,473	$13,259	$17,423
Cost of revenue	4,742	5,167	8,357	11,812
Gross profit	2,661	2,306	4,902	5,611

Expenses:
Sales, marketing and support	1,546	855	2,821	1,818
Product research, development and engineering	997	363	1,964	914
General administration	1,013	804	2,040	1,690
	3,556	2,022	6,825	4,422
Income (loss) from operations	(895)	284	(1,923)	1,189

Other income (expense):
Interest expense	(1)	(2)	(3)	(64)
Other	(10)	(5)	664	(29)
	(11)	(7)	661	(93)
Income (loss) before income taxes	(906)	277	(1,262)	1,096
Income tax benefit	12	—	12	—
Net income (loss)	$(894)	$277	$(1,250)	$1,096

Dividends attributable to Preferred Stock	—	(874)	—	(2,011)
Net loss attributable to common stockholders	(894)	(597)	(1,250)	(915)
Income (loss) per common share	(0.11)	0.41	(0.15)	1.71
Dividends attributable to Preferred Stock	—	(1.29)	—	(3.14)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.11)	$(0.88)	$(0.15)	$(1.43)
Weighted average number of common shares outstanding, basic and fully diluted	8,394,388	676,663	8,391,889	641,221

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$(894)	$277	$(1,250)	$1,096
Items not affecting cash:
Depreciation and amortization	188	121	313	251
Allowance for doubtful accounts	2	(8)	(2)	3
Stock-based compensation expense	255	181	644	367

Changes in operating assets and liabilities:
Accounts receivable	(2,136)	(792)	(458)	5,121
Inventory	1,322	1,155	(380)	(351)
Prepaid expenses and other current assets	59	(1,080)	121	(1,105)
Accounts payable and accrued liabilities	(1,067)	(32)	(1,092)	(2,725)
Net cash provided by (used in) operating activities	(2,271)	(178)	(2,104)	2,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(389)	(259)	(557)	(411)
Net cash used in investing activities	(389)	(259)	(557)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	—	—	9,455
Repayment of short-term indebtedness	—	—	—	(9,455)
Net proceeds from issuance of Common Stock	19	15	19	26
Net cash provided by financing activities	19	15	19	26

CHANGE IN CASH AND CASH EQUIVALENTS	(2,641)	(422)	(2,642)	2,272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,279	2,893	10,280	199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,638	$2,471	$7,638	$2,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$1	$2	$3	$64
Payments for income taxes	$—	$—	$36	$—
Payments of liabilities through issuance of stock	$—	$—	$—	$204
Preferred Stock dividends issued in the form of stock	$—	$856	$—	$2,059

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2013, the Company had cash and cash equivalents of approximately $7,638, working capital of approximately $13,994 and total equity of approximately $14,935. The Company had cash flows from operations for the year ended March 31, 2013 of approximately $2,991. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

3. INVENTORY

	September 30, 2013	March 31, 2013
Finished goods	$2,970	$2,437
Computer components	1,246	1,399
Total inventory	$4,216	$3,836

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

The following securities were not considered in the loss per share attributable to common stockholders calculations for the three months ended:

	September 30, 2013	September 30, 2012
Series A Preferred Shares	—	360,446
Series B Preferred Shares	—	42,374
Series C Preferred Shares	—	85,433
Series D Preferred Shares	—	954,703
Warrants	343,478	419,356
Options	1,193,914	149,982
	1,537,392	2,012,294

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On September 30, 2013, there were no borrowings under the ARPA.

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

On September 13, 2012, the Company filed a certificate of amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-400 reverse split of common stock. The reverse split became effective at 12:01 a.m. on September 13, 2012. In addition, on September 13, 2012, the Company received a written consent from holders representing a majority of the voting power of the then outstanding shares of the Company’s Series A Preferred Stock agreeing to the conversion, upon the consummation of the public offering referenced below, of each share of Series A Preferred Stock then outstanding into shares of common stock. Under the terms of the Company’s amended and restated certificate of incorporation, the conversion of the Series A Preferred Stock triggered the automatic conversion of each of the Company’s other outstanding series of Preferred Stock.

All of the historical common stock share numbers, common stock share prices and exercise prices with respect to options and warrants to purchase common stock have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect the 1-for-400 reverse split of common stock.

On October 31, 2012, the Company completed the closing of the public offering of 2,000,000 shares of common stock at an offering price of $5.00 per share and received gross proceeds of $10,000. The Company issued to the underwriters of the offering warrants to purchase up to a total of 100,000 shares of the Company’s common stock at an exercise price of $6.25 per share. The warrants expire on October 24, 2017. In connection with the closing of the public offering, each series of the Company’s then outstanding Preferred Stock was automatically converted into shares of the Company’s common stock.

On June 1, 2013, the Company entered into a business advisory services agreement with an unrelated party, which included as compensation the issuance of a warrant to purchase 20,000 shares of the Company’s common stock (the “Warrant”). The Warrant vests quarterly, over a twelve-month period beginning September 1, 2013. The strike price for the first set of 5,000 shares to vest is $5.00 per share, the strike price for the second set of 5,000 shares to vest is $5.25 per share, the strike price for the third set of 5,000 shares to vest is $5.50 per share and the strike price for the fourth set of 5,000 shares to vest is $5.75 per share. Should the agreement be terminated prior to the complete vesting of the Warrant, the vesting ceases on the date on which notice of termination is given. The Warrant expires on May 31, 2016.

Preferred Stock Dividends

Prior to its conversion on October 31, 2012, the Company’s outstanding shares of Preferred Stock accrued cumulative dividends, which were paid quarterly on the first day of June, September, December and March, with the exception of the last dividends, which were paid upon conversion on October 31, 2012. The dividend rate for the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum of the original issue price of the Preferred Stock. The dividends for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were paid in the number of shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.

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

Paid dividends for the three and six months ended September 30, 2012 were $856 and $2,059, respectively, and accrued and unpaid dividends as of September 30, 2012 were $436.

On October 31, 2012, all of the Company’s then outstanding shares of Preferred Stock, including accrued and unpaid dividends, were converted into 5,525,015 shares of the Company’s common stock.

Warrants Outstanding

At September 30, 2013, there were warrants to purchase an aggregate of 343,478 shares of common stock outstanding, of which 328,478 were fully exercisable, as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)			Expiration Date
205,978/205,978		$11.86		December 15, 2013
6,250/6,250		$11.86		October 13, 2014
7,500/7,500		$19.98		June 10, 2014
3,750/3,750		$17.33		May 13, 2015
20,000/5,000	$5.00	to	$5.75	May 31, 2016
100,000/100,000		$6.25		October 24, 2017

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

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010. The Company did not grant any additional options under the Amended Share Option Plan after the adoption of the 2009 Stock Plan.

On September 24, 2013, the Company’s stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 187,500 to 1,687,500 and to increase the number of shares of the Company’s common stock relating to awards under that plan that any single participant may receive in any calendar year from 20,000 to 500,000.

At September 30, 2013, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and the 2009 Stock Plan may not exceed an aggregate of 1,689,759 shares. This amount consists of 1,687,500 shares under the 2009 Stock Plan and 2,259 shares under the Amended Share Option Plan, the number of shares issuable under remaining outstanding options under the Amended Share Option Plan on that date. The options granted under the plans, except as described below, generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

In June 2013, the Board of Directors approved a grant of options to purchase a total of 797,000 shares of the Company’s common stock to the members of the Board of Directors and certain officers, with an exercise price of $5.00. The options vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. In addition, the Board of Directors also approved grants of options to purchase a total of 275,000 shares of the Company’s common stock to certain non-officer employees, with an exercise price of $3.44. Those options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. The grant date fair value of these option awards to be recognized as stock compensation expense was $1,401, of which $114 and $355 was recorded for the three and six months ended September 30, 2013, respectively.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the six months ended September 30, 2013 was as follows:

	Six months ended September 30, 2013
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2013	146,878	$24.22
Granted	1,072,000	4.60
Exercised	—	—
Forfeited	(24,964)	14.68
Outstanding at end of period	1,193,914	$6.80

At September 30, 2013, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan was 1,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at September 30, 2013, was as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$ 3.44	—	7.50	1,070,750	6.1	3,333	3.9
$ 7.51	—	26.99	113,694	2.5	84,655	2.5
$ 27.00	—	124.00	9,470	1.2	8,616	1.0
			1,193,914	5.7	96,604	2.4

The weighted average exercise price of options exercisable at September 30, 2013, was $25.71.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to the Board of Directors in fiscal 2014, to officers in fiscal 2014, to non-officer employees in fiscal 2014 and to all grantees in fiscal 2013 assumed discount rates of approximately 2.11%, 1.51%, 0.71% and 0.35%, respectively, volatility of approximately 57%, 55%, 49% and 62%, respectively, and expected terms of approximately seven years, approximately four and half years, approximately three years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The Company recorded stock compensation cost of $255 and $181 for the three months ended September 30, 2013 and 2012, respectively, and $644 and $367 for the six months ended September 30, 2013 and 2012, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2013 was zero, as the fair value of the Company’s common stock was less than the exercise prices of the options. The future compensation expense to be recognized for unvested option grants at September 30, 2013 was $1,359, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan, which was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009. The offering price per common share and number of common shares purchased for the periods ended September 30, 2013 and 2012 are as follows:

	Six Months Ended September 30,
	2013	2012
Offering Price per Common Share	$3.69	$22.23
Common Shares Purchased	8,368	674

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. General administration expense includes an expense of $15 for the three months ended September 30, 2013 and 2012, respectively, and $30 for the six months ended September 30, 2013 and 2012 respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. General administration expense includes an expense of $50 and $38 for the three months ended September 30, 2013 and 2012, respectively, and $100 and $76 for the six months ended September 30, 2013 and 2012, respectively, for these fees.

During the six months ended September 30, 2012, the Company purchased approximately $186 of components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. During the six months ended September 30, 2013, the Company did not purchase any components from Ember Industries.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States and Canada accounted for approximately 69% and 10%, respectively, of the Company’s total revenue for the three months ended September 30, 2013. The United States accounted for approximately 69% of the Company’s total revenue for the six months ended September 30, 2013. The United States accounted for approximately 80% of the Company’s total revenue for the three months ended September 30, 2012. The United States and Canada accounted for approximately 69% and 16%, respectively, of the Company’s total revenue for the six months ended September 30, 2012.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue by country:
United States	$5,072	$5,983	$9,182	$12,039
Canada	719	328	962	2,782
Other	1,612	1,162	3,115	2,602
	$7,403	$7,473	$13,259	$17,423

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended September 30, 2013, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the six months ended September 30, 2013, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended September 30, 2012, the Company had one customer located in the United States who accounted for more than 10% of total revenue. For the six months ended September 30, 2012, the Company had two customers located in the United States and Canada who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2013	$7.4	2	33%
September 30, 2012	$7.5	1	61%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2013	$13.3	2	35%
September 30, 2012	$17.4	2	60%

At September 30, 2013, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2013	$5.5	2	43%

The Company relies on a single supplier for the majority of its finished goods. At September 30, 2013 and 2012, the Company owed this supplier $1,373 and $1,448, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2013 and 2012.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014. Rent expense for the three months ended September 30, 2013 and 2012, was $62 and $68, respectively. Rent expense for the six months ended September 30, 2013 and 2012, was $108 and $131, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2014	$132
2015	124
2016	16
$272

b)	Purchase commitment

At September 30, 2013, the Company had purchase obligations in fiscal 2014 of approximately $18,373 related to inventory and product development items.

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

During the six months ended September 30, 2013, the settlement amount of $694 was recorded as other income.

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

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer, or PC, systems. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and WiFi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

Our revenue has been derived through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We are dependent upon the market acceptance of our iX104 systems. Our iX104C5, or C5, introduced what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water. The C5 family also features an Intel® Core™ i7 processor and Windows® 7 operating system. Our specially designed AllVueTM screen is viewable in challenging lighting conditions, including direct sunlight and dimly lit environments, and also features a superior screen contrast ratio of 600:1.

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and have received favorable responses from our end user customers, based on revenue growth of approximately 11% and approximately 55% for fiscal years 2013 and 2012, respectively. Since the iX104C5 launch, we have announced the receipt of significant orders from a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our revenues. However, the timing of large orders such as these, and the related shipping dates of the products, creates variability in our business. Our revenue for the three and six months ended September 30, 2013 was approximately 1% and 24%, respectively, less than the same periods in our prior fiscal year, in which shipments to the major U.S. telecommunications provider accounted for approximately 61% and 48%, respectively, of the prior year period revenue, as compared to approximately 23% and 20%, respectively, in the current year period. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will grow our year-over-year revenues.

We currently compete in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104C5 product, which weighs approximately 5.4 pounds. To broaden the market for our products and revenue growth opportunities we are developing multiple new fully-rugged tablets that are lighter and less expensive, which will allow us to compete in significantly larger market segments than our current offerings. On July 10, 2013, we announced the first of these tablets with the launch of RangerX, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. We believe RangerX and our other new tablets under development will significantly broaden our addressable markets.

In the fall of 2012, we received gross proceeds of $10 million from an underwritten public offering of two million shares of our common stock, which resulted in the automatic conversion of each series of our outstanding preferred stock into shares of our common stock. We believe these actions strengthened our financial position. Although we generated net cash from operations for the year ended March 31, 2013, we intend to use the net proceeds from the offering for the product development efforts described above, as well as to expand our sales and marketing efforts to generate more awareness of our products and deepen our sales penetration into new markets. Consequently, our operating expenses increased, and we expect them to increase further in the future. We currently estimate that development of our other tablets will be completed, and the products launched, during 2014.

Looking forward, our strategy is to build increased marketplace awareness of our iX104 and new product families, in an effort that we believe will enable us to increase our revenue and to expand our market share.

You should read the following discussion and analysis in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q.

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our audited Annual Consolidated Financial Statements as of and for the years ended March 31, 2013 and 2012 included in our annual report on Form 10-K filed with the SEC on June 26, 2013. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal.

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

Warranty Reserves. We make provisions for warranties at the time of sale, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. Warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by our primary contract manufacturer, Wistron Corporation; however, we also provide the coverage on some of our obligations, for which we establish related reserves at the time of sale. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and six months ended September 30, 2013 based on an average volatility of a set of companies considered comparable to the Company. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three and six months ended September 30, 2013 and 2012, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Three and Six Months Ended September 30, 2013 vs. Three and Six Months Ended September 30, 2012

Revenue. Total revenue for the three months ended September 30, 2013, was $7,403,000, as compared to $7,473,000 for the three months ended September 30, 2012, a decrease of $70,000, or approximately 1%. A decrease in unit sales accounted for a decrease in revenue of approximately 5% for the three months ended September 30, 2013, compared to the prior year period. The decrease in unit sales was partially offset by an increase in our average sales price of approximately 4% due to favorable changes in the product mix sold. Excluding shipments to a major U.S. telecommunications provider, which accounted for approximately 23% of revenue in the current year period and approximately 61% of revenue in the prior year period, revenue for the three months ended September 30, 2013, increased by $2,844,000, or approximately 98%. Total revenue for the six months ended September 30, 2013 was $13,259,000, as compared to $17,423,000 for the six months ended September 30, 2012, a decrease of $4,164,000, or approximately 24%. A decrease in unit sales accounted for a decrease in revenue of approximately 26% for the six months ended September 30, 2013, compared to the six months ended September 30, 2012. The decrease in unit sales was partially offset by an increase in our average sales price of approximately 2%. Excluding shipments to a major U.S. telecommunications provider, which accounted for approximately 20% of revenue in the current year period and approximately 48% of revenue in the prior year period, revenue for the three months ended September 30, 2013, increased by $1,648,000, or approximately 18%.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. The United States and Canada accounted for approximately 69% and 10%, respectively, of our total revenue for the three months ended September 30, 2013. The United States accounted for approximately 80% of our total revenue for the three months ended September 30, 2012. The United States accounted for approximately 69% of our total revenue for the six months ended September 30, 2013. The United States and Canada accounted for approximately 69% and 16%, respectively, of our total revenue for the six months ended September 30, 2012.

We have a number of customers and, in any given period, a single customer can account for a significant portion of our sales. For the three months ended September 30, 2013, we had two customers located in the United States who accounted for approximately 33% of our revenue. For the six months ended September 30, 2013, we had two customers located in the United States who accounted for approximately 35% of our revenue. For the three months ended September 30, 2012, we had one customer located in the United States who accounted for approximately 61% of our revenue. For the six months ended September 30, 2012, we had one customer located in the United States who accounted for approximately 48% of our revenue and one customer located in Canada who accounted for approximately 12% of our revenue. At September 30, 2013, we had two customers with accounts receivable balances that totaled approximately 43% of our outstanding receivables. At September 30, 2012, we had two customers with accounts receivable balances that totaled approximately 74% of our outstanding receivables, all of which were subsequently collected.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2013, was $4,742,000, compared to $5,167,000 for the three months ended September 30, 2012, a decrease of $425,000, or approximately 8%. A decrease in unit sales accounted for a decrease of approximately 5% in cost of revenue, along with a decrease in average unit cost of approximately 3% due to changes in the product mix sold. Total cost of revenue for the six months ended September 30, 2013 was $8,357,000, compared to $11,812,000 for the six months ended September 30, 2012, a decrease of $3,455,000, or approximately 29%. A decrease in unit sales accounted for a decrease of approximately 26% in cost of revenue, along with a decrease in average unit cost of approximately 3%.

We rely on a single supplier for the majority of our finished goods. The inventory purchases and engineering services from this supplier for the six months ended September 30, 2013 and 2012 were $7,123,000 and $9,644,000, respectively. At September 30, 2013 and 2012, we owed this supplier $1,373,000 and $1,448,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $355,000 to $2,661,000 (35.9% of revenue) for the three months ended September 30, 2013, from $2,306,000 (30.9% of revenue) for the three months ended September 30, 2012. The increase in gross profit for the three months ended September 30, 2013 was due primarily to a more favorable product mix. Total gross profit decreased by $709,000 to $4,902,000 (37.0% of revenue) for the six months ended September 30, 2013, from $5,611,000 (32.2% of revenue) for the six months ended September 30, 2012. The decrease in gross profit for the six months ended September 30, 2013 was due primarily to the decrease in unit sales, partially offset by an increase in gross profit margin due to a more favorable product mix.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended September 30, 2013, were $1,546,000, compared to $855,000 for the three months ended September 30, 2012. The increase of $691,000, or approximately 81%, is consistent with our previously announced plans to generate more awareness of our products through expanded sales and marketing initiatives. This increase was due primarily to an increase in costs of $272,000 related to the hiring of new sales and marketing personnel, an increase in marketing expenses of $224,000 associated with lead generation activities, an increase in demonstration unit related expenses of $89,000, mostly related to the launch of our new, lighter weight rugged tablet, the RangerX, on July 10, 2013, and an increase in travel related expenses of $101,000. Sales, marketing and support expenses for the six months ended September 30, 2013, were $2,821,000, compared to $1,818,000 for the six months ended September 30, 2012, an increase of $1,003,000, or approximately 55%. This increase was due primarily to an increase in headcount related costs of $340,000, an increase in marketing expense of $299,000, an increase in demonstration units of $174,000, an increase in travel related expenses of $174,000, and an increase in office related expenses of $16,000.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended September 30, 2013, were $997,000, compared to $363,000 for the three months ended September 30, 2012. The increase of $634,000, or approximately 175%, is consistent with our previously announced plans to develop new products to broaden our addressable markets. In the current fiscal year, we are developing three new products, the first of which is our lighter weight rugged Android tablet, the Ranger X, which was launched on July 10, 2013. We did not have any major development projects in the prior fiscal year. The increase in these expenses was due primarily to an increase in product development costs of $466,000 associated with three new products and an increase in headcount related expenses of $168,000 for new engineering personnel. Product research, development and engineering expenses for the six months ended September 30, 2013, were $1,964,000, an increase of $1,050,000, or approximately 115%, compared to $914,000 for the six months ended September 30, 2012. The increase was primarily due to an increase in product development costs of $812,000 and an increase in headcount related expenses of $243,000, offset by a reduction in office related expenses of $5,000.

General Administration Expenses. General administration expenses for the three months ended September 30, 2013, were $1,013,000, compared to $804,000 for the three months ended September 30, 2012, an increase of $209,000, or approximately 26%. The increase consists of an increase in headcount related expense of $167,000 primarily from new headcount and the accrual of certain incentive compensation, an increase in stock-based compensation of $55,000 associated with the June 2013 option grants described below, and an increase in other various expenses totaling $24,000, partially offset by a decrease in professional fees of $37,000, primarily legal related. General administration expenses for the six months ended September 30, 2013, were $2,040,000, compared to $1,690,000 for the six months ended September 30, 2012, an increase of $350,000, or approximately 21%. The increase was primarily due to an increase in stock-based compensation of $245,000 associated with the June 2013 option grants, an increase in headcount related expenses of $84,000, an increase in professional fees of $23,000, primarily investor relations related, and an increase in other various expenses totaling $12,000, partially offset by a decrease in information system expenses of $14,000 due to a system upgrade in the prior year.

For the three months ended September 30, 2013 and 2012, the fair value of employee stock-based compensation expense was $255,000 and $181,000, respectively. In June 2013, our board of directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to members of our board of directors and certain of our executive officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. In addition, our board of directors also approved grants of options to purchase 275,000 shares of our common stock to certain non-officer employees, with an exercise price of $3.44. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. We recorded stock-based compensation expense related to these grants of $114,000 and $355,000, respectively, during the three and six months ended September 30, 2013. For the six months ended September 30, 2013 and 2012, the recorded employee stock-based compensation expense was $644,000 and $367,000, respectively. The fluctuation in this expense is attributable to the timing of the granting of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2013 and 2012 were $188,000 and $121,000, respectively. Depreciation and amortization expenses for the six months ended September 30, 2013 and 2012 were $313,000 and $251,000, respectively. The increase in depreciation expense is principally due to the increase of depreciation expense for the RangerX and C5 demonstration units of $51,000 and $56,000, respectively, along with an increase in tooling amortization associated with our new RangerX and C5 Tablet PC of approximately $14,000 and $1,000, respectively, for the three and six months ended September 30, 2013, as compared to the same periods in the prior year. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended September 30, 2013, was $1,000, compared to $2,000 for the three months ended September 30, 2012, a decrease of $1,000. Interest expense for the six months ended September 30, 2013, was $3,000, compared to $64,000 for the six months ended September 30, 2012, a decrease of $61,000. The decrease was principally attributable to the elimination of discount fees of 0.52% charged under our credit facility on eligible receivables arising from North American revenue prior to June 29, 2012, when the agreement related to our credit facility was amended to eliminate the discount fee.

Other Income/Expense. Other expense for the three months ended September 30, 2013, was $10,000, compared to $5,000 for the three months ended September 30, 2012. Other income for the six months ended September 30, 2013, was $664,000, resulting from a litigation settlement payment to us referenced below, compared to other expense of $29,000 for the six months ended September 30, 2012.

On May 3, 2013, we entered into a Full and Final Mutual Release and a Minutes of Settlement, which we refer to collectively as the Settlement Agreement, with Deloitte LLP, formerly Deloitte & Touche LLP, or Deloitte. Under the terms of the Settlement Agreement, Deloitte made a payment to us in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by us, and we agreed to destroy certain confidential information in our possession, as well as the possession of our expert witness in the proceeding.

During the six months ended September 30, 2013, we recorded the settlement amount of $694,000 as other income.

Income Taxes. The income tax benefit of $12,000 during the three and six months ended September 30, 2013, is a result of a true-up of the accrual of income tax expense of $35,000 for our fiscal year 2013 to reflect the amount of such taxes reflected in the actual return filed for that fiscal year.

Net Income (Loss). Our net loss for the three months ended September 30, 2013, was $894,000, as compared to net income of $277,000 for the three months ended September 30, 2012, a decrease in income of $1,171,000. The decrease was primarily due to an increase in operating expenses, partially offset by an increase in gross profit. The net loss for the six months ended September 30, 2013, was $1,250,000, as compared to net income of $1,096,000 for the six months ended September 30, 2012, a decrease in net income of $2,346,000. The decrease was due to a decrease in revenue and an increase in operating expenses, partially offset by other income of $664,000.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2013, was $894,000, compared to $597,000 for the three months ended September 30, 2012, an increase of $297,000. Net loss attributable to common stockholders for the six months ended September 30, 2013 was $1,250,000, compared to $915,000 for the six months ended September 30, 2012, an increase of $335,000. These increases were primarily due to the net loss for the current year periods, as compared to net income in the prior year periods, partially offset by dividends attributable to our outstanding preferred stock in the prior year periods that were not applicable in the current year periods. In connection with the closing of the public offering of our common stock on October 31, 2012, each series of our outstanding preferred stock was automatically converted into shares of our common stock. The dividends attributable to these shares for the three and six months ended September 30, 2012, were $874,000 and $2,011,000, respectively. The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, which were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the ten trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of September 30, 2013, our working capital was $13,994,000 and our cash and cash equivalents were $7,638,000.

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

As of November 12, 2013, we had no borrowings outstanding under the ARPA.

We believe that our current cash and cash flow from operations, including remaining proceeds from our public offering that was completed in October 2012, together with our borrowing capacity under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$(2,271,000)	$(178,000)	$(2,104,000)	$2,657,000
Net cash used in investing activities	(389,000)	(259,000)	(557,000)	(411,000)
Net cash provided by financing activities	19,000	15,000	19,000	26,000
Cash and cash equivalents	7,638,000	2,471,000	7,638,000	2,471,000

Our operating activities used $2,271,000 of net cash for the three months ended September 30, 2013, as compared to $178,000 of net cash used by operating activities for the three months ended September 30, 2012, an increase of $2,093,000. The increase in net cash used by operating activities was due to an unfavorable variance resulting from the timing of accounts receivable billings and collections of $1,344,000, an unfavorable variance in net income (loss), net of items not affecting cash, of $1,020,000, and an unfavorable increase in the use of cash arising from the timing of accounts payable of $1,035,000, offset by a favorable reduction in prepaid expenses and other current assets of $1,139,000, along with a favorable decrease in cash used to purchase inventory of $167,000. Our operating activities used $2,104,000 of net cash for the six months ended September 30, 2013, as compared to $2,657,000 of net cash provided by operating activities for the six months ended September, 30, 2012, an unfavorable difference of $4,761,000. The increase in net cash used by operating activities was primarily due to an unfavorable variance resulting from the timing of accounts receivable billings and collections of $5,579,000, an unfavorable variance in net income (loss), net of items not affecting cash, of $2,012,000, and an unfavorable increase in the net use of cash for inventory of $29,000, partially offset by a favorable decrease in the use of cash arising from the timing of accounts payable of $1,633,000, and a favorable reduction in prepaid expenses and other current assets of $1,226,000.

Net cash used in investment activities for the six months ended September 30, 2013, consists of investments in tooling costs of $318,000, investments in demonstration units of $197,000 and investments in computer equipment of $42,000. Net cash used in investment activities for the six months ended September 30, 2012, consists of investments in tooling costs of $259,000, investments in demonstration units of $125,000 and $27,000 for investments in a new phone system and other assets.

Our financing activities provided $19,000 of net cash for the three months ended September 30, 2013, as compared to $15,000 of net cash provided by financing activities for the three months ended September 30, 2012. For the six months ended September 30, 2013, our financing activities provided $19,000 of net cash, as compared to $26,000 of net cash for the six months ended September 30, 2012. Net cash provided by financing activities for the three and six months ended September 30, 2013 and 2012, consisted solely of proceeds from the issuance of capital stock through our employee stock purchase plan.

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

During the three months ended September 30, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended September30, 2013, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2013, we had two customers located in the United States who accounted for approximately 33% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: November 12, 2013	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)