Form 10-Q
period 2013-12-31
XPLORE TECHNOLOGIES CORP
filed 2014-02-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 31, 2013, the registrant had 8,400,539 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,302	$10,280
Accounts receivable, net	10,738	5,046
Inventory, net	7,427	3,836
Prepaid expenses and other current assets	446	352
Total current assets	23,913	19,514
Fixed assets, net	1,004	697
	$24,917	$20,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,806	$4,689
Total current liabilities	8,806	4,689

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000 and none, respectively; shares issued none and none, respectively	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,398 and 8,389, respectively	8	8
Additional paid-in capital	154,553	153,604
Accumulated deficit	(138,450)	(138,090)
	16,111	15,522
	$24,917	$20,211

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenue	$13,981	$5,927	$27,240	$23,350
Cost of revenue	9,136	3,864	17,493	15,676
Gross profit	4,845	2,063	9,747	7,674

Expenses:
Sales, marketing and support	1,675	1,022	4,496	2,840
Product research, development and engineering	1,360	695	3,324	1,609
General administration	917	965	2,957	2,655
	3,952	2,682	10,777	7,104
Income (loss) from operations	893	(619)	(1,030)	570

Other income (expense):
Interest expense	—	(1)	(3)	(65)
Other	(3)	(6)	661	(35)
	(3)	(7)	658	(100)
Income (loss) before income taxes	890	(626)	(372)	470
Income tax benefit	—	—	12	—
Net income (loss)	$890	$(626)	$(360)	$470

Dividends attributable to Preferred Stock	—	(281)	—	(2,292)
Net income (loss) attributable to common stockholders	890	(907)	(360)	(1,822)
Income (loss) per common share	0.11	(0.11)	(0.04)	0.20
Dividends attributable to Preferred Stock	—	(0.05)	—	(0.97)
Net income (loss) per share attributable to common stockholders, basic and fully diluted	$0.11	$(0.16)	$(0.04)	$(0.77)
Weighted average number of common shares outstanding, basic	8,397,695	5,816,851	8,393,832	2,372,678
Weighted average number of common shares outstanding, fully diluted	8,414,312	5,816,851	8,393,832	2,372,678

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$890	$(626)	$(360)	$470
Items not affecting cash:
Depreciation and amortization	217	129	530	380
Allowance for doubtful accounts	(3)	11	(5)	14
Stock-based compensation expense	266	164	910	531
Equity issued in exchange for services	8	—	8	—

Changes in operating assets and liabilities:
Accounts receivable	(5,229)	(118)	(5,687)	5,003
Inventory	(3,211)	449	(3,591)	98
Prepaid expenses and other current assets	(215)	977	(94)	(128)
Accounts payable and accrued liabilities	5,209	(757)	4,117	(3,482)
Net cash provided by (used in) operating activities	(2,068)	229	(4,172)	2,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(280)	(238)	(837)	(649)
Net cash used in investing activities	(280)	(238)	(837)	(649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	—	—	9,455
Repayment of short-term indebtedness	—	—	—	(9,455)
Net proceeds from issuance of Common Stock	12	7,856	31	7,882
Net cash provided by financing activities	12	7,856	31	7,882

CHANGE IN CASH AND CASH EQUIVALENTS	(2,336)	7,847	(4,978)	10,119
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,638	2,471	10,280	199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,302	$10,318	$5,302	$10,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$—	$1	$3	$65
Payments for (refunds of) income taxes	$(12)	$—	$24	$—
Payments of liabilities through issuance of stock	$—	$—	$—	$204
Preferred Stock dividends issued in the form of stock	$—	$717	$—	$2,776

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. The Company’s customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

At December 31, 2013, the Company had cash and cash equivalents of approximately $5,302, working capital of approximately $15,107 and total equity of approximately $16,111. The Company had cash flows from operations for the year ended March 31, 2013 of approximately $2,991. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

3. INVENTORY

	December 31, 2013	March 31, 2013
Finished goods	$5,969	$2,437
Computer components	1,458	1,399
Total inventory	$7,427	$3,836

4. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic earnings (loss) per share attributable to common stockholders has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended December 31, 2013 is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, which were 16,617 shares related to dilutive options and warrants for the three months ended December 31, 2013. The effects of the options granted under the Company’s option plans, the exercise of outstanding options, the exercise of outstanding warrants and the conversion of the Company’s convertible Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock prior to their actual conversion on October 31, 2012 were excluded from the loss per share attributable to common stockholders calculations for the nine months ended December 31, 2013 and 2012 and the three months period ended December 31, 2012 as their inclusion is anti-dilutive. Accordingly, diluted loss per share attributable to common stockholders has not been presented for these periods.

The following securities were not considered in the earnings (loss) per share attributable to common stockholders calculations for the following periods:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	Three and Nine Months Ended December 31, 2012
Warrants	137,500	137,500	529,731
Options	1,053,022	1,293,022	150,089
	1,190,522	1,430,522	679,820

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On December 31, 2013, there were no borrowings under the ARPA.

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

Paid dividends for the three and nine months ended December 31, 2012 were $717 and $2,776, respectively.

On October 31, 2012, all of the Company’s then outstanding shares of Preferred Stock, including accrued and unpaid dividends, were converted into 5,525,015 shares of the Company’s common stock.

Warrants Outstanding

At December 31, 2013, there were warrants to purchase an aggregate of 137,500 shares of common stock outstanding, of which 127,500 were fully exercisable, as detailed in the table below:

Number of Warrants/Number Exercisable			Exercise Price (1)			Expiration Date
6,250	/	6,250		$11.86		October 13, 2014
7,500	/	7,500		$19.98		June 10, 2014
3,750	/	3,750		$17.33		May 13, 2015
20,000	/	10,000	$5.00	to	$5.75	May 31, 2016
100,000	/	100,000		$6.25		October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

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

In June 2013, the Board of Directors approved a grant of options to purchase a total of 797,000 shares of the Company’s common stock to the members of the Board of Directors and certain officers, with an exercise price of $5.00. The options vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. In addition, the Board of Directors also approved grants of options to purchase a total of 275,000 shares of the Company’s common stock to certain non-officer employees, with an exercise price of $3.44. Those options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. The grant date fair value of these option awards to be recognized as stock compensation expense was $1,401, of which $107 and $462 was recorded for the three and nine months ended December 31, 2013, respectively.

In November 2013, the Board of Directors approved a grant of options to purchase a total of 185,000 shares of the Company’s common stock to three new employees, of which options to purchase 175,000 shares were granted to two new officers of the Company, with an exercise price of $4.66. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair value of these option awards to be recognized as stock compensation expense was $289.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the nine months ended December 31, 2013 was as follows:

	Nine months ended December, 2013
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2013	146,878	$24.22
Granted	1,257,000	4.61
Exercised	—	—
Forfeited	(110,856)	8.28
Outstanding at end of period	1,293,022	$6.52

At December 31, 2013, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan was 1,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at December 31, 2013, was as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44	—	7.50	1,177,750	5.7	270,250	6.3
$7.51	—	26.99	105,802	2.3	78,471	2.3
$27.00	—	124.00	9,470	1.0	8,616	0.7
			1,293,022	5.4	357,337	5.3

The weighted average exercise price of options exercisable at December 31, 2013 was $10.26.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to the Board of Directors in June 2013, to officers in June 2013, to other grantees in fiscal 2014 and to all grantees in fiscal 2013 assumed discount rates of approximately 2.11%, 1.51%, 0.71% and 0.35%, respectively, volatility of approximately 57%, 55%, 49% and 62%, respectively, and expected terms of approximately seven years, approximately four and half years, approximately three years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The Company recorded stock compensation cost of $266 and $164 for the three months ended December 31, 2013 and 2012, respectively, and $910 and $531 for the nine months ended December 31, 2013 and 2012, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2013 was $333, based upon the fair value of the Company’s common stock on that date of $6.25, which was greater than the exercise prices of certain options. The future compensation expense to be recognized for unvested option grants at December 31, 2013 was $1,280, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan, which was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009. The offering price per common share and number of common shares purchased for the nine months ended December 31, 2013 and 2012 are as follows:

	Nine Months Ended December 31,
	2013	2012
Offering Price per Common Share	$3.69	$22.23
Common Shares Purchased	11,176	674

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2013. General administration expense includes an expense of $21 and $15 for the three months ended December 31, 2013 and 2012, respectively, and $51 and $45 for the nine months ended December 31, 2013 and 2012 respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. General administration expense includes an expense of $50 and $38 for the three months ended December 31, 2013 and 2012, respectively, and $150 and $113 for the nine months ended December 31, 2013 and 2012, respectively, for these fees.

During the nine months ended December 31, 2013 and 2012, the Company purchased approximately $76 and $231, respectively, of components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 80% of the Company’s total revenue for the three months ended December 31, 2013. The United States accounted for approximately 75% of the Company’s total revenue for the nine months ended December 31, 2013. The United States, Germany and England accounted for approximately 51%, 13% and 10%, respectively, of the Company’s total revenue for the three months ended December 31, 2012. The United States and Canada accounted for approximately 65% and 14%, respectively, of the Company’s total revenue for the nine months ended December 31, 2012.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenue by country:
United States	$11,122	$3,044	$20,304	$15,083
Canada	474	377	1,436	3,159
Germany	795	754	1,797	1,621
England	114	610	800	956
Other	1,476	1,142	2,903	2,531
	$13,981	$5,927	$27,240	$23,350

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended December 31, 2013, the Company had three customers located in the United States who accounted for more than 10% of total revenue. For the nine months ended December 31, 2013, the Company had three customers located in the United States who accounted for more than 10% of total revenue. For the three months ended December 31, 2012, the Company had two customers located in the United States and one customer located in Germany who accounted for more than 10% of total revenue. For the nine months ended December 31, 2012, the Company had one customer located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2013	$14.0	3	57%
December 31, 2012	$5.9	3	38%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2013	$27.2	3	39%
December 31, 2012	$23.4	1	36%

At December 31, 2013, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2013	$10.7	2	57%

The receivables representing 57% of the accounts receivable balance at December 31, 2013 were subsequently collected.

The Company relies on two suppliers for the majority of its finished goods. The suppliers also provide the Company with engineering services related to product development. At December 31, 2013 and 2012, the Company owed these suppliers $5,933 and $1,302, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2013 and 2012.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2014. Rent expense for the three months ended December 31, 2013 and 2012, was $62 and $64, respectively. Rent expense for the nine months ended December 31, 2013 and 2012, was $170 and $195, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2014	$65
2015	124
2016	16
$205

b)            Purchase commitment

At December 31, 2013, the Company had purchase obligations for fiscal 2014 of approximately $18,256 related to inventory and product development items.

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

During the nine months ended December 31, 2013, the settlement amount of $694 was recorded as other income.

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

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer, or PC, systems. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We are dependent upon the market acceptance of our iX104 systems. Our iX104C5, or C5, introduced what we believe are “industry firsts” and differentiating features, including a tool-less removable dual solid state drive module, tool-less access to the SIM and MicroSD ports and an ingress protection rating of IP 67 for submersion in water. The C5 family also features an Intel® Core™ i7 processor and Windows® 7 operating system. Our specially designed AllVueTM screen is viewable in challenging lighting conditions, including direct sunlight and dimly lit environments, and also features a superior screen contrast ratio of 600:1.

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and have received favorable responses from our end user customers, based on annual revenue growth of approximately 11% and approximately 55% for fiscal years 2013 and 2012, respectively. Since the iX104C5 launch, we have announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our annual revenue.

Historically, we have competed in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104C5 product, which weighs approximately 5.4 pounds. To broaden the market for our products and increase our revenue growth opportunities, we are developing multiple new fully-rugged tablets that are lighter and less expensive than the iX104C5, which will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2013, we announced the first of these tablets with the launch of RangerX, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. The RangerX uniquely offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, the RangerX, eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013. We believe RangerX and our other new tablets under development will significantly broaden our addressable markets.

The timing of the aforementioned large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will continue to grow our year-over-year revenues. Our year-to-date revenue for the nine months ended December 31, 2013 was approximately 17% higher than the same period in our prior fiscal year.

In the fall of 2012, we received gross proceeds of $10 million from an underwritten public offering of two million shares of our common stock, which resulted in the automatic conversion of each series of our outstanding preferred stock into shares of our common stock. We believe these actions strengthened our financial position. We generated net cash from operations for the year ended March 31, 2013. However, we intend to use the net proceeds from the offering for the product development efforts described above, as well as to expand our sales and marketing efforts to generate more awareness of our products and deepen our sales penetration into new markets. Consequently, our operating expenses have increased, and we expect them to increase further in the future. As a result, we may not generate net cash from operations in the current fiscal year. We currently estimate that development of our other new tablets will be completed, and the products launched, during 2014.

Looking forward, our strategy is to build increased marketplace awareness of our iX104, RangerX and new product families, in an effort that we believe will enable us to increase our revenue and to expand our market share.

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

Income Taxes. We have a significant valuation allowance that we intend to maintain until it is more likely than not that our deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. Changes in the tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and nine months ended December 31, 2013 based on an average volatility of a set of companies considered comparable to the Company. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three and nine months ended December 31, 2013 and 2012, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Three and Nine Months Ended December 31, 2013 vs. Three and Nine Months Ended December 31, 2012

Revenue. Total revenue for the three months ended December 31, 2013, was $13,981,000, as compared to $5,927,000 for the three months ended December 31, 2012, an increase of $8,054,000, or approximately 136%. Sales of our new RangerX Android tablet, which was launched in the current year, accounted for approximately 50% of the increase in revenue over the prior year. When excluding the RangerX sales, an increase in iX104 unit sales, primarily associated with the aforementioned large orders, accounted for approximately 64% of the increase in revenue for the three months ended December 31, 2013, compared to the prior year period and an increase in our iX104 average sales price due to changes in the product mix sold accounted for approximately 4% of the increase in revenue for the three months ended December 31, 2013, compared to the prior year period. Total revenue for the nine months ended December 31, 2013 was $27,240,000, as compared to $23,350,000 for the nine months ended December 31, 2012, an increase of $3,890,000, or approximately 17%. The increase was primarily due to sales of our new RangerX Android tablet launched in the current year.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. The United States accounted for approximately 80% of our total revenue for the three months ended December 31, 2013. The United States, Germany and England accounted for approximately 51%, 13%, and 10%, respectively, of our total revenue for the three months ended December 31, 2012. The United States accounted for approximately 75% of our total revenue for the nine months ended December 31, 2013. The United States and Canada accounted for approximately 65% and 14%, respectively, of our total revenue for the nine months ended December 31, 2012.

We have a number of customers and, in any given period, a single customer may account for a significant portion of our sales. For the three months ended December 31, 2013, we had three customers located in the United States who accounted for approximately 57% of our revenue. For the nine months ended December 31, 2013, we had three customers located in the United States who accounted for approximately 39% of our revenue. For the three months ended December 31, 2012, we had two customers located in the United States and one customer located in Germany who accounted for approximately 27% and 11%, respectively, of our revenue. For the nine months ended December 31, 2012, we had one customer located in the United States who accounted for approximately 36% of our revenue. At December 31, 2013, we had two customers with accounts receivable balances that totaled approximately 57% of our outstanding receivables. At December 31, 2012, we had two customers with receivable balances that totaled approximately 40% of our outstanding receivables, all of which were subsequently collected.

Cost of Revenue. Total cost of revenue for the three months ended December 31, 2013, was $9,136,000, compared to $3,864,000 for the three months ended December 31, 2012, an increase of $5,272,000, or approximately 136%. The increase was due to the increase in revenue of approximately 136%. Total cost of revenue for the nine months ended December 31, 2013 was $17,493,000, compared to $15,676,000 for the nine months ended December 31, 2012, an increase of $1,817,000, or approximately 12%. The increase in cost of revenue in the current year was due to the increase in revenue of approximately 17%, which was partially offset by a more favorable product mix.

We rely on two suppliers for the majority of our finished goods. The inventory purchases and engineering services from these suppliers for the nine months ended December 31, 2013 and 2012 were $18,683,000 and $12,094,000, respectively. At December 31, 2013 and 2012, we owed the suppliers $5,933,000 and $1,302,000, respectively, which amounts are recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $2,782,000 to $4,845,000 (34.7% of revenue) for the three months ended December 31, 2013, from $2,063,000 (34.8% of revenue) for the three months ended December 31, 2012. The increase in gross profit for the three months ended December 31, 2013 was due primarily to an increase in revenue and unit sales. Total gross profit increased by $2,073,000 to $9,747,000 (35.8% of revenue) for the nine months ended December 31, 2013, from $7,674,000 (32.9% of revenue) for the nine months ended December 31, 2012. The increase in gross profit for the nine months ended December 31, 2013 was due primarily to the increase in unit sales and the increase in gross profit margin percentage was due to a more favorable product mix.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended December 31, 2013, were $1,675,000, compared to $1,022,000 for the three months ended December 31, 2012. The increase of $653,000, or approximately 64%, is consistent with our previously announced plans to generate more awareness of our products through expanded sales and marketing initiatives. This increase primarily consists of an increase in commission expense of $188,000 commensurate with the increase in revenue, an increase in marketing expenses of $169,000, primarily associated with lead generation and awareness activities, an increase in demonstration unit related expenses of $122,000, mostly related to the launch of our new, lighter weight rugged tablet, the RangerX, on July 10, 2013, costs of $104,000 related to the hiring of new sales and marketing personnel, and an increase in travel related expenses of $78,000. Sales, marketing and support expenses for the nine months ended December 31, 2013, were $4,496,000, compared to $2,840,000 for the nine months ended December 31, 2012, an increase of $1,656,000, or approximately 58%. This increase primarily consists of an increase in marketing expenses of $513,000, primarily associated with lead generation and awareness activities, costs of $506,000 related to the hiring of new sales and marketing personnel, an increase in demonstration unit related expenses of $272,000, mostly related to the launch of the RangerX on July 10, 2013, an increase in travel related expenses of $228,000, and an increase in commission expense of $106,000 commensurate with the increase in revenue.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended December 31, 2013 were $1,360,000, compared to $695,000 for the three months ended December 31, 2012. The increase of $665,000, or approximately 96%, is consistent with our previously announced plans to develop new products to broaden our addressable markets. In the current fiscal year, we are developing three new products, the first of which is our lighter weight rugged Android tablet, the Ranger X, which was launched on July 10, 2013. We did not have any major development projects in the prior fiscal year. The increase in these expenses was due primarily to an increase in product development costs of $610,000 associated with three new products and an increase in headcount related expenses of $61,000 for new engineering personnel. Product research, development and engineering expenses for the nine months ended December 31, 2013 were $3,324,000, an increase of $1,715,000, or approximately 107%, compared to $1,609,000 for the nine months ended December 31, 2012. The increase was primarily due to an increase in product development costs of $1,379,000 and an increase in headcount related expenses of $302,000 for new engineering personnel.

General Administration Expenses. General administration expenses for the three months ended December 31, 2013 were $917,000, compared to $965,000 for the three months ended December 31, 2012, a decrease of $48,000, or approximately 5%. The decrease consists primarily of a decrease in professional fees of $93,000, primarily legal related, and a decrease in headcount related expenses of $26,000, offset by an increase in stock-based compensation of $72,000 associated with the June 2013 option grants described below. General administration expenses for the nine months ended December 31, 2013 were $2,957,000, compared to $2,655,000 for the nine months ended December 31, 2012, an increase of $302,000, or approximately 11%. The increase was primarily due to an increase in stock-based compensation of $316,000 associated with the June 2013 option grants, an increase in headcount related expenses of $59,000, offset by a decrease in professional fees of $72,000, primarily legal related.

For the three months ended December 31, 2013 and 2012, the fair value of employee stock-based compensation expense was $266,000 and $164,000, respectively. In June 2013, our board of directors approved a grant of options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to members of our board of directors and certain of our executive officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. In addition, our board of directors also approved grants of options to purchase 275,000 shares of our common stock to certain non-officer employees, with an exercise price of $3.44. We recorded stock-based compensation expense related to the June 2013 grants of $107,000 and $462,000, respectively, during the three and nine months ended December 31, 2013. In November 2013, the board of directors approved a grant of options to purchase a total of 185,000 shares of our common stock to three new employees, of which options to purchase 175,000 shares were granted to two officers, with an exercise price of $4.66. The options with exercise prices of $3.44 and $4.66 vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. For the nine months ended December 31, 2013 and 2012, the recorded employee stock-based compensation expense was $910,000 and $531,000, respectively. The fluctuation in this expense is attributable to the timing of the granting of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2013 and 2012 were $217,000 and $129,000, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2013 and 2012 were $530,000 and $380,000, respectively. The increase in depreciation expense consists primarily of the increase of depreciation expense for the RangerX and C5 demonstration units of $66,000 and $122,000, respectively, along with an increase in tooling amortization associated with our new RangerX and C5 Tablet PC of approximately $20,000 and $21,000, respectively, for the three and nine months ended December 31, 2013, as compared to the same periods in the prior year. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. There was no interest expense for the three months ended December 31, 2013, compared to $1,000 for the three months ended December 31, 2012, a decrease of $1,000. Interest expense for the nine months ended December 31, 2013 was $3,000, compared to $65,000 for the nine months ended December 31, 2012, a decrease of $62,000. This decrease was principally attributable to the elimination of discount fees of 0.52% charged under our credit facility on eligible receivables arising from North American revenue prior to June 29, 2012, when the agreement related to our credit facility was amended to eliminate the discount fees.

Other Income/Expense. Other expense for the three months ended December 31, 2013 was $3,000, compared to $6,000 for the three months ended December 31, 2012. Other income for the nine months ended December 31, 2013 was $661,000, resulting from a litigation settlement payment to us referenced below, compared to other expense of $35,000 for the nine months ended December 31, 2012.

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

During the nine months ended December 31, 2013, we recorded the settlement amount of $694,000 as other income.

Income Taxes. The income tax benefit of $12,000 during the nine months ended December 31, 2013 is a result of a true-up of the accrual of income tax expense of $35,000 for our fiscal year 2013 to reflect the actual amount of such taxes reflected in the return filed for that fiscal year.

Net Income (Loss). Our net income for the three months ended December 31, 2013, was $890,000, compared to a net loss of $626,000 for the three months ended December 31, 2012, a favorable variance in net income (loss) of $1,516,000. The favorable variance was primarily due to an increase in gross profit of $2,782,000, partially offset by an increase in operating expenses of $1,270,000. The net loss for the nine months ended December 31, 2013, was $360,000, as compared to net income of $470,000, for the nine months ended December 31, 2012, an unfavorable variance in net income (loss) of $830,000. The unfavorable variance was due primarily to an increase in operating expenses of $3,673,000, partially offset by increases in gross profit of $2,073,000 and a positive variance in other income (expenses) of $758,000.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended December 31, 2013 was $890,000, compared to net loss of $907,000 for the three months ended December 31, 2012, a favorable variance in net income (loss) of $1,797,000. Net loss attributable to common stockholders for the nine months ended December 31, 2013 was $360,000, compared to $1,822,000 for the nine months ended December 31, 2012, a favorable variance in net income (loss) of $1,462,000. The prior year periods include dividends attributable to our then outstanding preferred stock, which were not applicable in the current year periods. In connection with the closing of the public offering of our common stock on October 31, 2012, each series of our outstanding preferred stock was automatically converted into shares of our common stock. The dividends attributable to these shares for the three and nine months ended December 31, 2012, were $281,000 and $2,292,000, respectively. The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, which were paid in shares of common stock determined by dividing (i) the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the ten trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of December 31, 2013, our working capital was $15,107,000 and our cash and cash equivalents were $5,302,000.

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

As of February 12, 2014, we had no borrowings outstanding under the ARPA.

We believe that our current cash, including remaining proceeds from our public offering that was completed in October 2012, and cash flow from operations, together with our borrowing capacity under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$(2,068,000)	$229,000	$(4,172,000)	$2,886,000
Net cash used in investing activities	(280,000)	(238,000)	(837,000)	(649,000)
Net cash provided by financing activities	12,000	7,856,000	31,000	7,882,000
Cash and cash equivalents at end of period	5,302,000	10,318,000	5,302,000	10,318,000

Our operating activities used $2,068,000 of net cash for the three months ended December 31, 2013, as compared to $229,000 of net cash provided by operating activities for the three months ended December 31, 2012, an unfavorable variance in net cash from operating activities of $2,297,000. The unfavorable variance in net cash from operating activities was due to an unfavorable variance resulting from the timing of accounts receivable billings and collections of $5,111,000, an unfavorable variance due to the increase in inventory of $3,660,000, an unfavorable variance in prepaid expenses of $1,192,000 arising from the prior year recapitalization, partially offset by a favorable variance in the timing of accounts payable of $5,966,000, and a favorable variance in net income (loss), net of items not affecting cash, of $1,700,000. Our operating activities used $4,172,000 of net cash for the nine months ended December 31, 2013, as compared to $2,886,000 of net cash provided by operating activities for the nine months ended December 31, 2012, an unfavorable variance of $7,058,000. The unfavorable variance in net cash from operating activities was primarily due to an unfavorable variance resulting from the timing of accounts receivable billings and collections of $10,690,000, an unfavorable increase in the net use of cash for inventory of $3,689,000, and an unfavorable variance in net income (loss), net of items not affecting cash of $312,000, partially offset by a favorable decrease in the use of cash arising from the timing of accounts payable of $7,599,000, and a favorable reduction in prepaid expenses and other current assets of $34,000.

Net cash used in investment activities for the three and nine months ended December 31, 2013, consists of investments in tooling costs of $188,000 and $506,000, respectively, investments in demonstration units of $67,000 and $264,000, respectively, and investments in computer equipment of $25,000 and $67,000, respectively. Net cash used in investment activities for the three months ended December 31, 2012 consists primarily of investments in tooling costs related to new products being developed. Net cash used in investment activities for the nine months ended December 31, 2012 consists of tooling costs of $472,000, investments in demonstration units of $150,000 and $27,000 for a new phone system and other assets.

Our financing activities provided $12,000 of net cash for the three months ended December 31, 2013, as compared to $7,856,000 of net cash provided by financing activities for the three months ended December 31, 2012. For the nine months ended December 31, 2013, our financing activities provided $31,000 of net cash, as compared to $7,882,000 of net cash for the nine months ended December 31, 2012. Net cash provided by financing activities for the three and nine months ended December 31, 2013, consisted solely of proceeds from the issuances of capital stock through our employee stock purchase plan. Net cash provided by financing activities for the three and nine months ended December 31, 2012, consisted of net proceeds from the public offering of our common stock of $7,856,000 and, for the nine months ended December 31, 2012, the issuance of capital stock by the employee stock purchase plan of $26,000.

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

During the three months ended December 31, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

For the three months ended December 31, 2013, we had three customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2013, we had three customers located in the United States who accounted for approximately 57% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 12, 2014	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)