Form 10-K
period 2014-03-31
XPLORE TECHNOLOGIES CORP
filed 2014-06-25
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission file number: 00-52697

XPLORE TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0563295
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

14000 Summit Drive, Suite 900, Austin, Texas	78728
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the common equity held by non-affiliates of the registrant was $22,975,542 based on the closing sale price of $4.19, as reported on the NASDAQ Capital Market.

As of May 30, 2014, the registrant had 8,432,378 shares of common stock outstanding.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Annual Report on Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “Xplore” refer to Xplore Technologies Corp. and its wholly-owned subsidiaries.

PART I

Item 1.  Business

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer systems, or PCs. Our rugged tablet PCs are designed to withstand hazardous conditions, such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products facilitates the extension of traditional computing systems to a broader range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, are impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas production companies, the military and first responders.

Historically, we have competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds. While we are dependent upon the continued market acceptance of our iX104 systems, to broaden the market for our products and increase our opportunities for revenue growth, we have been developing multiple fully-rugged tablets that are lighter weight and less expensive than our iX104 family of products. We believe that these new products will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2013, we announced the first of our new products with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. On June 24, 2014, we announced the second of these new products with the launch of Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds. We believe the lighter and less expensive RangerX Pro and Bobcat tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

Looking forward, our strategy is to build increased marketplace awareness of our iX104, RangerX Pro and Bobcat product families, in an effort that we believe will enable us to increase our revenue and to expand our market share.

We believe we are positioned for future revenue growth in the markets in which we compete. At a time when we believe awareness and demand for tablet computers is increasing significantly, we have introduced a family of computers that, based upon third-party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

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

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe that we will continue to grow our year-over-year revenues. Our revenue for the fiscal year ended March 31, 2014 was approximately 17% higher than the prior fiscal year.

We are a Delaware corporation and our common stock trades on The NASDAQ Capital Market under the symbol “XPLR.”

Recent Developments

We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and received favorable responses from our end-user customers, as evidenced by our annual total revenue growth of approximately 17% and approximately 11% for our fiscal years 2014 and 2013, respectively. For the year ended March 31, 2014, we reported revenue of approximately $35.6 million. Since the launch of our iX104C5, we have announced the receipt of significant orders from a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our annual revenue.

On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX Pro rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013.

We announced the availability of the new next generation of the iX104, which we refer to as the C6, in April 2014 and, as previously mentioned above, we announced the availability of the Bobcat on June 24, 2014.

Products

iX104 Product Family

We have spent more than a decade on research, development and product improvements with each generation of our iX104, achieving what we believe are a number of industry “firsts,” such as being the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities. Our signature iX104 computers have consistently been recognized for their ruggedness, versatility and best-in-class technologies. We believe that we pioneered, and continue to offer, the best outdoor-readable display and wLAN wireless solutions. Our specially designed Dual Mode Sunlight Readable screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, from virtually any angle.

Our iX104 product line consists of the following models, each developed for use in specific environments and applications:

•	iX104 DMSR—Dual-Mode Sunlight-Readable Tablet

•	iX104 DMSR LTE—Dual-Mode Sunlight-Readable Tablet with LTE

•	iX104 DM—Dual-Mode Tablet

•	iX104 DML—Dual-Mode Lite Tablet

•	iX104 DMSR-M—Dual-Mode Sunlight-Readable Tan Military Tablet

•	iX104 DMSR-M2—Dual-Mode Sunlight-Readable Military Tablet

•	iX104 DMCR-—Dual-Mode Clean Room Tablet

We believe that our recent versions of the iX104 continued to introduce “industry firsts” and differentiating features. The iX104C5 product family includes a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water. The iX104C5 product family also features the Intel® Core™ i7 processor and runs on both Windows7 and 8 operating systems.

Our line of iX104 tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions. Our systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System (GPS) modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

RangerX Pro

Our RangerX Pro provides the largest storage capacity in the light-weight rugged market and is certified rugged, holding both IP65 and MIL-STD 810G ratings. RangerX Pro has a battery life of up to ten hours, designed to maximize time in the field and boost productivity, allowing for a full working shift on one charge. In addition, the tablet’s vibrant outdoor viewable, multi-touch display allows for seamless transition from indoors to outdoors. The RangerX Pro has a multi-touch screen that has been engineered to enable glove touch capability, helping improve safety and usability in the field. The RangerX Pro also uses the Android 4.2.2 Jelly Bean operating system, which enables users access to thousands of enterprise applications and other downloads through the Google Play store, provides performance increases, powerful search results and notifications, and has an overall smooth user interface. The operating system enriches the device experience and also allows users to sync their preferences and downloads on multiple devices. In addition, the Google Play Private Channel allows enterprise users to distribute internally crafted apps to employees.

The RangerX Pro also offers unique functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, thus eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. Field workers in construction, manufacturing, healthcare, oil and gas production, and other industries are able to use the RangerX Pro without removing their gloves. The glove touch capability is also ideal for forklift operators working in and out of freezers or containers where a glove is needed for safety and efficiency. By increasing the sensitivity of the RangerX Pro’s capacitive screen and utilizing finely-tuned touch screen software, the tablet can accurately and reliably detect electrical impulses on the skin even if obstructed by a glove.

Our families of tablets offer the following features:

Rugged— We have designed and built our products from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. By being designed to meet these specifications, our products can withstand damage from being dropped onto concrete from a height of up to seven feet, from being submerged for up to 30 minutes in up to three feet of water, and from being exposed to extreme temperatures are as low as −60° Fahrenheit and as high as 160° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

Screen Technology — We strive to be a leader in developing screen technology with award winning displays. We have designed our Dual Mode Sunlight Readable screen to be viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, at virtually any angle, and to enable glove touch capability. Our screens also offer Dual Mode inputs—simultaneous use of a digital pen and/or finger to control the unit. The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with automatic switching capabilities.

Processing Power — We have the ability to provide processing power alternatives for our products on a timely and cost-effective basis. Our systems use Intel processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity). In addition, we provide Lithium ION batteries that support usage times up to 8.5 hours for the iX104 and 10 hours for RangerX Pro. The iX104 also includes a “warm” swap feature, allowing users to switch batteries in the field without having to power down the system.

 Remote Connectivity— Our tablet PCs have a range of wireless communications options (wLAN, wWAN, Bluetooth, Integrated AT&T or 4G LTE and PAN) as well as two meter and sub-meter GPS options.

Accessories— We offer a broad range of add-on modules and accessories that we believe better enable our customers to adapt our tablet PCs to their intended use. In particular, we believe our functional, durable and reliable docking solutions are tailored to our customers’ needs. We have supplied service, desktop, vehicle, forklift, armored vehicle and mobile cart docking systems to our customers.

Heightened Safety Standards— Our iX104 wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous conditions and we expect RangerX Pro will be certified in 2014.

Our tablet PCs are designed to be used as a mobile computing system. These systems are comprised of a hardware platform that is fully integrated with one or more software applications. Through its wide feature set, we believe our iX104 family of products allows for the customization of a platform that best suits a given application. Our computers combine processing power, viewability, ruggedness and connectivity, and are designed to operate in extreme environments.

Strategy

Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market.

Expand into New Rugged Product Markets

We continue to consider other market opportunities that are broader in scope and opportunity than what has been addressed by our iX104 product family.  We believe, based upon an annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation, or VDC, that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $5.4 billion by the end of 2016, and for the market for large form factor rugged devices to grow to $2.7 billion by the end of 2016.

We believe that our families of rugged tablet PCs are uniquely positioned to capitalize on the convergence of three current market trends:

●	The continuously expanding use of wireless data;

●	the increased awareness and rapid adoption of the tablet computing form factor, spurred by the success of Apple’s iPad and Samsung’s Galaxy; and

●	the transition toward rugged computing solutions in the face of high failure rates for non-rugged devices that have been deployed in non-traditional working environments.

We believe that many companies are coming to the realization that the total cost of computer ownership is improved through the use of rugged computing solutions.

Leverage Existing Markets

We seek to continue to analyze the needs of the vertical markets that we are currently addressing, so that we can continue to increase our sales in those markets. We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities— To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion and Peak Technologies.

Investment and nurturing of key relationships— We intend to continue to outsource our manufacturing function, so that we can continue to focus our resources on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturers. In addition, we plan to continue nurturing a number of key reseller relationships.

Flexible product design and customer-centric approach— We believe that the design of our products provides us with the flexibility to respond to customer-specific requirements. We involve our customers in our product development and enhancement efforts. This approach is intended to result in improved communication throughout the entire sales cycle, and is designed to position our products as the optimal mobile computing platform for our customers.

Delivery of high quality, reliable systems— We measure and seek to improve product quality through rigorous quality assurance programs implemented through our strategic alliances, in concert with performing our custom-designed test programs. Additionally, we utilize feedback provided by our customers.

Marketing and distribution relationships— Within each targeted vertical market, we intend to focus on entering into co-marketing relationships with key application providers and systems integrators. This strategy is designed to allow us to use multiple sales channels within a region, while maintaining key strategic alliances.

Sales

Our direct customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent the end-users.  For fiscal year 2014, approximately 94% of our total revenues were attributable to sales through our distribution channels and approximately 6% of our total revenues were attributable to sales directly to end-users.  We currently have relationships with more than 150 distributors.  Our distributors generally have large sales organizations that, in turn, sell our products to entities that are the ultimate end-users.  Our distributors include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix Inc. and Peak Technologies, and software vendors such as Environmental Systems Research Institute.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2014, we had three resellers located in the United States, Minnetronix Inc., VT Miltope and Software House International, who accounted for approximately 18%, 12% and 11% of our total revenue, respectively.

As of March 31, 2014, we had a sales team of twelve individuals that have geographic responsibilities for direct and indirect sales opportunities.  Our sales team works closely with our distributors in defined regions.  Our distributors are currently selling our products into the public safety, utility, telecommunications, field service, warehousing logistics, transportation, oil and gas production, manufacturing, route delivery, military and homeland security markets.

For fiscal 2014, our total revenue increased by approximately 17% over fiscal 2013.  Our North American revenue was approximately 81% of total revenue in fiscal year 2014, as compared to approximately 80% of total revenue in fiscal year 2013.  The significance of the North American revenue was primarily attributable to large volume orders from our large medical, military and telecommunications end-users located in the United States.

Marketing

We have various marketing programs aimed at increasing awareness of our products.  Key elements of our marketing programs include:

●	Participation in targeted industry trade shows and conferences;

●	Editorial coverage and advertisements placed in targeted vertical markets, technology and business mediums, including specific industry publications;

●	Product marketing refinement by obtaining customer feedback through data collected by our customer support team, as well as through surveys;

●	Use of our web-site for communications and lead generation, as well as customer and channel support capabilities;

●	Inclusion of customers, industry experts and others in the product development and testing cycles; and

●	Development of proven case studies or application papers for specific vertical market applications.

We also market our products through a number of different industry participants, including independent software vendors with application software for specific industries, systems integrators that bring elements such as wireless communications systems to a project, agents that specialize in rugged mobile computing devices and other consultants. We believe that the combination of our systems with the application software and support services provides a tailored solution designed to meet specific customer needs.

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

We recognize that, as a smaller company, our key to success depends on our ability to provide better products than our larger competitors, and to be more responsive to our customers’ needs. Some of our product innovations, such as the AllVue screen and the Dual Mode functionality, were the result of customer feedback. When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging customers in the design process. We believe that this process, combined with our flexibility to make quick decisions with the support of our contract manufacturers, has enabled us to deliver products with market leading technology ahead of our competitors.

Market Segments

We target a number of different sectors in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Telecommunications, Utilities & Energy.  Generally, telecom, utility and energy related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive. We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Two global top ten telecommunications providers and Arkansas Utility are end-users of our products in this sector. Hydro One in Canada and Essent in Europe are end-users of our products in the utilities and energy sector.

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

Research and Development

We have assembled an experienced engineering and product development team. Through the collaboration of our employees and the engineering teams of our Taiwan-based contract manufacturers, we believe we are able to bring significant resources to the research, development and design of our products.

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

We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged platforms as we seek to expand into additional markets.  During the fiscal years ended March 31, 2014 and 2013, we expended $4,850,000 and $2,194,000, respectively, on research and development activities, none of which was borne by our customers.

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

Getac. Getac is a provider of mobile rugged computers, including tablets and traditional and convertible notebooks.

Motion. Motion is a provider of non-rugged and semi-rugged tablet computers.

Mobile Demand. Mobile Demand is a provider of rugged tablet computers.

DRS Technologies. DRS is a provider of rugged mounted computer systems, primarily to the U.S. Military.

We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Inc , Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers.

Panasonic and Getac have more product offerings and greater financial, technical, and research and development resources and marketing capabilities than we do.

 Manufacturing

We have a scalable manufacturing infrastructure to support our growing business. Our primary contract manufacturers, Wistron Corporation (Wistron) and Ubiqconn Technology, Inc. (Ubiqconn), are located in Taiwan. Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett-Packard Company. Wistron is the supplier of our iX104 family of products. Ubiqconn was spun off from the First International Computer (FIC) Group in 2011 and is a wholly-owned subsidiary of FIC. FIC has been a dominant force in the technology research, product development and manufacturing services since 1980. Ubiqconn is comprised of FIC's Industrial Computer Business Unit and FIC's original research and development team, which has accumulated over twenty years of experience in developing IT products for worldwide first tier companies. We expect our relationships with our contract manufacturers will support our expected sales growth and product demand for the foreseeable future.

We outsource the majority of our manufacturing services for our ruggedized mobile PC tablets to our contract manufacturers, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreements with our contract manufacturers and they collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

Under the terms of our agreements with our contract manufacturers, they provide us with design, manufacturing and support services related to our ruggedized mobile PC tablets. The purchase price of our products produced is determined based on the specific configuration of the tablet PC being produced, and is subject to cost reduction plans and volume based discounts. At least quarterly, we meet with each of the contract manufacturers to develop cost reduction plans. The plans take into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide the contract manufacturers with a six month rolling forecast of the products we anticipate ordering. Generally, each of the contract manufacturers have approximately 90 days after its acceptance of our purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, each of the contract manufacturers has agreed to use its reasonable best efforts to deliver the excess products within 45 days after its acceptance of the applicable purchase order.

Our contract manufacturers provide several warranties to us, including that they have all necessary rights required to sell the products, that each product will be free from any material defect, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications. The current terms of our agreements with the contract manufacturers are for one year and automatically renew for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the expiration of any renewal term. In addition, the agreements contain provisions that allow for termination for any reason by either party upon 120 days’ notice.

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

Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 150 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have a negative impact on our gross margins on our products, but does not disrupt production. On occasion, we have also acquired component inventory from our suppliers in anticipation of supply constraints.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. We currently have seven U.S. patents. In addition, we have one U.S. patent application, one Chinese patent application, one European Union patent application and one Taiwanese patent application, all related to proprietary elements of our iX104C5 family of products, and one U.S. patent application, one Taiwanese patent application and one International PCT patent application related to our wireless dock. Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without our authorization, or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with the claimant, any of which could delay the development and commercialization of our products or increase the costs of our products.

We work closely with our contract manufacturers to stay abreast of the latest developments in rugged mobile computer technology. We obtain patent licenses for some technologies, some of which require significant royalty payments, when we believe those licenses are necessary or advantageous to our business. We have entered into non-exclusive licensing arrangements with Microsoft and other software suppliers for various operating systems and application software that we sell with our rugged tablet PCs.

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

Employees

As of March 31, 2014, we had 49 full-time employees, of which 30 were employed in the operations, engineering, research and development and customer support areas, five were involved in corporate, finance and administrative areas and 14 were employed in sales and marketing.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

Trademarks and Service Marks

Our trademarks or trade names used in this Annual Report on Form 10-K include: “iX™” and “RangerX™.” Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

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

Risks Relating to our Business

We have a history of net losses and may never become profitable.

Except for fiscal year 2013, we have incurred net losses in each fiscal year since our inception.  For our fiscal year ended March 31, 2014, we had a net loss of approximately $1,758,000 and, as of March 31, 2014, our accumulated deficit was approximately $139.8 million, primarily due to our past losses.  Our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

Our revenues have been highly dependent on one product family, the iX104. Thus, any significant reduction of sales of this product family would materially harm our operating results.

Because our revenues have been derived substantially from sales of our iX104 systems, we are highly dependent upon the continued market acceptance of the iX104 product family. We cannot assure you that the iX104 product family will continue to achieve its current level of acceptance in the marketplace. Any significant reduction of sales of the iX104 product family would materially harm our operating results.

The lack of acceptance of our new products would materially harm our operating results.

We have expended significant resources in developing new products, most recently the RangerX Pro. We cannot assure you that we will achieve any significant market acceptance of our new products. If we are unsuccessful in marketing these products, the lack of acceptance of our new products could materially harm our operating results.

In fiscal year 2014, we derived more than 10% of our revenue from three different customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2014, three resellers, Minnetronix, Inc., VT Miltope and Software House International, accounted for approximately 18%, 12% and 11% of our total revenue, respectively. Prosys Information Systems, Inc. and VT Miltope, accounted for approximately 28% and 15% of our total revenue, respectively, for fiscal year 2013.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of our rugged computer systems is often an enterprise-wide decision for prospective end-user customers, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective end-user customers regarding the uses and benefits of such systems.  As a result, our products generally have a lengthy sales cycle, ranging from several months to several years.  Consequently, if forecasted sales from a specific end-user customer are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall.  The loss or delay of an expected large order could result in a significant unexpected revenue shortfall.  Moreover, to the extent we enter into and perform significant contracts earlier than expected, operating results for subsequent periods may fall below expectations.

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

We are currently dependent on contract manufacturers to manufacture our products and products under development and our reliance on contract manufacturers subjects us to significant operational risks, many of which would impair our ability to deliver products to our customers should they occur.

We currently rely primarily on contract manufacturers for the manufacture of our products. Our reliance involves a number of risks, including:

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

Our business is therefore dependent upon our contract manufacturers for their manufacturing capabilities.  During the fiscal years ended March 31, 2014 and 2013, we purchased inventory and engineering services of approximately $23.5 million and $15.4 million, respectively, from our contract manufacturers.  Our agreements with the contract manufacturers contain provisions that allows for termination for any reason.  We cannot assure you that our contract manufacturers will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that the contract manufacturers have the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed.

The availability of our contract manufacturers and the amount and timing of resources to be devoted by them to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business.  The loss of one of our contract manufacturers, a significant price increase, an interruption of supply or the inability to obtain additional or an alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry. Our primary competitors in the mobile rugged computer market include Panasonic, Getac, Inc., Motion Inc., DRS Technologies and Mobile Demand in the tablet PC market and Panasonic in the notebook market. We also face competition from manufacturers of nonrugged mobile computers, such as Samsung, Inc., Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:

•	product performance, features and reliability;

•	price;

•	name recognition; and

•	product availability and lead times.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with our contract manufacturers, the resellers who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. The introduction of lower-priced personal computers, combined with the brand strength, extensive distribution channels and financial resources of the larger vendors, could cause us to lose market share and could reduce our margins on those personal computers we sell. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected. If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition will be adversely affected.

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

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. We do not believe that our products infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. Any such claims, with or without merit, could be time consuming, expensive to defend, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could delay the development and commercialization of our products or reduce our margins. If we are unable to obtain a required license, our ability to sell or use certain products may be impaired. In addition, if we fail to obtain a license, or if the terms of the license are burdensome to us, our operations could be materially harmed.

We are subject to risks by doing business outside of the United States that could impair our ability to grow our revenues.

In the fiscal years ended March 31, 2014 and March 31, 2013, approximately 24% and 33%, respectively, of our revenue was comprised of sales made outside of the United States. In addition, our contract manufacturers are located outside the United States, in Taiwan.  Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

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

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our chairman and chief executive officer, Mark Holleran, our president and chief operating officer, Michael J. Rapisand, our chief financial officer and corporate secretary, and Bryan J. Bell, our vice president of engineering.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in our workforce in the past, we may have a more difficult time in attracting and retaining the employees we need. Other than an employment agreement with our president and chief operating officer, our relationships with our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change, which could prevent us from executing our business strategy.

If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

Some key components included in our line of products are currently available only from single or limited sources.  In addition, some of the suppliers of these components are also supplying certain of our competitors.  We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner.  We carry little inventory of our products or our product components and, as a result, rely on our suppliers to deliver our products and necessary components to us or our contract manufacturers in a timely manner based upon forecasts we provide.  If any of our suppliers become unreliable in providing components, we may not be able to develop an alternative source of supply in a timely manner, which could hurt our ability to deliver our products to our customers.  In addition, if we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, or the margins we receive for our products may suffer, which would negatively impact our future financial performance and, in turn, seriously harm our business.

At various times, some of the key components for our products have been in short supply.  Delays in receiving components would harm our ability to deliver our products on a timely basis.  In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term.  If we receive a smaller allocation of components than is necessary to manufacture our products in quantities sufficient to meet our customers’ demand, those customers could choose to purchase competing products.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

We provide, and will continue to provide, forecasts of our demand to our contract manufacturers prior to the scheduled delivery of products to our customers.  If we overestimate our requirements, our contract manufacturers may have excess component inventory, which could increase our costs.  If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenue.  In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.  We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase the costs of our products.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

Risks Relating to Ownership of our Common Stock

As of May 31, 2014, two of our stockholders, Philip S. Sassower and Phoenix Venture Fund LLC, and other entities controlled by Mr. Sassower, beneficially own approximately 27.4% of our common stock, and thus have significant influence over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, or Phoenix, which is co-managed by Philip S. Sassower, our chairman and chief executive officer, and Andrea Goren, one of our directors, beneficially owns approximately 21.1% of our common stock.  In addition, Mr. Sassower, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 6.4% of our common stock. Thus, Phoenix and Mr. Sassower, together, beneficially own in the aggregate, approximately 27.4% of our common stock.  Accordingly, Phoenix and Mr. Sassower have the ability to exercise significant influence over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

The anti-takeover effect of certain of our charter provisions could adversely affect holders of our common stock.

Our authorized capital consists of preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive holders of our common stock of a premium that they might otherwise realize in connection with the acquisition of us by a third party.

Volatility in the price for our common stock could adversely affect the long-term price of our common stock.

The trading price of our common stock has been highly volatile and may continue to fluctuate substantially.  We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

•	announcements of developments related to our business;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;

•	developments in patents and other intellectual property rights and related litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers; and

•	general conditions in the global economy.

In addition, in recent years the stock market in general, and the market for shares of smaller capitalization technology companies in particular, has experienced substantial price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of the affected companies.  Any fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

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

We maintain our corporate functions, along with sales support, marketing, finance, engineering and operating groups, at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  We believe that our present facilities are suitable for our existing and planned operations.

Item 3.	Legal Proceedings

At March 31, 2014, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Capital Market exchange under the symbol “XPLR.” Prior to October 26, 2012, our common stock was quoted on the OTC market Group Inc.’s OTCQB Link quotation platform under the symbol “XLRT.” As of May 30, 2014, there were 196 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Capital Market exchange was $6.02.

On September 13, 2012, we consummated a 1-for-400 reverse stock split and received the requisite stockholder consent to convert each series of our outstanding preferred stock into common stock upon the closing of our public offering of 2,000,000 shares of common stock completed on October 31, 2012. The information in the table below does not reflect the reverse stock split for the period prior to September 13, 2012.

The following table sets forth the high and low sales price of our common stock, on The NASDAQ Capital Market and the OTCQB Link, for each quarter period during the fiscal years ended March 31, 2014 and 2013, in U.S. dollars.

	US $
POST-REVERSE STOCK SPLIT PERIOD	High	Low
Fiscal Year Ended March 31, 2014:
First Quarter	4.13	3.05
Second Quarter	4.69	3.36
Third Quarter	6.88	3.87
Fourth Quarter	7.40	5.50
Fiscal Year Ended March 31, 2013:
Second Quarter (from September 13, 2012)	7.50	5.00
Third Quarter	8.00	3.30
Fourth Quarter	5.50	3.23

	US $
PRE-REVERSE STOCK SPLIT PERIOD	High	Low
Fiscal Year Ended March 31, 2013:
First Quarter	0.06	0.03
Second Quarter (through September 12, 2012)	0.04	0.01

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

General

We are engaged in the development, integration and marketing of rugged mobile personal computer systems, or PCs. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and received favorable responses from our end user customers based on annual revenue growth of approximately 17% and approximately 11% for fiscal years 2014 and 2013, respectively. Since the iX104C5 launch, we have announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our annual revenue.

Historically, we have competed in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104C5 product, which weighs approximately 5.4 pounds. To broaden the market for our products and increase our revenue growth opportunities, we are developing multiple new fully-rugged tablets that are lighter and less expensive than the iX104C5, which will allow us to compete in significantly larger segments of the rugged PC market, as well as developing our next generation of the iX104 product family referred to as the C6. On July 10, 2013, we announced the first of these tablets with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX Pro tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. The RangerX Pro uniquely offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, the RangerX Pro, eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX Pro rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013. We announced the availability of the new next generation of the iX104, referred to as the C6, in April 2014 and announced the availability of the Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds, on June 24, 2014. We believe RangerX Pro and Bobcat will significantly broaden our addressable markets.

The timing of the aforementioned large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will continue to grow our year-over-year revenues. Our revenue for the fiscal year ended March 31, 2014 was approximately 17% higher than the prior fiscal year.

Looking forward, our strategy is to build increased marketplace awareness of our iX104, RangerX Pro and Bobcat families, in an effort that we believe will enable us to increase our revenue and to expand our market share.

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

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Warranty Reserves. We make provisions for warranties at the time of sale, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. A portion of our warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by our contract manufacturers; however, we also provide the coverage on the portion of our obligations which is not covered by these agreements, for which we establish related reserves at the time of sale. We are moving to more of a self insured model due to changes in our warranty offerings and warranty claim experience. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience.

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

Financial Instruments. The warrant we issued in connection with the issuance of stock or for services has been valued separately using the Black-Scholes methodology. The determination of the values attributed to the warrant required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period, which is generally three years. See Note 8 to our Annual Consolidated Financial Statements included in this Annual Report on Form 10-K for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the year ended March 31, 2014 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Results of Operations

Revenue. We derive revenue from sales of our rugged wireless tablet PC systems, which encompass a family of active pen and touch tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs and from separately priced extended warranty contracts which is deferred and recognized in income on a straight-line basis over the related contract period.

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

Inflation. During the fiscal years ended March 31, 2014 and 2013, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Fiscal Year Ended March 31, 2014 vs. Fiscal Year Ended March 31, 2013

Revenue.  Total revenue for the fiscal year ended March 31, 2014 was $35,585,000, compared to $30,486,000 for the fiscal year ended March 31, 2013, representing an increase of $5,099,000, or approximately 17%. Sales of our new RangerX Pro Android tablet launched in the current year accounted for approximately 14% of the growth in revenue. When the RangerX Pro sales are excluded, there was an increase in revenue of approximately 3% for the year ended March 31, 2014, compared to the prior year. This increase was attributable to an increase in iX104 unit sales of approximately 13%, offset by a decrease in our iX104 average sales price of approximately 10% due to changes in the product mix sold.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 76% of our revenue in the year ended March 31, 2014 was derived from sales in the United States.  The United States and Canada accounted for approximately 67% and 13%, respectively, of our revenue during the year ended March 31, 2013.  At March 31, 2014, we had one reseller customer, Minnetronix, Inc., who had a receivable balance accounting for approximately 44% of our total outstanding accounts receivables.  We collected the receivable balance with this reseller subsequent to our fiscal year end.

In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2014, we had three customers located in the United States who accounted for approximately 18% and 12% and 11% of our total revenue, respectively.  For the fiscal year ended March 31, 2013, we had two customers located in the United States who accounted for approximately 28% and 15% of our total revenue, respectively.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2014 was $22,864,000, compared to $20,078,000 for the year ended March 31, 2013, representing an increase of $2,786,000, or approximately 14%.  The increase was primarily due to the aforementioned increase in unit sales.

We rely on two suppliers for the majority of our finished goods.  The inventory purchases and cost of engineering services from our suppliers during the years ended March 31, 2014 and 2013 were $23,509,000 and $15,363,000, respectively.  At March 31, 2014 and 2013, we owed these suppliers $2,607,000 and $2,457,000, respectively, which we recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $2,313,000, to $12,721,000 (35.7% of revenue) for the year ended March 31, 2014 from $10,408,000 (34.1% of revenue) for the year ended March 31, 2013.  The increase in gross profit for the year ended March 31, 2014, as compared to the prior year, was attributable to the increase in revenue. The increase in the gross profit percentage was due to a more favorable sales product mix.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2014 were $6,067,000, compared to $4,172,000 for the year ended March 31, 2013.  The increase of $1,895,000, or approximately 45%, is consistent with our previously announced plans to generate more awareness of our products through expanded sales and marketing initiatives. The increase predominately consisted of an increase in headcount related costs of $621,000, primarily associated with new sales and marketing personnel, including the newly created position of Vice President of Americas Sales, an increase in marketing expenses of $569,000, principally related to lead generation and awareness activities, an increase in demonstration units of $406, 000 attributable to market introductions of our new products, and an increase in travel related expenses of $301,000 associated with increased sales activity.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2014 were $4,850,000, as compared to $2,194,000 for the year ended March 31, 2013, an increase of $2,656,000, or approximately 121%. The increase is consistent with our previously announced plans to develop new products to broaden our addressable markets.  During fiscal 2014, we were developing three major new products, the first of which was our lighter weight rugged Android tablet, the RangerX Pro, which was launched on July 10, 2013. The next generation of the iX104, referred to as the C6, was launched in April 2014 and our lighter weight rugged Windows based tablet was launched in June 2014. We did not have any major development projects in the prior fiscal year. The increase in these expenses was primarily due to the increase in the number of major projects, which accounted for an increase in product development expenses of $2,326,000, as well as an increase in headcount related expenses of $333,000 for new engineering personnel to support the development efforts.

General Administration Expenses.  General administration expenses for the year ended March 31, 2014 were $4,223,000, compared to $3,593,000 for the year ended March 31, 2013, an increase of $630,000, or approximately 18%.  The increase was primarily due to an increase in non-cash stock-based compensation of $393,000 principally associated with the fiscal 2014 option grants described below, an increase in incentive compensation of $277,000 for employees meeting their performance objectives, and an increase in headcount related expenses of $219,000 for staffing upgrades and the hiring of a new vice president of operations, which was offset by a decrease in professional fees of $269,000, primarily legal expenses attributable to the settlement of all outstanding litigation matters in early fiscal 2014.

For our fiscal years 2014 and 2013, the fair value of employee stock-based compensation expense was $1,165,000 and $691,000, respectively, reflecting an increase of $474,000 for fiscal year 2014. The increase in expense was attributable to option grants made during fiscal 2014. In June 2013, our board of directors approved the grant of options to purchase a total of 797,000 shares of our common stock at an exercise price of $5.00 per share to members of our board of directors and certain of our executive officers. These options vest in three equal annual installments beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. In addition, our board of directors also approved the grant of options to purchase a total of 275,000 shares of our common stock at an exercise price of $3.44 to certain non-officer employees. In November 2013, the board of directors approved the grant of options to purchase a total of 185,000 shares of our common stock at an exercise price of $4.66 to three new employees, including options to purchase 175,000 shares granted to two officers. The options with exercise prices of $3.44 and $4.66 vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. In February 2014, our board of directors approved the grant of options to purchase a total of 20,000 shares of our common stock at an exercise price of $5.99 to two new employees. In March 2014, our board of directors approved a grant of options to purchase 100,000 shares of our common stock at an exercise price of $6.23 to a new officer. The options granted in February and March of 2014 vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. We recorded stock-based compensation expense in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2014 and 2013 were $714,000 and $457,000, respectively, reflecting an increase of $257,000 for fiscal 2014.  The increase in depreciation expense consisted primarily of the increase of depreciation expense for our new RangerX Pro, C6 and Bobcat Tablet PC demonstration units of $157,000, along with an increase in tooling amortization associated with the RangerX Pro and C5 of approximately $90,000.  Depreciation and amortization expense is recorded in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2014 was $3,000, compared to $67,000 for the year ended March 31, 2013, a decrease of $64,000.  This decrease was principally attributable to the elimination of discount fees of 0.52% we were charged on eligible receivables under our credit facility prior to June 29, 2012, when the agreement governing our credit facility was amended to eliminate the discount fees.

Other Income/Expense.  Other income for the year ended March 31, 2014 was $652,000, resulting from a litigation settlement payment to us referenced below, compared to other expense of $41,000 for the year ended March 31, 2013.

On May 3, 2013, we entered into a Full and Final Mutual Release and a Minutes of Settlement, which we refer to collectively as the Settlement Agreement, with Deloitte LLP, formerly Deloitte & Touché LLP, or Deloitte. Under the terms of the Settlement Agreement, Deloitte made a payment to us in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by us, and we agreed to destroy certain confidential information in our possession, as well as the possession of our expert witness in the proceeding.

Income Taxes. The income tax benefit of $12,000 for the year ended March 31, 2014 is a result of a true-up of the accrual of income tax expense of $35,000 for our fiscal year 2013 to reflect the actual amount of such taxes reflected in the return filed for that fiscal year.

Net Income (Loss).  The net loss for the year ended March 31, 2014 was $1,758,000 ($0.21 per common share) compared to a net income of $306,000 ($0.08 per common share) for the year ended March 31, 2013, an unfavorable variance of $2,064,000.  Our net loss for the year was a result of an increase in operating expenses of $5,181,000, partially offset by increases in gross profit of $2,313,000, a positive variance in other income (expenses) of $757,000, and a positive variance in income tax benefit (expense) of $47,000.

Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders for the year ended March 31, 2014 was $1,758,000, compared to $1,986,000 for the year ended March 31, 2013, a decrease of $228,000.  The prior year number includes dividends attributable to our then outstanding preferred stock, which was not applicable in the current year. In connection with the closing of our public offering on October 31, 2012, each series of our outstanding preferred stock was automatically converted into common stock. The outstanding shares of preferred stock accrued cumulative dividends that were paid in shares of stock quarterly on the first day of June, September, December and March, with the exception of the last dividends, which were paid upon conversion on October 31, 2012.  The dividends attributable to these shares for the year ended March 31, 2013 were $2,292,000.  The dividend rate for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was 7.5% per annum, and were in shares of common stock determined by dividing the aggregate amount of the dividend then payable by (ii) the volume weighted average trading price of the common stock over the 10 trading days ending on the third trading day immediately preceding the dividend payment date, less a discount of 25% of the volume weighted average trading price of the common stock.  The dividend rate for the Series D Preferred Stock was 10% per annum, payable in additional shares of Series D Preferred Stock valued at $1.00 per share.  The values for dividends paid and dividends accrued and unpaid were determined based on the market prices of our common stock as of the dates of share issuances or accrual multiplied by the equivalent common shares.

A summary of paid dividends for the year ended March 31, 2013, are as follows (in thousands of U.S. dollars):

Series A Preferred Stock	$1,365
Series B Preferred Stock	168
Series C Preferred Stock	545
Series D Preferred Stock	698

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of March 31, 2014, our working capital was $14,882,000 and our cash and cash equivalents were $5,400,000.

An additional source of capital available to us is our credit facility with a specialty finance company.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement, the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC. Pursuant to the ARPA, FWC may purchase, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000. Under the terms of the ARPA, FWC purchases eligible receivables from our subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. We are required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrue daily. In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount fees payable to FWC in connection with its purchase of eligible receivables, we agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, our subsidiary to have a net worth (defined as assets minus liabilities) of not less than $4,000,000. In the event we are unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%.

The ARPA also provides that FWC has the right to require our subsidiary to repurchase any purchased accounts receivable: (a) if there is a dispute as to the validity of such receivable by the account debtor, (b) if certain covenants, warranties or representations made by our subsidiary with respect to such receivables are breached, (c) upon and during the continuance of an event of default under the ARPA or upon the termination of the ARPA, or (d) if such receivable remains unpaid 90 days after the invoice date. The ARPA had an initial term of one year with automatic renewals for successive one-year periods. Notwithstanding that, FWC may terminate the ARPA at any time upon 150 days prior written notice or without prior notice upon and during the continuance of an event of default.

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. We have guaranteed the obligations of our subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, our obligations under the ARPA are secured by a first priority security interest on all our assets.

As of June 19, 2014, there were no borrowings outstanding under the ARPA.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under the ARPA, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2014	2013
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$(4,169)	$2,991
Net cash used in investing activities	(900)	(791)
Net cash provided by financing activities	189	7,881
Cash and cash equivalents at year end	5,400	10,280

Net cash used in operating activities in fiscal year 2014 was $4,169,000, compared to $2,991,000 cash provided by operating activities in fiscal year 2013, an unfavorable variance of $7,160,000.  The unfavorable variance in net cash used in operating activities was due to an unfavorable increase in cash used to increase accounts receivables balances in fiscal 2014, as compared to the prior year, of $4,500,000, due in part to the increase in revenue as well as from the timing of accounts receivable billings and collections in 2014. The aging of our receivables remained consistent with the prior year, with no deterioration. The unfavorable variance in net cash used in operating activities was also due to an unfavorable increase in cash used for inventory of $3,537,000 attributable to the increase in inventory caused by delays in expected orders, principally in the Federal government market, and an unfavorable variance in net income (loss), net of items not affecting cash, of $1,305,000, primarily attributable to increases in our research and development and sales and marketing expenses. These unfavorable variances were partially offset by a favorable decrease in the use of cash arising from the timing and payment of accounts payable and accrued liabilities, as well as growth in deferred revenue, of $2,018,000, and a favorable reduction in prepaid expenses and other current assets of $164,000.

Net cash used in investment activities consists of investments in tooling costs related to new products developed or under development as well as investments in demonstration units used in the marketing of our products.  For the year ended March 31, 2014, the cash used in investing activities principally consisted of tooling costs of $525,000 and investments in demonstration and internal units of $368,000.  For the year ended March 31, 2013, the cash used in investing activities consisted of tooling costs of $520,000, investments in demonstration and internal units of $243,000 and costs for a new phone system and other assets of $28,000.

Net cash provided by financing activities for the years ended March 31, 2014 and 2013 was $189,000 and $7,881,000, respectively.  Net cash provided by financing activities for the year ended March 31, 2014 consisted primarily of net proceeds from the exercise of employee stock options of $148,000 and the issuance of common stock by our employee stock purchase plan of $41,000.  Net cash provided by financing activities for the year ended March 31, 2013 primarily consisted of net proceeds from the public offering of our common stock of $7,856,000 and the issuance of common stock by our employee stock purchase plan of $26,000.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of May 31, 2014:

Name	Age	Positions with our Company
Philip S. Sassower	74	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	56	President and Chief Operating Officer
Michael J. Rapisand	54	Chief Financial Officer and Corporate Secretary
Bryan J. Bell	53	Vice President of Engineering
Michael W. Zimmerman	54	Vice President of Global Operations
Randy W. Denny	54	Vice President of Sales, Americas
John B. Costello	44	Vice President of Marketing
Kent Misemer	65	Director
Andrea Goren	46	Director
Ben Irwin	54	Director
Thomas F. Leonardis	70	Director
Brian E. Usher-Jones	68	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has served as a member of our board of directors since December 2004. Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. From January 10, 2008 to January 7, 2010, Mr. Sassower served as a director of The Fairchild Corporation, a motorcycle accessories and aerospace parts and services company, and from May 13, 2008 to January 7, 2010, Mr. Sassower served as Chairman of the Board and Acting Chief Executive Officer of The Fairchild Corporation. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of Communication Intelligence Corporation (OTCQB: CICI), an electronic signature solutions and biometric signature verification company. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder, which we refer to in this report as Phoenix. Mr. Sassower’s qualifications to serve on our board of directors include more than 40 years of business and investment experience and his extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

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

Michael W. Zimmerman became our Vice President of Global Operations in October 2013. Prior to joining us, Mr. Zimmerman was Vice President of Operations at Getac, Inc., a manufacturer of ruggedized notebooks tablets and handheld devices, from April 2009 to May 2013. Prior to joining Getac, Mr. Zimmerman was a self-employed management consultant, primarily providing executive level services to domestic and international customers in operations and services of personal computers, beginning in 2007. Mr. Zimmerman was Senior Vice President Customer Care and Quality Assurance at Gateway Computers, Inc., from May 2001 to December 2006, where he managed the worldwide operations and services across all business units.

Randy W. Denny became our Vice President of Sales, Americas in November 2013. Prior to joining us, Mr. Denny was Vice President of Sales and Marketing for Pearson Packaging Systems, a supplier of case and carton packaging systems, from August 2010 to August 2013. Prior to joining Pearson Packaging Systems, Mr. Denny was Director of Commercial Sales for Getac, Inc., a manufacturer of ruggedized notebooks tablets and handheld devices, from February 2010 to August 2010. Prior to joining Getac, Mr. Denny was President of RWD Investments, LLC, a personally funded investment company, beginning in 2008. Prior to founding his own investment company, Mr. Denny was Vice President of Commercial Sales at General Dynamics Itronix, a leading manufacturer of rugged notebooks, tablets, and handheld computers, from February 1996 to August 2008.

John B. Costello became our Vice President of Marketing in March 2014. Prior to joining us, Mr. Costello was Chief Executive Officer of Simpson Digital, a company managing the digital assets of various celebrities, from June 2011 to March 2013. Prior to joining Simpson Digital, Mr. Costello was Senior Vice President, Digital of Guthy-Renker, a direct marketing company, from September 2009 to June 2011. Prior to joining Guthy-Renker, Mr. Costello was General Manager, Direct Business Unit and Vice President of Marketing for Acer Inc., formerly Gateway, Inc., a manufacturer of personal computers, beginning in 2006.

Andrea Goren has served as a member of our board of directors since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. In December 2010, Mr. Goren was appointed as Chief Financial Officer of Communication Intelligence Corporation (OTCQB: CICI). Mr. Goren has also served as a director of Communication Intelligence Corporation since August 5, 2010. From January 2008 to January 2010, Mr. Goren served as a director of The Fairchild Corporation. Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder. Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 14 years of private equity investing and his extensive experience working with management teams and boards of directors.

F. Ben Irwin has served as a member of our board of directors since May 2009. Mr. Irwin has been President and Owner of Rejen Inc, a manufacturer and dealer of printing supplies, since September 2005. Prior to joining Rejen, Mr. Irwin served as Senior Vice President of Engineering of Itronix Corp., which became General Dynamics Itronix, a designer and manufacturer of rugged laptop and handheld computing products, from July 2000 to February 2005. Mr. Irwin’s qualifications to serve on our board of directors include his industry experience and knowledge acquired while he was with Itronix Corp.

Thomas F. Leonardis has served as a member of our board of directors since June 2005. Mr. Leonardis has been Chief Executive Officer and Chairman of the Board of Ember Industries, Inc., a contract electronics manufacturer, since November 2001. Mr. Leonardis served as a director of DataMetrics Corporation, a designer and manufacturer of rugged electronic products, from November 2001 to March 2008. Mr. Leonardis’ qualifications to serve on our board of directors include his industry experience and knowledge acquired during the nine years he has served at Ember Industries, Inc. and while serving as a director of DataMetrics Corporation.

Kent Misemer has served as a member of our board of directors since November 2011. Mr. Misemer has been self-employed as a consultant and investor since 2009. From 2003 through 2009, Mr. Misemer was the Chief Executive Officer and President of Liberty Propane, LLC, a portfolio company of Sterling Capital Partners, an independent retail propane company, which was sold in December 2009. Previously, Mr. Misemer was the President and Chief Executive Officer of Propane Continental. In addition to being a co-founder of Liberty Propane, Mr. Misemer was also involved in the creation of Propane Continental and Tri-Power Fuels, Inc. Mr. Misemer formerly served as a director and member of the audit committee of Cornerstone Records Management, LLC, a private data storage and offsite data management company, until October 2013, when the company was sold. Mr. Misemer formerly served as a director of Pro-Tech Industries, Inc. (OTCQB: PTCK), a regional leader in design/build services for the Fire Life Safety, alarm/detection, electrical and voice/data communications infrastructure segments through January 2012. Mr. Misemer’s qualifications to serve on our board of directors include his over 30 years of executive management experience in the propane industry supply chain, as well as other industries.

Brian E. Usher-Jones has served as a member of our board of directors since 1996. Since 1992, Mr. Usher-Jones has been self-employed as a merchant banker. Mr. Usher-Jones has been a director of Shoal Point Energy, Ltd., an oil and gas exploration company, since March 2014. Mr. Usher-Jones resigned as a director of Newlook Industries Corp., a technology investment company, and Wireless Age Communications Inc., a solutions provider for waste and energy efficient products, in February 2013. Mr. Usher-Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001. Mr. Usher-Jones’ qualifications to serve on our board of directors include his certification as a Chartered Accountant, his service as our Treasurer and Interim Chief Financial Officer and his significant executive-level and financial management experience at private and public companies.

There are no family relationships between any of our directors or executive officers. None of our officers or directors has any arrangement or understanding with any other person pursuant to which such officer or director was selected to serve as officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2014 fiscal year.

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

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2014 and 2013 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2014.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)	Option Awards US($)(1)	Total US($)
Philip S. Sassower—	2014	10,000	(2)	100,000	(3)	—	147,223	257,223
Chief Executive Officer	2013	10,000	(2)	—		—	—	10,000
Mark Holleran—	2014	266,667		346,768	(4)	—	339,164	952,599
President and Chief Operating Officer	2013	250,000		287,438	(4)	—	—	537,438
Michael J. Rapisand—	2014	200,000		120,000	(5)	—	135,666	455,666
Chief Financial Officer and Corporate Secretary	2013	180,000		72,000	(5)	—	—	252,000
Bryan J. Bell—	2014	186,666		60,000	(6)	—	111,440	358,106
Vice President of Engineering	2013	180,000		40,000	(6)	—	—	220,000

(1)

Option award amounts included in this table reflect the compensation cost for the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2)

Mr. Sassower does not receive a salary in connection with his services as our Chief Executive Officer. Mr. Sassower also serves as the Chairman of our Board of Directors, and receives cash fees and option awards for his service on our board of directors. Mr. Sassower was paid $10,000 in cash fees for each of fiscal year 2014 and 2013 in connection with being a member of our board of directors.

(3)

A discretionary bonus of $100,000 was paid to SG Phoenix LLC for the fiscal year ended March 31, 2014 for services rendered by Mr. Sassower as our Chief Executive Officer in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives.

(4)

Under the terms of Mr. Holleran’s employment agreement, he had the opportunity to earn a cash performance bonus of up to 100% of his base salary of $266,667 in fiscal year 2014 and $250,000 in fiscal year 2013 based on the achievement of various objectives. Mr. Holleran earned $286,667 and $150,000 of the performance bonus under his employment agreement in fiscal years 2014 and 2013, respectively, in connection with achieving certain revenue, cash flow, profitability, staffing, product development, financial controls and communication objectives in each year. In recognition of Mr. Holleran’s exceptional performance in fiscal 2014, our board of directors awarded him a bonus $70,000 in excess of his maximum cash incentive bonus for that year.  Mr. Holleran also earned bonuses of $60,101 and $137,438 in fiscal years 2014 and 2013, respectively, based on his efforts in managing our sales team.

(5)

Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2014 and 2013, he had the opportunity to earn a cash bonus of up to 40% of his base salary ($80,000 in fiscal year 2014 and $72,000 in fiscal year 2013) based on his achievement of revenue, cash flow and profitability objectives.   Mr. Rapisand earned $120,000 and $72,000 of the performance bonus in fiscal years 2014 and 2013, respectively, as certain revenue, cash flow, profitability, financial controls and communication objectives were achieved in each year. In recognition of Mr. Rapisand’s exceptional performance in fiscal 2014, our board of directors awarded him a bonus $40,000 in excess of his maximum cash incentive bonus for that year.

(6)

Under the terms of Mr. Bell’s Management by Objective (MBO) bonus plan, in fiscal years 2014 and 2013, he had the opportunity to earn a cash bonus of up to $40,000 on his achievement of revenue, cash flow and profitability objectives.   Mr. Bell earned $60,000 and $40,000 of the performance bonus in fiscal years 2014 and 2013, respectively, as certain revenue, cash flow, profitability and product development objectives were achieved in each year. In recognition of Mr. Bell’s exceptional performance in fiscal 2014, our board of directors awarded him a bonus $20,000 in excess of his maximum cash incentive bonus for that year.

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

As a small company, we recognize that we must pay salaries that help us to attract and retain talented executives who will help us grow, while staying within budgetary constraints. We reward outstanding performance with cash bonuses that in large part are based on financial measures, such as revenue, cash flow, profitability and earnings before interest, taxes, depreciation or amortization, or EBITDA, targets, and the achievement of strategic goals and corporate milestones. In addition, we reward our executives with equity-based compensation, as we believe equity compensation provides an incentive to our executive officers to build value for us over the long-term and aligns the interests of our executive officers with those of our stockholders. Generally, we use stock options as our equity-based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option. Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time. We believe these elements support our underlying philosophy of attracting and retaining talented executives, while remaining within our budgetary constraints, and also creating cash incentives that reward company-wide and individual performance and aligning the interests of our executive officers with those of our stockholders by providing our executive officers equity-based incentives to ensure motivation over the long-term.

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

Cash Incentive Bonuses. Our executive officers are eligible for annual incentive bonuses if they meet key financial and operational objectives. The payment of cash incentive bonuses to executive officers is within the discretion of our compensation committee and is based on our compensation committee’s assessment of our performance and the performance of each executive officer measured in large part against financial objectives, strategic goals and corporate milestones. These financial, strategic and corporate objectives include revenue, cash flow, profitability and EBITDA targets, staffing, product development, financial control and communication objectives and corporate milestones, such as the completion of financings. Our compensation committee may in its discretion award a cash incentive bonus to an executive officer for partial achievement of such executive officer’s objectives. The total amount of the cash incentive bonus available to an executive officer is either based upon a percentage of such executive officer’s base salary or a fixed dollar amount. Bonuses are reviewed by the compensation committee on an annual basis. Furthermore, in recognition of an executive officer’s exceptional performance, our board of directors may award a bonus in excess of that executive officer’s maximum cash incentive bonus.

Each of our named executive officers (other than our Chief Executive Officer) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 4, 5 and 6 in the summary compensation table for fiscal years 2014 and 2013 above. The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

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

On June 12, 2012, our board of directors approved the payment of $10,000 in cash fees, paid quarterly in the amount of $2,500, to each director for services rendered during the year ended March 31, 2014. On November 4, 2013, our board of directors approved the payment of an additional annual fee to each member of our board of directors’ audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the amount of $1,000, effective October 1, 2013. Our general administration expense includes an expense of $72,000 for such fees for the year ended March 31, 2014.

On June 12, 2012, our board of directors approved $150,000 in cash fees, paid monthly in the amount of $12,500, to SG Phoenix LLC for services rendered during the year ended March 31, 2013. On February 6, 2013, our board of directors approved an increase from $150,000 to $200,000 in the annual fees, effective February 1, 2013, for additional services to be rendered by SG Phoenix. Our board of directors also approved a one-time cash payment of $50,000 to SG Phoenix for past services rendered. Our general administration expense includes an expense of $200,000 for fees paid to SG Phoenix for the year ended March 31, 2014.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer. The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year. The agreement automatically renewed in June 2013 for an additional year. In consideration for his services, during the term of his employment agreement Mr. Holleran is entitled to receive a base salary of $275,000 per year, subject to any increase as may be approved by our board of directors. Effective August 1, 2013, our board of directors approved an increase in Mr. Holleran’s salary to$275,000 per year. Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenue, cash flow, profitability, EBITDA, product development, hiring new employees, retention of staff, financial controls and communication, including additional financing. In addition, we may award, in our sole discretion, Mr. Holleran additional discretionary bonuses in recognition of his performance.

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

We have established a transaction bonus pool for our executive officers and other members of our senior management team upon the sale of our business, which was originally outlined in Mr. Holleran’s employment agreement. The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our business, after our transaction expenses. Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our business is sold during the term of his employment. In addition, we have agreed that, if our business is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the transaction bonus pool, our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool and the remaining 15% of the pool will be distributed among the remainder of our senior management team, as determined by our board of directors.

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

Impact of Regulatory Requirements

Deductibility of Executive Compensation. Our executive officers’ MBO plans, our Amended and Restated Share Option Plan, which we also refer to herein as our Amended Plan, and our transaction bonus pool do not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year period that is attributable to one of those arrangements would not currently be deductible by us for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences. Our 2009 Stock Incentive Plan provides for stock options and other awards that qualify as “performance-based compensation,” as well as certain awards, such as restricted share awards, that do not so qualify.

Accounting for Stock-Based Compensation. We account for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2014 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	300	—		$40.00	04/29/2014
Chief Executive Officer	375	—		$60.00	06/09/2014
	375	—		$60.00	06/09/2014
	375	—		$44.00	03/31/2015
	3,250	—		$24.00	03/28/2016
	28,666	57,334	(1)	$5.00	12/30/2020
Mark Holleran—	32,500	—		$24.00	03/28/2016
President and Chief Operating Officer	93,333	186,667	(2)	$5.00	12/30/2020

Michael J. Rapisand—	12,500	—		$24.00	03/28/2016
Chief Financial Officer and Corporate Secretary	37,333	74,667	(3)	$5.00	12/30/2020
Bryan J. Bell—	10,000	—		$24.00	03/28/2016
Vice President of Engineering	30,667	61,333	(4)	$5.00	12/30/2020

(1)	28,667 options vest on October 31, 2014 and 28,667 options vest on October 31, 2015.

(2)	93,333 options vest on October 31, 2014 and 93,334 options vest on October 31, 2015.

(3)	37,333 options vest on October 31, 2014 and 37,334 options vest on October 31, 2015.

(4)	30,666 options vest on October 31, 2014 and 30,667 options vest on October 31, 2015.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of March 31, 2014, the last business day of our last fiscal year. If Mr. Holleran’s employment is terminated by us as a result of his death or disability or for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$266,667	(4)
Performance bonus(3)	$317,103	(5)
Benefits and Perquisites:	$15,900	(6)

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

(5)

Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran received performance bonuses of $346,768 in fiscal 2014 and $287,438 in fiscal 2013.

(6)	Represents payments of $1,330 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

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

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2014, the last business day of our 2014 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,204,370	(4)	—	(3)
Michael J. Rapisand—Chief Financial Officer	$722,622	(5)	—	(3)
Bryan J. Bell—Vice President of Engineering	$120,437	(6)	—	(3)

(1)

Our named executive officers (except for our Chief Executive Officer) are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our business. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to $136 per share and 10% of the remaining per share consideration received through such a sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. Our board of directors and senior management are currently in discussion relating to an amendment to the transaction bonus pool to adjust the amount of consideration that the participants are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties (“Eligible Sale Transaction”). Pursuant to such discussions, the transaction bonus pool may be amended so that the transaction bonus pool would be equal to 5% of total net sales proceeds received by our stockholders in an Eligible Sales Transaction, plus an additional 5% of such proceeds in excess of $69 million (the “Hurdle Rate”), with such Hurdle Rate subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction. Our board of directors has not taken formal action as of the date hereof with respect to such amendment. The participation the transaction bonus pool is currently allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer, 30% of the pool to Michael J. Rapisand, our Chief Financial Officer, 5% of the pool to Bryan J. Bell, our Vice President of Engineering and the balance to our remaining then current senior management team, as determined by our board of directors in consultation with Mr. Holleran.

(2)	Mr. Sassower is not eligible to participate in the transaction bonus pool.

(3)

Pursuant to the terms of our Amended Plan, certain outstanding options shall immediately vest upon the occurrence of a change of control transaction.  Assuming a market price of $6.35 per share, which represents the closing price of our common stock on March 31, 2014 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, the exercise price of all of the options held by such executive officer would be above the market price and thus the acceleration of the options would have no value.  Pursuant to our 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control transaction.  Currently, no such options have such acceleration provisions, and we assume that our board of directors will not elect to accelerate the vesting of the options with exercise prices below $6.35 per share in the future.

(4)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2014 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $2,408,741. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2014 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $2,408,741.  Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

(6)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2014 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $2,408,741.  Mr. Bell would be entitled to receive 5% of the transaction bonus pool.

Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings. In addition, from time to time, we grant options to purchase shares of our common stock to our directors. We also reimburse our directors for their out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. On June 12, 2012, our board of directors approved the payment of $10,000 in cash fees, paid quarterly in the amount of $2,500, to each director for services rendered during the year ended March 31, 2014. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the of $1,000, effective October 1, 2013.

Fiscal Year 2014 Director Compensation

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Total ($)
Brian E. Usher-Jones	14,000	(2)	—	51,357	65,357
Andrea Goren	10,000		—	51,357	61,357
Thomas F. Leonardis	14,000	(2)	—	51,357	65,357
Kent Misemer	14,000	(2)	—	51,357	65,357
F. Ben Irwin	10,000		—	51,357	61,357

(1) In fiscal year 2014, each of our directors was granted an option to purchase 30,000 shares of common stock with an exercise price of $5.00 per share. The options vest in three equal annual installments beginning on October 31, 2013, and have a term of seven and a half years from the grant date.

(2) Mr. Jones, Mr. Leonardis and Mr. Misemer each received $4,000 in cash payments as compensation for their services on our audit and compensation committees.

Director Independence

Our board of directors has determined that each of Brian E. Usher-Jones, F. Ben Irwin and Kent Misemer are independent directors as that term is defined under current NASDAQ Stock Market Rules.

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel. Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 62,750 shares of our common stock were issuable under the 2009 Stock Plan. On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 62,750 to 187,500. On September 24, 2013, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 187,500 to 1,687,500 and to increase the number of shares of our common stock relating to awards under that plan that any single participant may receive in any calendar year from 20,000 to 500,000. Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient. Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.

As of March 31, 2014, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and the 2009 Stock Plan may not exceed an aggregate of 1,689,759 shares. This amount consists of 1,687,500 shares under the 2009 Stock Plan and 2,259 shares under the Amended Share Option Plan, the number of shares issuable under remaining outstanding options under the Amended Share Option Plan on that date. The options granted under the plans, except as described below, generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

In June 2013, our board of directors approved a grant of options to purchase a total of 797,000 shares of our common stock to the members of our board of directors and certain officers, with an exercise price of $5.00. The options vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. In addition, our board of directors also approved grants of options to purchase a total of 275,000 shares of our common stock to certain non-officer employees, with an exercise price of $3.44. Those options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant.

In November 2013, our board of directors approved a grant of options to purchase a total of 185,000 shares of our common stock to three new employees, of which options to purchase 175,000 shares were granted to two of our new officers, with an exercise price of $4.66. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant.

In February 2014, our board of directors approved a grant of options to purchase a total of 20,000 shares of our common stock to two new employees, with an exercise price of $5.99. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant.

In March 2014, our board of directors approved a grant of options to purchase a total of 100,000 shares of our common stock to a new employee and officer, with an exercise price of $6.23. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant.

As of March 31, 2014, options to purchase 1,364,303 shares of our common stock had been awarded and are outstanding pursuant to grants under the 2009 Stock Plan.

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

In July 2009, our board of directors adopted the 2009 Stock Plan. Accordingly, no additional options will be issued under the Amended Plan. The number of shares issuable under the Amended Plan is limited to 40,754 shares, which represents the total number of shares covered by options outstanding on the date the 2009 Stock Plan was adopted. As of the March 31, 2014, 2,259 shares were covered by options outstanding under the Amended Plan.

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

The offering period for our fiscal year 2014 began on April 1, 2013 and terminated on March 31, 2014, and had a purchase price of $3.686 per share.

Upon the adoption of the ESPP, up to 12,500 shares were reserved for purchase under the ESPP.  On September 24, 2013, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 12,500 to 32,500. As of March 31, 2014, 19,450 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,366,562	$6.55	289,929
Equity compensation plans not approved by security holders	N/A	N/A	—
Total	1,366,562	$6.55	289,929

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of May 30, 2014 by (i) each person known by us to be the beneficial owner of more than 10% of our common stock, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	2,327,828	(4)	27.4%
Mark Holleran	139,012	(5)	*
Michael J. Rapisand	74,089	(6)	*
Bryan J. Bell	46,693	(7)	*
Brian E. Usher-Jones	34,410	(8)	*
Andrea Goren	1,855,542	(9)	21.9%
Thomas F. Leonardis	17,310	(10)	*
Kent Misemer	41,444	(11)	*
F. Ben Irwin	15,634	(12)	*
Phoenix Venture Fund LLC	1,781,037	(13)	21.1%
110 East 59th Street
New York, NY 10022
All directors and executive officers as a group (12 persons)	2,728,901	(14)	31.1%

*	Represents less than 1% of class or combined classes.

(1)

Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)

Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of May 30, 2014 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based upon 8,432,378 shares of our common stock outstanding as of the May 30, 2014.

(4)

Includes 33,343 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014, 290,318 shares of common stock owned of record, 181,106 shares of common stock owned of record by Phoenix Enterprises Family Fund, LLC, an entity controlled by Mr. Sassower, 24,524 owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power, and 17,500 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days of May 30, 2014. Also includes 1,1781,037 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(5)	Includes 125,833 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(6)	Includes 49,833 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(7)	Includes 40,667 shares of common stock that Mr. Bell has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(8)	Includes 14,548 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(9)

Includes 16,112 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 14,676 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014, 24,524 shares of common stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power, and 17,500 shares of common stock that SG Phoenix LLC has the right to acquire upon exercise of outstanding warrants within 60 days of May 30, 2014. Also includes 1,781,037 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(10)	Includes 14,676 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(11)

Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 10,832 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of May 30, 2014.

(12)	Includes 14,001 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014.

(13)

Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(14)

Includes 318,409 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of May 30, 2014, 17,500 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding warrants within 60 days of May 30, 2014. Also includes 1,781,037 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2014, we purchased approximately $76,000 in components for our tablet PCs from Ember Industries, Inc., a contract manufacturer. Thomas F. Leonardis, a member of our board of directors, is the Chairman and Chief Executive Officer of Ember Industries. We purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices. The disinterested members of our board of directors reviewed, approved and ratified our purchase of component parts from Ember Industries on the described terms.

On June 12, 2012, our board of directors approved $150,000 of fees, to be paid monthly in the amount of $12,500, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ended March 31, 2013.  On February 6, 2013, our board of directors approved an increase in those annual fees from $150,000 to $200,000, effective February 1, 2013, for additional services to be rendered by SG Phoenix. Our board of directors also approved a discretionary bonus payment of $100,000 to SG Phoenix LLC for the fiscal year ended March 31, 2014 for services rendered by Philip S. Sassower as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2014	% of Total	Fiscal Year 2013	% of Total
Audit Fees(1)	$112,289	98%	$186,284	98%
Audit-Related Fees(2)	—		—
Tax Fees(3)	$2,000	2%	$3,000	2%
All Other Fees	—		—
Total Fees	$114,289	100%	$189,284	100%

(1)

Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2014 and 2013 for fees of $112,289 and $109,187, respectively, including $73,995 in the year ended March 31, 2013 for attestation services, including a comfort letter, related to the registration statement on the Form S-1 we filed in connection with the public offering of our common stock in that year.

(2)

We paid no fees to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our quarterly consolidated financial statements, other than Audit Fees, during the two years ended March 31, 2014.

(3)	Includes fees incurred for income tax compliance.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees we paid to PMB Helin Donovan for fiscal years 2014 and 2013 were approved by our audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June 2014.

XPLORE TECHNOLOGIES CORP.

By:	/s/ MICHAEL J. RAPISAND
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP S. SASSOWER	Chief Executive Officer (Principal Executive Officer) and Director	June 25, 2014
Philip S. Sassower

/s/ MICHAEL J. RAPISAND	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2014
Michael J. Rapisand

/s/ BRIAN E. USHER-JONES	Director	June 25, 2014
Brian E. Usher-Jones

/s/ ANDREA GOREN	Director	June 25, 2014
Andrea Goren

/s/ THOMAS F. LEONARDIS	Director	June 25, 2014
Thomas F. Leonardis

/s/ KENT MISEMER	Director	June 25, 2014
Kent Misemer

/s/ F. BEN IRWIN	Director	June 25, 2014
F. Ben Irwin

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2014 and 2013 as well as the related consolidated statements of income and operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2014 and 2013, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Austin, TX

June 25, 2014

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,400	$10,280
Accounts receivable, net	6,182	5,046
Inventory, net	7,240	3,836
Prepaid expenses and other current assets	441	352
Total current assets	19,263	19,514
Fixed assets, net	883	697
	$20,146	$20,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$4,381	$4,459
Total current liabilities	4,381	4,459
Deferred revenue and non-current warranty liabilities	636	230
Total liabilities	5,017	4,689
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000, and none, respectively; shares issued none and none, respectively	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,430 and 8,389, respectively	8	8
Additional paid-in capital	154,969	153,604
Accumulated deficit	(139,848)	(138,090)
	15,129	15,522
	$20,146	$20,211

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Year Ended March 31,
	2014	2013
Revenue	$35,585	$30,486
Cost of revenue	22,864	20,078
Gross profit	12,721	10,408

Expenses:
Sales, marketing and support	6,067	4,172
Product research, development and engineering	4,850	2,194
General administration	4,223	3,593
	15,140	9,959
Income (loss) from operations	(2,419)	449

Other income/(expense):
Interest expense	(3)	(67)
Other income/(expense)	652	(41)
	649	(108)
Income (loss) before income taxes	(1,770)	341
Income tax benefit/expense	12	(35)
Net income (loss)	$(1,758)	$306

Dividends attributable to Preferred Stock	—	(2,292)
Net loss attributable to common stockholders	$(1,758)	$(1,986)
Income (loss) per common share	$(0.21)	$0.08
Dividends attributable to Preferred Stock	(0.00)	(0.59)
Loss per share attributable to common stockholders, basic and fully diluted	$(0.21)	$(0.51)
Weighted average number of common shares outstanding, basic and fully diluted	8,399,205	3,856,351

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Shares
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2012	62,873,781	$63	7,732,040	$8	17,074,000	$17	14,333,798	$14	588,295	$1	$141,957	$(135,620)	$6,440
Shares issued for services	—	—	—	—	—	—	204,000	—	—	—	204	—	204
Shares issued for ESPP	—	—	—	—	—	—	—	—	1,062	—	26	—	26
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	691	—	691
Capital raise – net of fees	—	—	—	—	—	—	—	—	2,000,000	2	7,854	—	7,856
Payment of partial shares arising from reverse split	—	—	—	—	—	—	—	—	(111)	—	(1)	—	(1)
Preferred Series A dividends	—	—	—	—	—	—	—	—	180,622	—	1,365	(1,365)	—
Preferred Series B dividends	—	—	—	—	—	—	—	—	22,199	—	168	(168)	—
Preferred Series C dividends	—	—	—	—	—	—	—	—	72,112	—	545	(545)	—
Preferred Series D dividends	—	—	—	—	—	—	991,236	1	—	—	697	(698)	—
Conversion of Series A Preferred Stock into Common Stock	(62,873,781)	(63)	—	—	—	—	—	—	2,055,448	2	61	—	—
Conversion of Series B Preferred Stock into Common Stock	—	—	(7,732,040)	(8)	—	—	—	—	252,769	—	8	—	—
Conversion of Series C Preferred Stock into Common Stock	—	—	—	—	(17,074,000)	(17)	—	—	820,837	1	16	—	—
Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	—	—	(15,529,034)	(15)	2,396,130	2	13	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	306	306
Balances, March 31, 2013	—	—	—	—	—	—	—	—	8,389,363	$8	$153,604	$(138,090)	$15,522
Warrant issued for services	—	—	—	—	—	—	—	—	—	—	11	—	11
Shares issued for ESPP	—	—	—	—	—	—	—	—	11,176	—	41	—	41
Shares issued for exercise of stock options	—	—	—	—	—	—	—	—	29,000	—	148	—	148
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,758)	(1,758)
Balances, March 31, 2014	—	—	—	—	—	—	—	—	8,429,539	$8	$154,969	$(139,848)	$15,129

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$(1,758)	$306
Items not affecting cash:
Depreciation and amortization	714	457
Provision for doubtful accounts	(7)	(24)
Stock-based compensation expense	1,165	691
Equity instruments issued in exchange for services	11	—
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	3,371
Inventory	(3,404)	133
Prepaid expenses and other current assets	(89)	(253)
Accounts payable and accrued liabilities, including deferred revenue	328	(1,690)
Net cash provided by (used in) operating activities	(4,169)	2,991
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(900)	(791)
Net cash used in investing activities	(900)	(791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	9,455
Repayment of short-term indebtedness	—	(9,455)
Payment of partial shares arising from reverse split	—	(1)
Net proceeds on issuance of Common Stock	189	7,882
Net cash provided by financing activities	189	7,881
CHANGE IN CASH AND CASH EQUIVALENTS	(4,880)	10,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,280	199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,400	$10,280
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$3	$67
Payments for income taxes, net of refunds	$23	$—
Preferred Stock dividends issued in the form of stock	$—	$2,776

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

The Company had cash and cash equivalents of approximately $5.4 million at March 31, 2014, working capital of approximately $14.9 million and total equity of approximately $15.1 million. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

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

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party. To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period. At March 31, 2014 and 2013, the Company had deferred revenue of $524 and $53, respectively, from separately priced extended warranty contracts, of which $464 and $24, respectively, is reflected as a non-current liability on the accompanying consolidated balance sheets.

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

The changes to the warranty liabilities are as follows:

	Years Ended March 31,
	2014	2013

Beginning balance	$381	$166
Aggregate changes for accrual related to guarantees issued	137	310
Aggregate changes to preexisting accruals	(118)	(3)
Aggregate reductions for payments made	(115)	(92)
Ending balance	$285	$381
Warranty recorded as a current liability	$113	$175
Warranty recorded as a non-current liability	$172	$206

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2014 and 2013.

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

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents and accounts receivable from customers. Accounts receivables are generally unsecured. With respect to accounts receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.

While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits. The Company had cash balances in excess of federally insured limits of approximately $5,150 at March 31, 2014. The Company has not experienced any losses in such accounts.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2014 and March 31, 2013 was $1 and $8, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

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

The following securities were not considered in the earnings per share calculation at their common stock equivalent:

	March 31, 2014	March 31, 2013
Options	1,366,562	146,878
Warrants	137,500	323,853
	1,504,062	470,731

l)	Reclassifications

Certain prior year amounts have been reclassified from current to non-current liabilities on the accompanying consolidated balance sheet to properly reflect the non-current portion of liabilities. These reclassifications do not impact the consolidated statement of income and operations or the consolidated statement of cash flows.

m)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. INVENTORY

	March 31,
	2014	2013
Finished goods	$5,979	$2,437
Computer components	1,261	1,399
Total inventory	$7,240	$3,836

4. FIXED ASSETS

	March 31,
	2014	2013
Cost
Tooling and fixtures	$1,942	$1,417
Office equipment and leasehold improvements	1,066	1,131
Computer equipment and demonstration units	632	526
Computer software	662	658
	4,302	3,732
Accumulated depreciation
Tooling and fixtures	1,169	854
Office equipment and leasehold improvements	1,046	1,111
Computer equipment and demonstration units	548	417
Computer software	656	653
	3,419	3,035
Total fixed assets, net	$883	$697

Depreciation and amortization expense was $714 and $457 during the years ended March 31, 2014 and 2013, respectively.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On March 31, 2014, there were no borrowings under the ARPA.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2014	2013
Accounts payable	$2,889	$3,081
Accrued liabilities and deferred revenue	1,284	958
Commissions payable	95	245
Warranty	113	175
Total	$4,381	$4,459

7. SHARE CAPITAL

On November 1, 2012, the Company filed its second amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which integrated the then-in-effect provisions of the Company’s amended and restated certificate of incorporation and further amended those provisions by decreasing the Company’s authorized shares of common and preferred stock. The second amended and restated certificate of incorporation became effective on the date of filing. As a result of the second amended and restated certificate of incorporation, the number of authorized shares of common stock of the Company was reduced from 1,350,000,000 to 15,000,000 and the number of authorized shares of preferred stock of the Company was reduced from 150,000,000 to 5,000,000.

Year-ended March 31, 2014

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

On October 31, 2012, all of the Company’s then outstanding shares of Preferred Stock, including accrued and unpaid dividends, were converted into 5,525,015 shares of the Company’s common stock in the following amounts:

Number of Shares of Common Stock Converted Into
Series A Preferred Stock	2,055,448
Series B Preferred Stock	252,769
Series C Preferred Stock	820,837
Series D Preferred Stock	2,395,961

Warrants Outstanding

There were warrants to purchase an aggregate of 137,500 shares of common stock outstanding, of which 132,500 were fully exercisable at March 31, 2014 as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
7,500/7,500	$19.98	June 10, 2014
6,250/6,250	$11.86	October 13, 2014
3,750/3,750	$17.33	May 13, 2015
20,000/15,000	$5.00 to $5.75	May 31, 2016
100,000/100,000	$6.25	October 24, 2017
(1)	Exercise price may change subject to anti-dilutive terms.

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

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010. The Company did not grant any additional options under the Amended Share Option Plan after the addition of the 2009 Stock Plan.

At March 31, 2014, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and 2009 Stock Plan may not exceed an aggregate of 1,689,759 shares. This amount consists of 1,687,500 shares under the 2009 Stock Plan and 2,259 under the Amended Share Option Plan, which shares are issuable under outstanding options under the Amended Share Option Plan on the date the 2009 Stock Plan was adopted. The options under the plans generally vest over a 3-year period in equal annual amounts and expire five years after the issuance date.

In June 2013, the Board of Directors approved a grant of options to purchase a total of 797,000 shares of the Company’s common stock to the members of the Board of Directors and certain officers, with an exercise price of $5.00. The options vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. In addition, the Board of Directors also approved grants of options to purchase a total of 275,000 shares of the Company’s common stock to certain non-officer employees, with an exercise price of $3.44. Those options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of grant. The grant date fair value of these option awards to be recognized as stock compensation expense was $1,401.

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

In February and March 2014, the Board of Directors approved grants of options to purchase a total of 20,000 and 100,000, respectively, shares of the Company’s common stock to three new employees, of which options to purchase 100,000 shares were granted to one new officer of the Company, with exercise prices of $5.99 and $6.23, respectively. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair values of these option awards to be recognized as stock compensation expense was $41 and $210, respectively.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2014 and 2013 is as follows:

	Year ended March 31,
	2014		2013
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	146,878	$24.22	140,870	$28.00
Granted	1,377,000	$4.75	15,250	$7.29
Exercised	(29,000)	$5.11	—	—
Forfeited	(128,316)	$7.76	(9,242)	$44.58
Outstanding and expected to vest at end of year	1,366,562	$6.55	146,878	$24.22

In February 2014, options to purchase 29,000 shares of common stock were exercised and the Company received $148 of cash. The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2014, was $37. At March 31, 2014, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Amended Share Option Plan is 30,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 4,268.

A summary of the options outstanding and exercisable at March 31, 2014 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44–7.50	1,252,083	5.4	241,250	6.1
$7.51–26.99	105,427	2.0	102,839	2.0
$27.00–124.00	9,052	0.6	9,052	0.6
	1,366,562	5.1	353,141	4.8

At March 31, 2014, the weighted average exercise price of options exercisable is $11.65.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to the Board of Directors in June 2013, to officers in June 2013, to other grantees in fiscal 2014 and to all grantees in fiscal 2013 assumed discount rates of approximately 2.11%, 1.51%, 0.71% and 0.35%, respectively, volatility of approximately 57%, 55%, 49% and 62%, respectively, and expected terms of approximately seven years, approximately four and half years, approximately three years and approximately three years, respectively. There were assumed to be no dividends paid to holders of the Company’s common stock for either year. The Company recorded stock compensation cost of $1,165 and $691 for the years ended March 31, 2014 and 2013, respectively. This expense was recorded in the employee related functional classification. The weighted average grant date fair value of options granted during the year ended March 31, 2014 was $1.41 per share. Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic values of options exercisable and options outstanding at March 31, 2014 were $323 and $1,949, respectively, based upon the fair value of the Company’s common stock on that date of $6.35, which was greater than the exercise prices of certain options. The future compensation expense to be recognized for unvested option grants at March 31, 2014 was $1,237, which is to be recognized over the next three years.

b) 2009 Employee Stock Purchase Plan

The Company’s Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the years ended March 31, 2014 and 2013 are as follows:

	Year Ended March 31,
	2014	2013
Offering Price per Common Share	$3.69	$22.23
Common Shares Purchased	14,015	669

9. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Year ended March 31,
	2014	2013
Deferred income tax assets:
Net operating losses	$30,039	$30,146
Accrued liabilities	348	271
Inventory allowance	412	250
Other items	168	85
Valuation allowance	(30,967)	(30,752)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Year ended March 31,
	2014	2013
Combined basic US statutory rates	35%	35%
Income taxes (recovery) based on the above rates	$(620)	$119
Increase in income taxes resulting from:
Permanent difference—stock compensation	395	242
Permanent difference—meals & entertainment	20	14
Other	(22)	2
Change in valuation allowance	215	(342)
Income tax expense (benefit)	$(12)	$35

The income tax benefit of $12 for fiscal year 2014 represents a true up of the prior year accrual to actual. The prior year had federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carry forwards and the alternative minimum tax rate of 20%.

The Company has accumulated net operating losses for income tax purposes totaling approximately $85,826, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income. Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.

Tax years that remain open for examination by the Internal Revenue Service include 2010, 2011, 2012 and 2013.

10. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2014, the ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime lending rate increased by 1%, the Company’s costs under the ARPA will increase by approximately $85.

Foreign exchange risk

All of the Company’s revenues and the significant majority of the Company’s expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2014, and 2013.

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2014	$6.2	1	44%	44%
2013	$5.0	1	61%	61%

The receivable representing 44% of the accounts receivable balance at March 31, 2014 was subsequently collected.

Supplier Risk

The Company relies on a two suppliers for the majority of its finished goods. At March 31, 2014 and 2013, the Company owed the suppliers $2,607 and $2,457, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from these suppliers for the years ended March 31, 2014 and 2013 were $23,509 and $15,363, respectively.

11. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. Approximately 76% of the Company’s revenue for fiscal 2014 was derived from sales in the United States. For the fiscal year ended March 31, 2013, the United States accounted for 67% of the revenue and Canada had approximately 13% of the revenue.

The distribution of revenue by country is segmented as follows:

	Year ended March 31,
	2014	2013
Revenue by country:
United States	$27,189	$20,423
Canada	1,724	3,958
All other countries	6,672	6,105
	$35,585	$30,486

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2014, the Company had three customers that had sales that were greater than 10% of total revenue, and all three customers were located in the United States of America. For the year ended March 31, 2013, the Company had two customers that had sales that were greater than 10% of total revenue and both customers were located in the United States of America. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2014	$35.6	3	41%	41%
2013	$30.5	2	43%	43%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2014 and 2013.

12. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease maturity date was August 31, 2014; however, in June 2014 the lease was renewed through August 31, 2019 and the related payments are included in the minimum annual payments table shown below. Rent expense for the years ended March 31, 2014 and 2013 was $234and $262, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2015	$303
2016	299
2017	305
2018	310
2019	310
2020	122
$1,649

b)	Purchase commitment

At March 31, 2014, the Company had purchase obligations extending into fiscal 2015 of approximately $13,928 related to inventory and product development items.

c)	Litigation

At March 31, 2014, the Company and its subsidiaries were not involved in any legal actions.

13. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2013. General administration expense includes expense of $72 and $60 for these fees for the years ended March 31, 2014 and 2013, respectively.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. The Board of Directors also approved a one-time payment of $50 to SG Phoenix LLC for past services rendered during fiscal year 2013. In addition, a $100 discretionary bonus was paid to SG Phoenix LLC for services rendered by Mr. Philip S. Sassower, the Company’s Chief Executive Officer, in fiscal year 2014, in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives. General administration expense includes expense of $300 and $208 for these expenses for the years ended March 31, 2014 and 2013, respectively.

During the fiscal years ended March 31, 2014 and 2013, the Company purchased approximately $76 and $250, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

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

10.2*††	Supplier Agreement Terms and Conditions, by and between Xplore Technologies Corp. and Ubiqconn Technology, Inc. (including Amendment)

10.3	Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.4

Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

10.5

Corporate Guaranty and Surety ship, dated December 10, 2009, by and between Xplore Technologies Corp. and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

10.6

First Amendment and Purchase Order Finance Rider to Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on June 9, 2010)

10.7	Second Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.8	Third Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 3, 2012)

10.9	Fourth Amendment to Accounts Receivable Purchasing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 5, 2012)

10.10

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

10.12*	Fifth Amendment to Lease Agreement, dated May 31, 2014, between G&I VII Summit Tech, LP and Xplore Technologies Corp.

10.13

Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.14	Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on December 21, 2007)

10.15	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

1

Exhibit Number	Description
10.16	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009)

10.17*	Xplore Technologies Corp. Employee Transaction Bonus Pool

21.1

Subsidiaries of Xplore Technologies Corp. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.
††	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was mailed to the SEC on June 25, 2014.

 2