Form 10-Q
period 2014-06-30
XPLORE TECHNOLOGIES CORP
filed 2014-08-12
CIK 1177845

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had 8,437,042 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,642	$5,400
Accounts receivable, net	4,605	6,182
Inventory, net	11,325	7,240
Prepaid expenses and other current assets	253	441
Total current assets	18,825	19,263
Fixed assets, net	782	883
	$19,607	$20,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$4,176	$4,381
Total current liabilities	4,176	4,381
Deferred revenue and non-current warranty liabilities	681	636
Total liabilities	4,857	5,017
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,432 and 8,430, respectively	8	8
Additional paid-in capital	155,141	154,969
Accumulated deficit	(140,399)	(139,848)
	14,750	15,129
	$19,607	$20,146

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended
	June 30, 2014	June 30, 2013

Revenue	$8,267	$5,856
Cost of revenue	5,203	3,615
Gross profit	3,064	2,241

Expenses:
Sales, marketing and support	1,598	1,275
Product research, development and engineering	991	967
General administration	1,007	1,027
	3,596	3,269
Loss from operations	(532)	(1,028)

Other income (expense):
Other	(19)	674
Interest expense	—	(2)
	(19)	672
Net loss	$(551)	$(356)
Loss per common share	(0.07)	(0.04)
Weighted average number of common shares outstanding, basic and fully diluted	8,432,347	8,389,363

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$(551)	$(356)
Items not affecting cash:
Depreciation and amortization	172	125
Provision for doubtful accounts	—	(4)
Stock-based compensation expense	159	389
Equity issued in exchange for services	3	—

Changes in operating assets and liabilities:
Accounts receivable	1,577	1,678
Inventory	(4,085)	(1,702)
Prepaid expenses and other current assets	188	62
Accounts payable and accrued liabilities	(160)	(25)
Net cash (used in) provided by operating activities	(2,697)	167

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(71)	(168)
Net cash used in investing activities	(71)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock	10	—
Net cash provided by financing activities	10	—

CHANGE IN CASH AND CASH EQUIVALENTS	(2,758)	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,400	10,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,642	$10,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$—	$2
Payments for income taxes	$9	$36

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2014.

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

At June 30, 2014, the Company had cash and cash equivalents of approximately $2,642, working capital of approximately $14,649 and total equity of approximately $14,750. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

3. INVENTORY

	June 30, 2014	March 31, 2014
Finished goods	$8,925	$5,979
Computer components	2,400	1,261
Total inventory	$11,325	$7,240

4. LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the loss per share calculations for the three months ended:

	June 30, 2014	June 30, 2013
Warrants	130,000	343,478
Options	1,406,856	1,213,725
	1,536,856	1,557,203

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On June 30, 2014, there were no borrowings under the ARPA.

6. SHARE CAPITAL

On June 1, 2013, the Company entered into a business advisory services agreement with an unrelated party, which included as compensation the issuance of a warrant to purchase 20,000 shares of the Company’s common stock (the “Warrant”). The Warrant vested in four equal quarterly installments over a twelve-month period, which ended on May 31, 2014. The strike price for the first set of 5,000 vested shares is $5.00 per share, the strike price for the second set of 5,000 vested shares is $5.25 per share, the strike price for the third set of 5,000 vested shares is $5.50 per share and the strike price for the fourth set of 5,000 shares is $5.75 per share. The Warrant expires on May 31, 2016.

Warrants Outstanding

At June 30, 2014, there were warrants to purchase an aggregate of 130,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

Number of Exercisable Warrants	Exercise Price (1)	Expiration Date
6,250	$11.86	October 13, 2014
3,750	$17.33	May 13, 2015
20,000	$5.00 to $5.75	May 31, 2016
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a) Stock Options

On July 28, 2009, the Company’s board of directors (the “Board of Directors”) adopted the 2009 Stock Incentive Plan, which is referred to as the 2009 Stock Plan. The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system where the common stock is listed or traded, on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At June 30, 2014, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed 1,687,500 shares. The options under the plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

In June 2014, the Board of Directors approved grants of options to purchase a total of 45,000 and 10,000, shares of the Company’s common stock to six new employees, with exercise prices of $6.28 and $6.16, respectively. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair values of these option awards to be recognized as stock compensation expense was $117.

A summary of the activity in the Company’s 2009 Stock Plan during the three months ended June 30, 2014 was as follows:

	Three months ended June 30, 2014
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2014	1,366,562	$6.55
Granted	55,000	6.26
Exercised	—	—
Forfeited	(14,706)	28.67
Outstanding at end of period	1,406,856	$6.31

At June 30, 2014, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan was 30,678 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at June 30, 2014 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$ 3.44— 4.99	401,666	4.2	—	—
$ 5.00— 7.50	898,750	5.6	241,250	5.8
$ 7.51— 26.99	104,302	1.8	102,130	1.8
$27.00— 44.00	2,138	0.8	2,138	0.8
	1,406,856	4.9	345,518	4.6

The weighted average exercise price of options exercisable at June 30, 2014 was $10.77.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to all grantees in fiscal 2015, to the Board of Directors in fiscal 2014, to officers in fiscal 2014 and to non-officer employees in fiscal 2014 assumed discount rates of approximately 0.96%, 2.11%, 1.51%, and 0.71% respectively, volatility of approximately 49%, 57%, 55%, and 49%, respectively, and expected terms of approximately three years, approximately seven years, approximately four and half years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The Company recorded stock compensation cost of $159 and $389 for the three months ended June 30, 2014 and 2013, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2014 was $186. The future compensation expense to be recognized for unvested option grants at June 30, 2014 was $1,188, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,
	2014	2013
Offering Price per Common Share	$6.03	$3.69
Common Shares Purchased	4,664	5,080

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2013. General administration expense includes an expense of $21 and $15 for the three months ended June 30, 2014 and 2013, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. General administration expense includes an expense of $50 and $50 for the three months ended June 30, 2014 and 2013, respectively, for these fees.

During the three months ended June 30, 2014, the Company purchased approximately $190 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. There were no such purchases during the three months ended June 30, 2013 As of June 30, 2014, the Company owed $62 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 78% and 70% of the Company’s total revenue for the three months ended June 30, 2014 and 2013, respectively. No other country accounted for more than 10% of the Company’s total revenue for the three months ended June 30, 2014 and 2013.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Revenue by country:
United States	$6,480	$4,110
Other	1,787	1,746
	$8,267	$5,856

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2014, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended June 30, 2013, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2014	$8.3	2	48%
June 30, 2013	$5.9	2	37%

At June 30, 2014, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2014	$4.6	2	49%

These receivables, representing 49% of the accounts receivable balance at June 30, 2014, were subsequently collected.

The Company relies on two suppliers for the majority of its finished goods and engineering services related to product development. At June 30, 2014 and 2013, the Company owed these suppliers $2,462 and $2,403, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended June 30, 2014and 2013.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2019. Rent expense for the three months ended June 30, 2014 and 2013, was $59 and $46, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2015	$217
2016	299
2017	305
2018	310
2019	310
2020	122
$1,563

b)	Purchase commitment

At June 30, 2014, the Company had purchase obligations for fiscal 2015 of approximately $15,520 related to inventory and product development items.

c)	Litigation

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

Under the terms of the Settlement Agreement, Deloitte made a payment to the Company in the amount of CAD$700 (Canadian dollars) in full and final satisfaction of all claims made by the Company, and the Company agreed to destroy certain confidential information in the possession of the Company and its expert witness in the proceeding. Included in other income for the three months ended June 30, 2013 is the settlement amount of $694.

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

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and received favorable responses from our end user customers based on year over year revenue growth of approximately 41%, approximately 17% and approximately 11% for the three months ended June 30, 2014, for fiscal years 2014 and 2013, respectively. Since the iX104C5 launch, we have announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, two of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our annual revenue. We announced the availability of the next generation of the iX104, referred to as the C6, in April 2014.

Historically, we have competed in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104C5 product, which weighs approximately 5.4 pounds. To broaden the market for our products and increase our revenue growth opportunities, we are developing multiple new fully-rugged tablets that are lighter and less expensive than the iX104C5, which will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2013, we announced the first of these tablets with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX Pro tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. The RangerX Pro uniquely offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, the RangerX Pro, eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX Pro rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013. We announced the availability of the Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds, on June 24, 2014. In addition, we recently announced the initial Bobcat order for a leading U.S. railroad transportation company. We believe RangerX Pro and Bobcat will significantly broaden our addressable markets.

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

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our audited Annual Consolidated Financial Statements as of March 31, 2014 and 2013 and for the years ended March 31, 2014 and 2013 included in our annual report on Form 10-K filed with the SEC on June 25, 2014. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories. Our customers are predominantly resellers; however, we also sell directly to end-users. We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Financial Instruments. The warrants we have issued in connection with the issuance of stock or for services has been valued separately using the Black-Scholes methodology. The determination of the values attributed to the warrants required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation. In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period, which is generally three years. See Note 8 to our Annual Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three months ended June 30, 2014 and year ended March 31, 2014 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Results of Operations

Revenue. We derive revenue from sales of our rugged wireless tablet PC systems, which encompass a family of active pen and touch tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services. Our revenue also includes service revenue derived from out-of-warranty repairs and from separately priced extended warranty contracts, which is deferred and recognized in income on a straight-line basis over the related contract period.

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

Inflation. During the three months ended June 30, 2014 and 2013, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Revenue. Total revenue for the three months ended June 30, 2014 was $8,267,000, as compared to $5,856,000 for the three months ended June 30, 2013, an increase of $2,411,000, or approximately 41%. An increase in unit sales, primarily in our iX104 product line, accounted for an increase in revenue of approximately 64% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in unit sales was partially offset by a decrease in our average sales price of approximately 23% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 78% and 70% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. No other country accounted for more than 10% of our total revenue for the three months ended June 30, 2014 and 2013.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales. For the three months ended June 30, 2014, we had two customers located in the United States who accounted for approximately 48% of our revenue. For the three months ended June 30, 2013, we had two customers located in the United States who accounted for approximately 37% of our total revenue. At June 30, 2014, we had two customers with receivable balances that totaled approximately 49% of our outstanding receivables. We subsequently collected the receivables from these two customers.

Cost of Revenue. Total cost of revenue for the three months ended June 30, 2014 was $5,203,000, compared to $3,615,000 for the three months ended June 30, 2013, an increase of $1,588,000, or approximately 44%. An increase in unit sales accounted for an increase of approximately 64% in cost of revenue, along with a decrease in average unit cost of approximately 20% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat.

We rely on two suppliers for the majority of our finished goods. The inventory purchases and engineering services from these suppliers for the three months ended June 30, 2014 and 2013 were $7,972,000 and $4,873,000, respectively. At June 30, 2014 and 2013, we owed these suppliers $2,462,000 and $2,411,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $823,000 to $3,064,000 (37.1% of revenue) for the three months ended June 30, 2014, from $2,241,000 (38.3% of revenue) for the three months ended June 30, 2013. The increase in gross profit for the three months ended June 30, 2014 was due primarily to the increases in unit sales and revenue. The slight decrease in the gross profit percentage was due to the changes in the product mix sold.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended June 30, 2014 were $1,598,000, compared to $1,275,000 for the three months ended June 30, 2013. The increase of $323,000, or approximately 25%, is consistent with our plans to generate more awareness of our products through expanded sales and marketing initiatives, and was due to an increase in headcount related costs of $152,000, primarily for new sales and marketing personnel, an increase in commission expense of $68,000 associated with the revenue increase, an increase in nonrecurring relocation and recruiting expenses of $59,000, an increase in demonstration unit expense of $35,000 attributable to market introductions of our new products, and an increase in marketing expenses of $21,000, primarily associated with lead generation activities. These increases were partially offset by a decrease in travel related expenses of $19,000.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended June 30, 2014 were $991,000, an increase of $24,000, or approximately 2%, compared to $967,000 for the three months ended June 30, 2013. The increase in these expenses was due primarily to an increase in product development costs of $33,000, mostly associated with new products and an increase in patent maintenance related expenses of $15,000, offset by a decrease in relocation and stock compensation related expenses of $24,000.

General Administration Expenses. General administration expenses for the three months ended June 30, 2014 were $1,007,000, compared to $1,027,000 for the three months ended June 30, 2013, a decrease of $20,000, or approximately 2%. The decrease primarily consists of a decrease in stock-based compensation expense of $205,000 due to a grant of options to members of our Board of Directors and certain of our officers in June 2013, a decrease in our professional fees of $108,000, primarily legal, offset by an increase in headcount related costs of $269,000, consisting primarily of an incentive compensation accrual for meeting interim revenue and cash flow performance objectives, with such payout contingent upon achievement at year end, and an increase in overhead related expenses of $17,000.

For the three months ended June 30, 2014 and 2013, the fair value of employee stock-based compensation expense was $159,000 and $389,000, respectively. In June 2013, our Board of Directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to our members of our Board of Directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. The decrease in stock compensation expense was principally due to the inclusion in the prior year of an additional five months of expense to account for the first eight months of the initial October 31, 2013 vesting. Stock-based compensation expense related to these grants of $240,000 was recorded during the three months ended June 30, 2013.

Depreciation and amortization expenses for the three months ended June 30, 2014 and 2013 were $172,000 and $125,000, respectively. The increase was primarily due to tooling amortization associated with the new products. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. There was no interest expense for the three months ended June 30, 2014, compared to $2,000 for the three months ended June 30, 2013, a decrease of $2,000.

Other Income/Expense. Other expense for the three months ended June 30, 2014 was $19,000, compared to other income for the three months ended June 30, 2013 of $694,000, resulting from a litigation settlement payment to us referenced below, partially offset by other expenses of $20,000.

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

Net Loss. Our net loss for the three months ended June 30, 2014 was $551,000, as compared to a net loss of $356,000 for the three months ended June 30, 2013.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of June 30, 2014, our working capital was $14,649,000 and our cash and cash equivalents were $2,642,000.

We also have available to us up to a maximum of $8,500,000 through our credit facility with a specialty finance company. See Note 5 to the Consolidated Financial Statements included in this Form 10-Q for the terms of this credit facility. As of August 12, 2014, there were no borrowings outstanding under this credit facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under the credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2014	2013

Net cash (used in) provided by operating activities	$(2,697,000)	$167,000
Net cash used in investing activities	(71,000)	(168,000)
Net cash provided by financing activities	10,000	—
Cash and cash equivalents, end of period	2,642,000	10,279,000

Net cash used in our operating activities was $2,697,000 for the three months ended June 30, 2014, as compared to $167,000 of net cash provided by operating activities for the three months ended June 30, 2013, a decrease of $2,864,000. The decrease in net cash provided by operating activities was due to an unfavorable increase in inventory caused by delays in expected orders of $2,383,000, an unfavorable variance in our net loss, net of items not affecting cash, of $371,000, an unfavorable variance resulting from the timing of accounts receivable billings and collections of $101,000, and an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $135,000, offset by a reduction in prepaid expenses and other current assets of $126,000.

Net cash used in investment activities for the three months ended June 30, 2014 consisted primarily of investments in demonstrations units of our new products of $64,000 and purchases of computer equipment of $7,000, and for the three months ended June 30, 2013, consisted of investments in tooling costs related to new products being developed.

Our financing activities provided $10,000 of net cash for the three months ended June 30, 2014 for the issuance of common stock by the employee stock purchase plan, as compared to no financing activities for the three months ended June 30, 2013.

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

During the three months ended June 30, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2014, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2014 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2014.

Risks Relating to our Business

For the three months ended June 30, 2014, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2014, two customers located in the United States who accounted for approximately 48% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: August 12, 2014	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)