Form 10-Q
period 2014-09-30
XPLORE TECHNOLOGIES CORP
filed 2014-11-13
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 8,470,314 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	September 30, 2014	March 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$625	$5,400
Accounts receivable, net	5,884	6,182
Inventory, net	10,951	7,240
Prepaid expenses and other current assets	201	441
Total current assets	17,661	19,263
Fixed assets, net	734	883
	$18,395	$20,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$3,609	$4,381
Total current liabilities	3,609	4,381
Deferred revenue and non-current warranty liabilities	906	636
Total liabilities	4,515	5,017
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,467 and 8,430, respectively	8	8
Additional paid-in capital	155,438	154,969
Accumulated deficit	(141,566)	(139,848)
	13,880	15,129
	$18,395	$20,146

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$7,522	$7,403	$15,789	$13,259
Cost of revenue	5,255	4,742	10,458	8,357
Gross profit	2,267	2,661	5,331	4,902

Expenses:
Sales, marketing and support	1,714	1,546	3,312	2,821
Product research, development and engineering	739	997	1,730	1,964
General administration	977	1,013	1,984	2,040
	3,430	3,556	7,026	6,825
Loss from operations	(1,163)	(895)	(1,695)	(1,923)

Other income (expense):
Interest expense	(1)	(1)	(1)	(3)
Other	(3)	(10)	(22)	664
	(4)	(11)	(23)	661
Loss before income taxes	(1,167)	(906)	(1,718)	(1,262)
Income tax benefit	-	12	-	12
Net loss	$(1,167)	$(894)	$(1,718)	$(1,250)
Loss per common share	$(0.14)	$(0.11)	$(0.20)	$(0.15)
Weighted average number of common shares outstanding, basic and fully diluted	8,449,678	8,394,388	8,441,061	8,391,889

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net loss	$(1,167)	$(894)	$(1,718)	$(1,250)
Items not affecting cash:
Depreciation and amortization	264	188	436	313
Provision for doubtful accounts	2	2	2	(2)
Stock-based compensation expense	166	255	325	644
Equity issued in exchange for services	(1)	—	2	—

Changes in operating assets and liabilities:
Accounts receivable	(1,281)	(2,136)	296	(458)
Inventory	374	1,322	(3,711)	(380)
Prepaid expenses and other current assets	52	59	240	121
Accounts payable and accrued liabilities	(342)	(1,067)	(502)	(1,092)
Net cash used in operating activities	(1,933)	(2,271)	(4,630)	(2,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(216)	(389)	(287)	(557)
Net cash used in investing activities	(216)	(389)	(287)	(557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock	132	19	142	19
Net cash provided by financing activities	132	19	142	19

CHANGE IN CASH AND CASH EQUIVALENTS	(2,017)	(2,641)	(4,775)	(2,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,642	10,279	5,400	10,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$625	$7,638	$625	$7,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$1	$1	$1	$3
Payments for (refunds of) income taxes	$—	$—	$9	$36

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. The Company’s customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, stock-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

At September 30, 2014, the Company had cash and cash equivalents of approximately $625, working capital of approximately $14,052 and total equity of approximately $13,880. The Company’s management believes that it has adequate cash and cash equivalents on hand, expected cash flow from operations and availability under its financing facility to finance its operations for at least 12 months.

3. INVENTORY

	September 30, 2014	March 31, 2014
Finished goods	$8,366	$5,979
Computer components	2,585	1,261
Total inventory	$10,951	$7,240

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

The following securities were not considered in the loss per share calculations for the three months ended:

	September 30, 2014	September 30, 2013
Warrants	130,000	343,478
Options	1,383,816	1,193,914
	1,513,816	1,537,392

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrue daily. In June 2012, in connection with the reduction of the cost of funds rate from 11.50% and the elimination of a 0.52% discount to the amount FWC paid in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16%, which fees accrue daily. On September 16, 2014, the Company's subsidiary entered into a Reinstatement and Amendment of Inventory Finance Rider and Purchase Order Finance Rider to the ARPA (“ARPA Reinstatement and Amendment Agreement”) with FWC. Under the terms of a Purchase Order Rider to the ARPA, dated April 29, 2010 (“PO Rider”), the Company could receive advances under the ARPA against eligible purchase orders. Under the terms of an Inventory Finance Rider to the ARPA, dated August 26, 2011 (the “Inventory Rider”), the Company could receive advances under the ARPA against eligible inventory. The Inventory Rider overrode the PO Rider and thereafter expired in accordance with its terms. The ARPA Reinstatement and Amendment Agreement reinstated the Inventory Rider to allow for advances against eligible inventory of up to $1,500,000, subject to certain limitations, and fully reinstated the PO Rider under its previous terms. The ARPA Reinstatement and Amendment Agreement also amended the definition of eligible accounts receivables to include those accounts resulting from sales by the Company outside North America, which were previously excluded from the definition.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On September 30, 2014, there were no borrowings under the ARPA.

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

Warrants Outstanding

At September 30, 2014, there were warrants to purchase an aggregate of 130,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

Number of Exercisable Warrants	Exercise Price (1)	Expiration Date
6,250	$11.86	October 13, 2014
3,750	$17.33	May 13, 2015
20,000	$5.00 to 5.75	May 31, 2016
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a) Stock Options

On July 28, 2009, the Company’s board of directors (the “Board of Directors”) adopted the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The 2009 Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system on which the common stock is listed or traded on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At September 30, 2014, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed 1,687,500 shares. The options under the 2009 Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

In August 2014, the Board of Directors approved grants of options to purchase a total of 20,000 shares of the Company’s common stock to two new employees, with an exercise price of $6.28. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair values of these option awards to be recognized as stock compensation expense was $35.

A summary of the activity in the Company’s 2009 Stock Plan during the six months ended September 30, 2014 was as follows:

	Six months ended September 30, 2014
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2014	1,366,562	$6.55
Granted	75,000	5.96
Exercised	(29,997)	3.44
Forfeited	(27,749)	18.33
Outstanding at end of period	1,383,816	$6.35

In July and August 2014, options to purchase 29,997 were exercised and the Company received $103 of cash. The intrinsic value for options exercised was $46. At September 30, 2014, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan was 58,997 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at September 30, 2014 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44— 4.99	365,002	3.9	46,663	3.8
$5.00— 7.50	913,750	5.4	241,250	5.7
$7.51— 26.99	102,926	1.5	100,795	1.5
$27.00— 44.00	2,138	0.5	2,138	0.5
	1,383,816	4.7	390,846	4.3

The weighted average exercise price of options exercisable at September 30, 2014 was $9.85.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to all grantees in fiscal 2015, to the Board of Directors in fiscal 2014, to officers in fiscal 2014 and to non-officer employees in fiscal 2014 assumed discount rates of approximately 0.96%, 2.11%, 1.51%, and 0.71%, respectively, volatility of approximately 49%, 57%, 55%, and 49%, respectively, and expected terms of approximately three years, approximately seven years, approximately four and half years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The weighted average grant date fair value of options granted during the six months ended September 30, 2014 and 2013 was $2.02 and $1.31, respectively. The Company recorded stock compensation cost of $166 and $255 for the three months ended September 30, 2014 and 2013, respectively, and $325 and $644 for the six months ended September 30, 2014 and 2013, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2014 was $113. The future compensation expense to be recognized for unvested option grants at September 30, 2014 was $1,037, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended September 30, 2014 and 2013 are as follows:

	Six Months Ended September 30,
	2014	2013
Offering Price per Common Share	$6.03	$3.69
Common Shares Purchased	7,939	8,368

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, effective October 1, 2013, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1. General administration expense includes an expense of $21 and $15 for the three months ended September 30, 2014 and 2013, respectively, and $42 and $30 for the six months ended September 30, 2014 and 2013, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2013. On February 6, 2013, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. General administration expense includes an expense of $50 and $50 for the three months ended September 30, 2014 and 2013, respectively, and $100 and $100 for the six months ended September 30, 2014 and 2013, respectively, for these fees.

During the six months ended September 30, 2014, the Company purchased approximately $207 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. There were no such purchases during the six months ended September 30, 2013. As of September 30, 2014, the Company owed $10 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 80% of the Company’s total revenue for the three months ended September 30, 2014. The United States accounted for approximately 79% of the Company’s total revenue for the six months ended September 30, 2014. The United States and Canada accounted for approximately 69% and 10%, respectively, of the Company’s total revenue for the three months ended September 30, 2013. The United States accounted for approximately 69% of the Company’s total revenue for the six months ended September 30, 2013.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue by country:
United States	$6,026	$5,072	$12,506	$9,182
Canada	274	719	608	962
Other	1,222	1,612	2,675	3,115
	$7,522	$7,403	$15,789	$13,259

The Company has a variety of customers, and in any given year a single customer may account for a significant portion of the Company’s sales. For the three and six months ended September 30, 2014, the Company had three customers located in the United States who accounted for more than 10% of total revenue. For the three and six months ended September 30, 2013, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2014	$7.5	3	48%
September 30, 2013	$7.4	2	33%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2014	$15.8	3	48%
September 30, 2013	$13.3	2	35%

At September 30, 2014, the Company had three customers that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2014	$5.9	4	71%

These receivables represented 71% of the accounts receivable balance at September 30, 2014.

The Company relies on two suppliers for the majority of its finished goods and engineering services related to product development. At September 30, 2014 and 2013, the Company owed these suppliers $1,736 and $1,373, respectively, which was recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended September 30, 2014 and 2013.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)             Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2019. Rent expense for the three months ended September 30, 2014 and 2013, was $62 and $62, respectively. Rent expense for the six months ended September 30, 2014 and 2013, was $121 and $108, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2015	$148
2016	299
2017	305
2018	310
2019	310
2020	122
$1,494

b)             Purchase commitment

At September 30, 2014, the Company had purchase obligations for fiscal 2015 of approximately $12,748 related to inventory and product development items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We launched our fifth generation iX104C5 line of rugged tablet PCs in May 2011 and received favorable responses from our end user customers based on year over year revenue growth of approximately 19% for the first six months of fiscal year 2015, approximately 17% for fiscal year 2014 and approximately 11%, for fiscal year 2013. Since its launch, we have announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, two of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increases in our annual revenue. We announced the availability of the next generation of the iX104, referred to as the C6, in April 2014.

Historically, we have competed in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104 systems, which weigh approximately 5.4 pounds. To broaden the market for our products and increase our revenue growth opportunities, we have developed and are continuing to develop multiple new fully-rugged tablets that are lighter and less expensive than the iX104C5, which will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2013, we announced the first of these tablets with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX Pro tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. The RangerX Pro uniquely offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, the RangerX Pro, eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX Pro rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013. On June 24, 2014, we announced the availability of the Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds. In addition, we announced the initial Bobcat order for a leading U.S. railroad transportation company in the first quarter of fiscal 2015.

More recently, on September 30, 2014, October 7, 2014, October 14, 2014 and October 21, 2014 we announced significant new purchase orders for one of the world's largest airlines, an existing major U.S. military program, an existing project with a major U.S. telecommunications provider and new deployment for a different major U.S. telecommunications provider, respectively, for our iX104C6, iX104 C5 M1, RangerX Pro and Bobcat rugged tablets, respectively. The aggregate value of the purchase orders was approximately $14 million, of which we believe the majority will be shipped in our third fiscal quarter ending December 31, 2014.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and six months ended September 30, 2014 and year ended March 31, 2014 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

In May 2014, the Financial Accounting Standards Board, or FASB, amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

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

Inflation. During the three and six months ended September 30, 2014 and 2013, we believe inflation and changing prices have not had material impact on our revenue or on our loss from continuing operations.

Three and Six Months Ended September 30, 2014 vs. Three and Six Months Ended September 30, 2013

Revenue. Total revenue for the three months ended September 30, 2014 was $7,522,000, as compared to $7,403,000 for the three months ended September 30, 2013, an increase of $119,000, or approximately 2%. An increase in unit sales accounted for an increase in revenue of approximately 60% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in unit sales was offset by a decrease in our average sales price of approximately 58% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat, which have a lower price point than our iX104 systems. Total revenue for the six months ended September 30, 2014 was $15,789,000, as compared to $13,259,000 for the six months ended September 30, 2013, an increase of $2,530,000, or approximately 19%. The increase in unit sales accounted for an increase in revenue of approximately 62% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in unit sales was offset by a decrease in our average sales price of approximately 43% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. The United States accounted for approximately 80% and 79% of our total revenue for the three and six months ended September 30, 2014, respectively. The United States and Canada accounted for approximately 69% and 10%, respectively, of our total revenue for the three months ended September 30, 2013. The United States accounted for approximately 69% of our total revenue for the six months ended September 30, 2013.

We have a number of customers and, in any given period, a single customer may account for a significant portion of our sales. For the three and six months ended September 30, 2014, we had three customers located in the United States who accounted for approximately 48% of our revenue in each period. For the three months ended September 30, 2013, we had two customer located in the United States who accounted for approximately 33% of our revenue. For the six months ended September 30, 2013, we had two customers located in the United States who accounted for approximately 35%. At September 30, 2013, we had two customers with accounts receivable balances that totaled approximately 43% of our outstanding receivables, all of which were subsequently collected. At September 30, 2014, we had four customers with accounts receivable balances that totaled approximately 71% of our outstanding receivables.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2014 was $5,255,000, compared to $4,742,000 for the three months ended September 30, 2013, an increase of $513,000, or approximately 11%. An increase in unit sales accounted for an increase of approximately 60% in cost of revenue, offset by a decrease in average unit cost of approximately 49% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat. Total cost of revenue for the six months ended September 30, 2014 was $10,458,000, compared to $8,357,000 for the six months ended September 30, 2013, a decrease of $2,101,000, or approximately 25%. An increase in unit sales accounted for an increase of approximately 62% in cost of revenue, offset by a decrease in average unit cost of approximately 37% due to changes in the product mix sold, primarily arising from sales of the RangerX Pro and Bobcat.

We rely on two suppliers for the majority of our finished goods. The inventory purchases and engineering services from these suppliers for the six months ended September 30, 2014 and 2013 were $11,484,000 and $7,123,000, respectively. At September 30, 2014 and 2013, we owed these suppliers $1,736,000 and $1,373,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit decreased by $394,000, to $2,267,000 (30.1% of revenue) for the three months ended September 30, 2014 from $2,661,000 (35.9% of revenue) for the three months ended September 30, 2013. The decrease in gross profit for the three months ended September 30, 2014 was due to the change in product mix arising from sales of RangerX Pro and Bobcat (2.9% of revenue), freight (1.4% of revenue), inventory write-down (0.7% of revenue) and the amortization of tooling related to our new products (0.8% of revenue) . The decrease in the gross profit percentage was due to the changes in the product mix sold. Total gross profit increased by $429,000 to $5,331,000 (33.8% of revenue) for the six months ended September 30, 2014, from $4,902,000 (37.0% of revenue) for the six months ended September 30, 2013. The decrease in gross profit percentage for the six months ended September 30, 2014 was due to the change in product mix arising from sales of RangerX Pro and Bobcat (2.0% of revenue), freight (0.2% of revenue), inventory write-down (0.3% of revenue) and the amortization of tooling related to our new products (0.7% of revenue).

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended September 30, 2014 were $1,714,000, compared to $1,546,000 for the three months ended September 30, 2013. The increase of $168,000, or approximately 10%, is consistent with our plans to generate more awareness of our products through expanded sales and marketing initiatives, and was primarily due to an increase in headcount related costs of $128,000 associated with incremental sales and marketing personnel, an increase in travel related expenses of $63,000 and an increase in relocation and recruiting expenses of $28,000 related to the new hires. These increases were partially offset by a decrease in commission expense of $37,000 and a reduction in sales meeting expenses of $24,000 as the sales meeting for fiscal 2015 was held in our first quarter. Sales, marketing and support expenses for the six months ended September 30, 2014 were $3,312,000, compared to $2,821,000 for the six months ended September 30, 2013, an increase of $491,000, or approximately 17%. This increase was due primarily to an increase in headcount related costs of $269,000, an increase in relocation and recruiting expenses of $73,000, an increase in travel related expenses of $46,000, an increase in marketing expense of $39,000, an increase in commission expense of $31,000 associated with the revenue increase and an increase in demonstration units of $40,000. The increases were partially offset by a net decline in other insignificant expense fluctuations aggregating $13,000.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended September 30, 2014 were $739,000, a decrease of $258,000, or approximately 26%, compared to $997,000 for the three months ended September 30, 2013. In the period in the prior fiscal year, we were developing the three new major products that were completed and announced. Accordingly, our research and development expenses declined in fiscal 2015 due to reduced activity. The decrease in the expenses consisted of a decline in product development costs of $198,000 and a reduction in headcount related expenses of $81,000 due to fewer employees in this area, offset by an increase in patent maintenance related expenses of $21,000. Product research, development and engineering expenses for the six months ended September 30, 2013 were $1,730,000, a decrease of $234,000, or approximately 12%, compared to $1,964,000 for the six months ended September 30, 2013. The decrease in the expenses consisted of a decline in product development costs of $166,000 and a reduction in headcount related expenses of $104,000, offset by an increase in patent maintenance related expenses of $36,000.

General Administration Expenses. General administration expenses for the three months ended September 30, 2014 were $977,000, compared to $1,013,000 for the three months ended September 30, 2013, a decrease of $36,000, or approximately 4%. The decrease primarily consists of a decrease in stock-based compensation expense of $67,000 due to the timing of new grants and forfeitures and a reduction in investor relations expenses of $20,000, offset by an increase in headcount related costs of $37,000, consisting primarily of an incentive compensation accrual for meeting interim revenue and cash flow performance objectives, with such payout contingent upon meeting annual objectives at year end, and an increase in information technology related expenses of $16,000 for infrastructure support. General administration expenses for the six months ended September 30, 2014 were $1,984,000, compared to $2,040,000 for the three months ended September 30, 2013, a decrease of $56,000, or approximately 3%. The decrease primarily consists of a decrease in stock-based compensation expense of $272,000, primarily due to a grant of options to members of our Board of Directors and certain of our officers in June 2013, a decrease in our professional fees of $120,000, primarily legal, and a reduction in investor relations expenses of $16,000. The decreases were offset by an increase in headcount related costs of $285,000, consisting primarily of an incentive compensation accrual for meeting interim revenue and cash flow performance objectives, with such payout contingent upon meeting annual objectives at year end, supply chain related headcount and an increase in relocation expenses of $21,000 and a net increase in other insignificant expense fluctuations aggregating $46,000.

For the three months ended September 30, 2014 and 2013, the fair value of employee stock-based compensation expense was $166,000 and $255,000, respectively. In June 2013, our Board of Directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to our members of our Board of Directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. The decrease in stock compensation expense was principally due to the inclusion in the prior year of an additional five months of expense to account for the first eight months of the initial October 31, 2013 vesting. Stock-based compensation expense related to these grants of $240,000 was recorded during the three months ended June 30, 2013. For the six months ended September 30, 2014 and 2013, the recorded employee stock-based compensation expense was $325,000 and $644,000, respectively. The fluctuation in this expense is attributable to the timing of the granting of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2014 and 2013 were $264,000 and $188,000, respectively. Depreciation and amortization expenses for the six months ended September 30, 2014 and 2013 were $436,000 and $313,000, respectively. The increase in depreciation expense in fiscal year 2015 is principally due to an increase in tooling amortization associated with our new RangerX Pro, C6 and Bobcat tablets, which were not in production in the prior year, of approximately $65,000 and $130,000, respectively, for the three and six months ended September 30, 2014. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended September 30, 2014 and 2013 was $1,000 in both periods and interest expense for the six months ended September 30, 2014 was $1,000, compared to $3,000 for the six months ended September 30, 2013.

Other Income/Expense. Other expense for the three months ended September 30, 2014, was $3,000, compared to $10,000 for the three months ended September 30, 2013. Other expense for the six months ended September 30, 2014, was $22,000, compared to other income of $664,000 for the six months ended September 30, 2013, primarily resulting from a litigation settlement payment to us referenced below.

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

Income Tax Benefit. The income tax benefits of $12,000 during the three and six months ended September 30, 2013 are the result of true-ups of the accrual of income tax expense for our fiscal year 2013 to reflect the amount of such taxes reflected in the actual return filed for that fiscal year.

Net Loss. Our net loss for the three months ended September 30, 2014 was $1,167,000, as compared to a net loss of $894,000 for the three months ended September 30, 2013, an increase of $273,000. The increase was due to the gross profit decline, partially offset by a reduction in operating expenses. The net loss for the six months ended September 30, 2014, was $1,718,000, compared to a net loss of $1,250,000 for the six months ended September 30, 2013, an increase of $468,000. Our loss from operations for the six months ended September 30, 2014 declined by $197,000 due to higher revenue and gross profit; however, the net loss increase was due to the aforementioned other income from the litigation settlement of $694,000 in the prior fiscal year.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of September 30, 2014, our working capital was $14,052,000 and our cash and cash equivalents were $625,000.

We also have available to us up to a maximum of $8,500,000 through our credit facility with a specialty finance company. See Note 5 to the Consolidated Financial Statements included in this Form 10-Q for the terms of this credit facility. As of November 10, 2014, there were no borrowings outstanding under this credit facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under the credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net cash used in operating activities	$(1,933,000)	$(2,271,000)	$(4,630,000)	$(2,104,000)
Net cash used in investing activities	(216,000)	(389,000)	(287,000)	(557,000)
Net cash provided by financing activities	132,000	19,000	142,000	19,000
Cash and cash equivalents	625,000	7,638,000	625,000	7,638,000

Net cash used in our operating activities was $1,933,000 for the three months ended September 30, 2014, as compared to $2,271,000 of net cash used in operating activities for the three months ended September 30, 2013, a decrease of $338,000. The decrease in net cash used in operating activities was due to a reduction in the unfavorable variance resulting from the timing of accounts receivable billings and collections of $855,000, a decrease in the use of cash arising from the timing of accounts payables and accrued liabilities of $725,000, partially offset by the decline in inventory being $948,000 less than the prior year’s favorable decline in inventory, an unfavorable variance in our net loss, net of items not affecting cash, of $287,000 and the reduction in prepaid expenses and other current assets being $7,000 less than the prior year. Net cash used in our operating activities was $4,630,000 for the six months ended September 30, 2014, as compared to $2,104,000 of net cash used in operating activities for the three months ended September 30, 2013, a decrease of $2,526,000. The increase in net cash used in operating activities was due to an unfavorable increase of $3,331,000 in inventory caused by delays in expected orders and an unfavorable variance in our net loss, net of items not affecting cash, of $658,000, partially offset by a favorable variance resulting from the timing of accounts receivable billings and collections of $754,000, a decrease in the use of cash arising from the timing of accounts payables and accrued liabilities of $590,000 and an increase in the use of cash arising from prepaid expenses and other current assets of $119,000.

Net cash used in investment activities for the three months ended September 30, 2014 of $216,000 consisted primarily of investments in demonstrations units of our new products of $170,000 and purchases of computer and other equipment of $46,000, compared to net cash used for the three months ended September 30, 2013 of $389,000, which consisted primarily of investments in tooling costs related to new products being developed. Net cash used in investment activities for the six months ended September 30, 2014 of $287,000 consisted primarily of investments in demonstrations units of our new products of $234,000 and purchases of computer and other equipment of $53,000, compared to $557,000 net cash used for the six months ended September 30, 2013, which consisted of investments in tooling costs related to new products being developed.

Our financing activities provided $132,000 and $142,000 of net cash for the three and six months ended September 30, 2014, respectively, from the issuance of common stock related to the exercise of stock options and for the issuance of common stock by the employee stock purchase plan. Net cash provided by financing activities for the three and six months ended September 30, 2013 consisted solely of proceeds from the issuance of common stock through our employee stock purchase plan.

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

During the three months ended September 30, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2014, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2014 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2014.

Risks Relating to our Business

For the three months ended September 30, 2014, we had three customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2014, three customers located in the United States who accounted for approximately 48% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: November 13, 2014	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)