Form 10-Q
period 2014-12-31
XPLORE TECHNOLOGIES CORP
filed 2015-02-12
CIK 1177845

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of December 31, 2014, the registrant had 8,479,254 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,364	$5,400
Accounts receivable, net	8,470	6,182
Inventory, net	9,628	7,240
Prepaid expenses and other current assets	268	441
Total current assets	21,730	19,263
Fixed assets, net	804	883
	$22,534	$20,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$4,920	$4,381
Total current liabilities	4,920	4,381
Deferred revenue and non-current warranty liabilities	1,138	636
Total liabilities	6,058	5,017
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 8,477 and 8,430, respectively	8	8
Additional paid-in capital	155,633	154,969
Accumulated deficit	(139,165)	(139,848)
	16,476	15,129
	$22,534	$20,146

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$16,443	$13,981	$32,232	$27,240
Cost of revenue	10,569	9,136	21,027	17,493
Gross profit	5,874	4,845	11,205	9,747

Expenses:
Sales, marketing and support	1,630	1,675	4,942	4,496
Product research, development and engineering	815	1,360	2,545	3,324
General administration	980	917	2,964	2,957
	3,425	3,952	10,451	10,777
Income (loss) from operations	2,449	893	754	(1,030)

Other income (expense):
Interest expense	(7)	-	(8)	(3)
Other	(2)	(3)	(24)	661
	(9)	(3)	(32)	658
Income (loss) before income taxes	2,440	890	722	(372)
Income tax (expense) benefit	(39)	-	(39)	12
Net income (loss)	$2,401	$890	$683	$(360)
Income (loss) per common share, primary	$0.28	$0.11	$0.08	$(0.04)
Income (loss) per common share, fully diluted	$0.28	$0.11	$0.08	$(0.04)
Weighted average number of common shares outstanding, basic	8,473,140	8,397,695	8,451,928	8,393,832
Weighted average number of common shares outstanding, fully diluted	8,571,812	8,414,312	8,553,336	8,393,832

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$2,401	$890	$683	$(360)
Items not affecting cash:
Depreciation and amortization	253	217	689	530
Provision for doubtful accounts	1	(3)	3	(5)
Stock-based compensation expense	152	266	477	910
Equity issued in exchange for services	—	8	2	8

Changes in operating assets and liabilities:
Accounts receivable	(2,587)	(5,229)	(2,291)	(5,687)
Inventory	1,323	(3,211)	(2,388)	(3,591)
Prepaid expenses and other current assets	(67)	(215)	173	(94)
Accounts payable and accrued liabilities	1,543	5,209	1,041	4,117
Net cash provided by (used in) operating activities	3,019	(2,068)	(1,611)	(4,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(323)	(280)	(610)	(837)
Net cash used in investing activities	(323)	(280)	(610)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Stock	43	12	185	31
Net cash provided by financing activities	43	12	185	31

CHANGE IN CASH AND CASH EQUIVALENTS	2,739	(2,336)	(2,036)	(4,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	625	7,638	5,400	10,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,364	$5,302	$3,364	$5,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$7	$—	$8	$3
Payments for (refunds of) income taxes	$—	$(12)	$9	$24

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s tablets are waterproof for up to 30 minutes in water up to a depth of three feet, are impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. The Company’s customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military, one of the world’s largest airlines and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2014.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xplore Technologies Corporation of America.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, stock-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

At December 31, 2014, the Company had cash and cash equivalents of approximately $3,364, working capital of approximately $16,810 and total equity of approximately $16,476. The Company’s management believes that it has adequate cash and cash equivalents on hand, expected cash flow from operations and availability under its financing facility to finance its operations for at least 12 months.

3. INVENTORY

	December 31, 2014	March 31, 2014
Finished goods	$7,436	$5,979
Computer components	2,192	1,261
Total inventory	$9,628	$7,240

4. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended December 31, 2014 and 2013 and the nine months ended December 31, 2014 are calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, which were 98,672 and 16,617 shares related to dilutive options and warrants for the three months ended December 31, 2014 and 2013, respectively, and 101,408 for the nine months ended December 31, 2014. The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the nine months ended December 31, 2013 as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the loss per share calculations for the nine months ended December 31, 2013:

December 31, 2013
Warrants	137,500
Options	1,293,022
1,430,522

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC may purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500. Under the terms of the ARPA, FWC purchases eligible receivables from the subsidiary with full recourse for the face amount of such eligible receivables. FWC retains 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary is required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrue daily. In June 2012, in connection with the reduction of the cost of funds rate from 11.50% and the elimination of a 0.52% discount to the amount FWC paid in connection with its purchase of eligible receivables, the Company agreed to a financial covenant requiring that, as of the last day of each fiscal quarter, the Company’s subsidiary’s net worth (defined as assets minus liabilities) will not be less than $4,000. In the event the Company is unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC will be increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16%, which fees accrue daily. On September 16, 2014, the Company's subsidiary entered into a Reinstatement and Amendment of Inventory Finance Rider and Purchase Order Finance Rider to the ARPA (“ARPA Reinstatement and Amendment Agreement”) with FWC. Under the terms of a Purchase Order Rider to the ARPA, dated April 29, 2010 (“PO Rider”), the Company could receive advances under the ARPA against eligible purchase orders. Under the terms of an Inventory Finance Rider to the ARPA, dated August 26, 2011 (the “Inventory Rider”), the Company could receive advances under the ARPA against eligible inventory. The Inventory Rider overrode the PO Rider and thereafter expired in accordance with its terms. The ARPA Reinstatement and Amendment Agreement reinstated the Inventory Rider to allow for advances against eligible inventory of up to $1,500, subject to certain limitations, and fully reinstated the PO Rider under its previous terms. The ARPA Reinstatement and Amendment Agreement also amended the definition of eligible accounts receivables to include those accounts resulting from sales by the Company outside North America, which were previously excluded from the definition.

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

The ARPA contains standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company has guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA are secured by a first priority security interest on all assets of the subsidiary. On December 31, 2014, there were no borrowings under the ARPA.

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

Warrants Outstanding

At December 31, 2014, there were warrants to purchase an aggregate of 123,750 shares of the Company’s common stock outstanding, all of which are fully exercisable, as detailed in the table below:

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

At December 31, 2014, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed 1,687,500 shares. The options under the 2009 Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

In November 2014, the Board of Directors approved grants of options to purchase a total of 5,000 shares of the Company’s common stock to a new employee, with an exercise price of $5.90. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair values of these option awards to be recognized as stock compensation expense was $10.

A summary of the activity in the Company’s 2009 Stock Plan during the nine months ended December 31, 2014 is as follows:

	Nine months ended December 31, 2014
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2014	1,366,562	$6.55
Granted	80,000	5.96
Exercised	(36,663)	3.44
Forfeited	(44,918)	13.41
Outstanding at end of period	1,364,981	$6.37

In November 2014, options to purchase 6,666 shares of the Company’s common stock were exercised, for which the Company received $23 of cash. The intrinsic value for options exercised was $14. At December 31, 2014, the total number of shares of the Company’s common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan was 65,663 and the total number of shares of the Company’s common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable as at December 31, 2014 was as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44	—	4.99	351,669	3.7	101,663	3.7
$5.00	—	7.50	908,750	5.1	482,500	5.3
$7.51	—	26.99	102,424	1.3	102,006	1.3
$27.00	—	44.00	2,138	0.3	2,138	0.3
			1,364,981	4.5	688,307	4.5

The weighted average exercise price of options exercisable at December 31, 2014 was $7.77.

The options have been valued separately using the Black-Scholes methodology. The options issued to members of the Board of Directors, officers and non-officer employees in fiscal 2014 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to all grantees in fiscal 2015, to members of the Board of Directors in fiscal 2014, to officers in fiscal 2014 and to non-officer employees in fiscal 2014 assumed discount rates of approximately 0.96%, 2.11%, 1.51%, and 0.71%, respectively, volatility of approximately 49%, 57%, 55%, and 49%, respectively, and expected terms of approximately three years, approximately seven years, approximately four and half years and approximately three years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The weighted average grant date fair value of options granted during the nine months ended December 31, 2014 and 2013 was $2.02 and $1.31, respectively. The Company recorded stock compensation cost of $152 and $266 for the three months ended December 31, 2014 and 2013, respectively, and $477 and $910 for the nine months ended December 31, 2014 and 2013, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2014 was $1,078. The future compensation expense to be recognized for unvested option grants at December 31, 2014 was $860, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan (the “ESPP”), which was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009. The offering price per common share and number of common shares purchased for the periods ended December 31, 2014 and 2013 are as follows:

	Nine Months Ended December 30,
	2014	2013
Offering Price per Common Share	$6.03	$3.69
Common Shares Purchased	10,213	11,176

8. RELATED PARTY TRANSACTIONS

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, effective October 1, 2013, in the amount of $4 for each such committee on which such member serves, to be paid quarterly in the amount of $1. General administration expense includes an expense of $21 and $21 for the three months ended December, 2014 and 2013, respectively, and $63 and $51 for the nine months ended December 31, 2014 and 2013, respectively, relating to these fees.

The Board of Directors has approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $200, to be paid monthly in the amount of $16.7, for services to be rendered by SG Phoenix LLC during each year. General administration expense includes an expense of $50 and $50 for the three months ended December, 2014 and 2013, respectively, and $150 and $150 for the nine months ended December 31, 2014 and 2013, respectively, for these fees.

During the nine months ended December 31, 2014 and 2013, the Company purchased approximately $322 and $76, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. As of December 31, 2014, the Company owed $36 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 91% and 80% of the Company’s total revenue for the three months ended December 31, 2014 and 2013, respectively. The United States accounted for approximately 85% and 75% of the Company’s total revenue for the nine months ended December 31, 2014 and 2013, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December, 2014	December 31, 2013
Revenue by country:
United States	$14,970	$11,122	$27,476	$20,304
Other	1,473	2,859	4,756	6,936
	$16,443	$13,981	$32,232	$27,240

The Company has a variety of customers, and in any given year a single customer may account for a significant portion of the Company’s sales. For the three months ended December 31, 2014, the Company had three customers located in the United States who accounted for more than 10% of total revenue. For the nine months ended December 31, 2014, the Company had four customers located in the United States who accounted for more than 10% of total revenue. For the three months and nine months ended December 31, 2013, the Company had three customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2014	$16.4	3	78%
December 31, 2013	$14.0	3	57%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2014	$32.2	4	64%
December 31, 2013	$27.2	3	39%

At December 31, 2014, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

As of	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2014	$8.5	1	60%

This receivable, representing 60% of the accounts receivable balance at December 31, 2014, was subsequently collected.

The Company relies on two suppliers for the majority of its finished goods and engineering services related to product development. At December 31, 2014 and 2013, the Company owed these suppliers $2,236 and $5,933, respectively, which was recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three and nine months ended December 31, 2014 and 2013.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)     Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2019. Rent expense for the three months ended December 31, 2014 and 2013, was $77 and $63, respectively. Rent expense for the nine months ended December 31, 2014 and 2013, was $198 and $172, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2015	$74
2016	299
2017	305
2018	310
2019	310
2020	122
$1,420

b)	Purchase commitment

At December 31, 2014, the Company had purchase obligations for fiscal 2015 of approximately $11,592 related to inventory and product development items.

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

Under the terms of the Settlement Agreement, Deloitte made a payment to the Company in the amount of CAD$700 (Canadian dollars) in full and final satisfaction of all claims made by the Company, and the Company agreed to destroy certain confidential information in the possession of the Company and its expert witness in the proceeding. Included in other income for the nine months ended December 31, 2013 is the settlement amount of $694.

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

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer systems, or PCs. Our rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products enable the extension of traditional computing systems to a range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our tablets are waterproof for up to 30 minutes in water up to a depth of three feet, impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military, one of the world’s largest airlines and first responders.

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We launched our fifth generation iX104C5 line of rugged tablet PCs in May 2011 and received favorable responses from our end user customers, based on year over year revenue growth of approximately 18% for the first nine months of fiscal year 2015, approximately 17% for fiscal year 2014 and approximately 11%, for fiscal year 2013. Since its launch, we have announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, two of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increases in our annual revenue. We announced the availability of the next generation of the iX104, referred to as the C6, in April 2014. Since its launch, we have announced the receipt of significant orders for our iX104C6 from one of the world’s largest airline and a service provider to the telecommunications and utility companies.

Historically, we have competed in a subset of the market for large rugged PCs, given the ultra-rugged attributes of the iX104 systems, which weigh approximately 5.4 pounds. To broaden the market for our products and increase our revenue growth opportunities, we have developed and are continuing to develop multiple new fully-rugged tablets that are lighter and less expensive than the iX104, which will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2013, we announced the first of these tablets with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. We believe the lighter RangerX Pro tablet is ideal for field service applications and more mobile market opportunities, as compared to the iX104. The RangerX Pro uniquely offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, the RangerX Pro, eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. On December 11, 2013, we announced the receipt of the first major purchase order for our RangerX Pro rugged Android tablet, in the amount of approximately $4 million, from a major U.S. telecommunications provider. We completed and shipped the order in December 2013. On June 24, 2014, we announced the availability of the Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds. In addition, we announced the initial Bobcat order for a leading U.S. railroad transportation company in the first quarter of fiscal 2015.

More recently, on September 30, 2014, October 7, 2014, October 14, 2014 and October 21, 2014 we announced significant new purchase orders for one of the world's largest airlines, an existing major U.S. military program, an existing project with a major U.S. telecommunications provider and new deployment for a different major U.S. telecommunications provider, respectively, for our iX104C6, iX104 C5 M1, RangerX Pro and Bobcat rugged tablets, respectively. The aggregate value of the purchase orders was approximately $14 million, the majority of which was shipped in our third fiscal quarter ended December 31, 2014.

We believe RangerX Pro and Bobcat will significantly broaden our addressable markets. Further, we believe our strategy of expanding our product offerings from one to three product families is working, as evidenced by our results for the three months ended December 31, 2014, with revenues of $16,443,000, the highest in our history, representing 18% year-over-year growth, and net income of $2,401,000, also the largest quarterly net income in our history, representing approximately 15% of revenue.

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

Warranty Reserves. We make provisions for warranties at the time of sale, which are based on our experience and monitored regularly. The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party. A portion of our warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by our contract manufacturers; however, we also provide the coverage on the portion of our obligations which is not covered by these agreements, for which we establish related reserves at the time of sale. We are moving to more of a self-insured model due to changes in our warranty offerings and warranty claim experience. If our estimates for warranties and returns are too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and nine months ended December 31, 2014 and year ended March 31, 2014 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three and nine months ended December 31, 2014 and 2013, we believe inflation and changing prices have not had material impact on our revenue or on our loss from continuing operations.

Three and Nine Months Ended December 31, 2014 vs. Three and Nine Months Ended December 31, 2013

Revenue. Total revenue for the three months ended December 31, 2014 was $16,443,000, as compared to $13,981,000 for the three months ended December 31, 2013, an increase of $2,462,000, or approximately 18%. The increase in revenue was due to an approximate 23% increase in unit sales for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, that was partially offset by a decrease in our average sales price of approximately 5% due to changes in the product mix sold, primarily arising from sales of our RangerX Pro and Bobcat systems, which have a lower price point than our iX104 systems. Total revenue for the nine months ended December 31, 2014 was $32,232,000, as compared to $27,240,000 for the nine months ended December 31, 2013, an increase of $4,992,000, or approximately 18%. The increase in revenue was due to an approximate 37% increase in unit sales for the nine months ended December 31, 2014, as compared to the three months ended December 31, 2013, that was partially offset by a decrease in our average sales price of approximately 19% due to similar changes in the product mix sold during the period.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems. Sales in the United States accounted for approximately 91% and 85% of our total revenue for the three and nine months ended December 31, 2014, respectively. Sales in the United States accounted for approximately 80% and 75% of our total revenue for the three and nine months ended December 31, 2013, respectively.

We have a number of customers and, in any given period, a single customer may account for a significant portion of our sales. For the three months ended December 31, 2014, we had three customers located in the United States who accounted for approximately 78% of our revenue. For the nine months ended December 31, 2014, we had four customers located in the United States who accounted for approximately 64% of our revenue. For the three months ended December 31, 2013, we had three customers located in the United States who accounted for approximately 57% of our revenue. For the nine months ended December 31, 2013, we had three customers located in the United States who accounted for approximately 39%. At December 31, 2014, we had one customer with accounts receivable balances that totaled approximately 60% of our outstanding receivables. At December 31, 2013, we had two customers with accounts receivable balances that totaled approximately 57% of our outstanding receivables, all of which were subsequently collected.

Cost of Revenue. Total cost of revenue for the three months ended December 31, 2014 was $10,569,000, compared to $9,136,000 for the three months ended December 31, 2013, an increase of $1,433,000, or approximately 16%. The increase in cost of revenue was due to an increase of approximately 23% in unit sales, offset by a decrease in average unit cost of approximately 7% due to changes in the product mix sold, primarily arising from sales of our RangerX Pro and Bobcat systems. Total cost of revenue for the nine months ended December 31, 2014 was $21,027,000, as compared to $17,493,000 for the nine months ended December 31, 2013, an increase of $3,534,000, or approximately 20%. An increase in unit sales of approximately 37% accounted for the increase in cost of revenue, which was partially offset by a decrease in average unit cost of approximately 17% due to similar changes in the product mix sold during the period.

We rely on two suppliers for the majority of our finished goods. Our inventory purchases and engineering services from these suppliers for the nine months ended December 31, 2014 and 2013 were $18,707,000 and $18,683,000, respectively. At December 31, 2014 and 2013, we owed these suppliers $2,236,000 and $5,933,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $1,029,000, to $5,874,000 (35.7% of revenue) for the three months ended December 31, 2014, from $4,845,000 (34.7% of revenue) for the three months ended December 31, 2013. The increases in gross profit and the gross profit percentage for the three months ended December 31, 2014 were due to the increase in unit sales and a more favorable product mix, partially offset by increases in freight, indirect labor and the amortization of tooling related to our new products. Total gross profit increased by $1,458,000, to $11,205,000 (34.8% of revenue) for the nine months ended December 31, 2014, from $9,747,000 (35.8% of revenue) for the nine months ended December 31, 2013. The increase in gross profit for the period is primarily due to the increase in unit sales. The decrease in the gross profit percentage for the nine months ended December 31, 2014 was due to a less favorable product mix and increases in freight, indirect labor and the amortization of tooling related to our new products.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended December 31, 2014 were $1,630,000, as compared to $1,675,000 for the three months ended December 31, 2013. The decrease of $45,000, or approximately 3%, was primarily due to a decrease in travel related expenses of $35,000 and a decrease in headcount related expenses of $21,000, which were partially offset by a net increase in other small expense fluctuations aggregating $11,000. Sales, marketing and support expenses for the nine months ended December 31, 2014 were $4,942,000, compared to $4,496,000 for the nine months ended December 31, 2013. The increase of $446,000, or approximately 10%, is consistent with our efforts to generate more awareness of our products through expanded sales and marketing initiatives, which began in fiscal 2014, and was primarily due to an increase in headcount related costs of $287,000 associated with incremental sales and marketing personnel, an increase in relocation and recruiting expenses of $97,000 associated with new hires, an increase in demonstration units of $38,000 and a net increase in other small expense fluctuations aggregating $24,000.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended December 31, 2014 were $815,000, a decrease of $545,000, or approximately 40%, from the $1,360,000 in such expenses for the three months ended December 31, 2013. These expenses declined in the three months ended December 31, 2014 as compared to the same period in the prior fiscal year, as we were developing three major products, which have since been completed, as compared to one major product in the current fiscal quarter. The decrease in these expenses consisted primarily of a decline in product development costs of $501,000 and a reduction in headcount related expenses of $49,000 due to fewer employees in this area. Product research, development and engineering expenses for the nine months ended December 31, 2014 were $2,545,000, a decrease of $779,000, or approximately 23%, from the $3,324,000 in such expenses for the nine months ended December 31, 2013. The decrease in the expenses consisted primarily of a decline in product development costs of $668,000 and a reduction in headcount related expenses of $155,000, offset by an increase in patent maintenance related expenses of $39,000.

General Administration Expenses. General administration expenses for the three months ended December 31, 2014 were $980,000, compared to $917,000 for the three months ended December 31, 2013, an increase of $63,000, or approximately 7%. The increase was primarily due to an increase in headcount related costs of $155,000, consisting primarily of incremental headcount and an incentive compensation accrual related to the attainment of interim revenue and cash flow performance objectives, the payout for which remains contingent upon meeting annual objectives at year end, and a net increase in other small expense fluctuations aggregating $10,000. These increases were partially offset by a decrease in stock-based compensation expense of $77,000, due to the timing of new grants and forfeitures of past grants, and a decrease in recruiting and relocation expense of $25,000. General administration expenses for the nine months ended December 31, 2014 were $2,964,000, compared to $2,957,000 for the nine months ended December 31, 2013, an increase of $7,000, or approximately 0.2%. The increase primarily consisted of an increase in headcount related expenses of $437,000 and a net increase in other small expense fluctuations aggregating $37,000. These increases were partially offset by a decrease in stock-based compensation expense of $349,000, primarily due to a grant of options to members of our board of directors and certain of our officers in June 2013, and a decrease in our professional fees of $118,000, primarily legal.

For the three months ended December 31, 2014 and 2013, the recorded employee stock-based compensation expense was $152,000 and $266,000, respectively. For the nine months ended December 31, 2014 and 2013, the recorded employee stock-based compensation expense was $477,000 and $910,000, respectively. In June 2013, our board of directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to members of our board of directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2013, and have a term of seven and a half years from the date of grant. The decrease in stock compensation expense was principally due to the inclusion in the prior year of an additional five months of expense to account for the first eight months of the initial October 31, 2013 vesting. Stock-based compensation expense related to these grants of $240,000 was recorded during the three months ended June 30, 2013. The remaining fluctuation in this expense is attributable to the timing of the grants of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2014 and 2013 were $254,000 and $217,000, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2014 and 2013 were $689,000 and $530,000, respectively. The increase in depreciation expense in fiscal year 2015 is principally due to an increase in tooling amortization associated with our new RangerX Pro, C6 and Bobcat products, which, with the exception of the RangerX Pro, were not in production in the prior fiscal year. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended December 31, 2014 was $7,000, compared to no such expense for the three months ended December 31, 2013. Interest expense for the nine months ended December 31, 2014 was $8,000, compared to $3,000 for the nine months ended December 31, 2013.

Other Income/Expense. Other expense for the three months ended December 31, 2014 was $2,000, compared to $3,000 for the three months ended December 31, 2013. Other expense for the nine months ended December 31, 2014 was $24,000, compared to other income of $661,000 for the nine months ended December 31, 2013, primarily resulting from a litigation settlement payment to us referenced below.

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

Income Tax (Expense) Benefit. Income tax expense for the three months and nine months ended December 31, 2014 was $39,000. Income tax benefits of $12,000 during the nine months ended December 31, 2013 are the result of true-ups of the accrual of income tax expense for our fiscal year 2013 to reflect the actual amount of such taxes reflected in the return we filed for that fiscal year.

Net Income (Loss). Our net income for the three months ended December 31, 2014 was $2,401,000, as compared to net income of $890,000 for the three months ended December 31, 2013, a favorable variance in net income (loss) of $1,511,000. The favorable variance was due to the gross profit increase, along with a reduction in operating expenses. The net income for the nine months ended December 31, 2014 was $683,000, compared to a net loss of $360,000 for the nine months ended December 31, 2013, an improvement of $1,043,000. This improvement was primarily due to an increase of $1,784,000 in our income from operations for the nine months ended December 31, 2014, due to higher revenue and gross profit and a reduction in operating expenses, partially offset by the other income resulting from the litigation settlement discussed above.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Prior to fiscal 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $112.8 million. As of December 31, 2014, our working capital was $16,810,000 and our cash and cash equivalents were $3,364,000.

We also have available to us up to a maximum of $8,500,000 through our credit facility with a specialty finance company. See Note 5 to the Consolidated Financial Statements included in this Form 10-Q for the terms of this credit facility. As of February 10, 2015, there were no borrowings outstanding under this credit facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under the credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net cash provided by (used in) operating activities	$3,019,000	$(2,068,000)	$(1,611,000)	$(4,172,000)
Net cash used in investing activities	(323,000)	(280,000)	(610,000)	(837,000)
Net cash provided by financing activities	43,000	12,000	185,000	31,000
Cash and cash equivalents	3,364,000	5,302,000	3,364,000	5,302,000

Net cash provided by our operating activities was $3,019,000 for the three months ended December 31, 2014, as compared to $2,068,000 of net cash used in operating activities for the three months ended December 31, 2013, an improvement of $5,087,000. The increase in net cash provided by operating activities was due to a favorable variance in cash provided by a reduction in inventory of $4,534,000, a reduction in the unfavorable variance resulting from the timing of accounts receivable billings and collections of $2,642,000, an increase in our net income, net of items affecting cash, of $1,429,000, and a reduction in prepaid expense of $148,000, offset by an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $3,666,000. Net cash used in our operating activities was $1,611,000 for the nine months ended December 31, 2014, as compared to $4,172,000 of net cash used in operating activities for the nine months ended December 31, 2013, a decrease of $2,561,000. The decrease in net cash used in operating activities was due to a reduction in the unfavorable variance resulting from the timing of accounts receivable billings and collections of $3,396,000, a favorable variance from a decline in inventory of $1,203,000, an increase in our net income, net of items not affecting cash, of $771,000, and a reduction in prepaid expenses and other current assets of $267,000, offset by an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $3,076,000.

Net cash used in investment activities for the three months ended December 31, 2014 of $323,000 consisted of investments in tooling costs related to the development of a new tablet offering of $219,000, demonstrations units of our new products of $61,000 and purchases of computer and other equipment of $43,000, compared to net cash used for the three months ended December 31, 2013 of $280,000, which consisted of investments in tooling costs $188,000, investments in demonstration units of $67,000 and investments in computer equipment of $25,000. Net cash used in investment activities for the nine months ended December 31, 2014 of $610,000 consisted primarily of investments in demonstration units of our new products of $295,000, investments in tooling costs of $219,000 and purchases of computer and other equipment of $96,000, compared to $837,000 net cash used for the nine months ended December 31, 2013, which consisted of investments in tooling costs of $506,000, investments in demonstration units of $264,000 and investment in computer equipment of $67,000.

Our financing activities provided $43,000 and $185,000 of net cash for the three and nine months ended December 31, 2014, respectively, from the issuance of common stock related to the exercise of stock options and for the issuance of common stock through our employee stock purchase plan. Net cash provided by financing activities for the three and nine months ended December 31, 2013 consisted solely of proceeds from the issuance of common stock through our employee stock purchase plan.

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

During the three months ended December 31, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

At December 31, 2014, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2014 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2014.

Risks Relating to our Business

For the three months ended December 31, 2014, we had three customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2014, there were three customers located in the United States who accounted for approximately 78% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

In January 2015, the supplier of one of the components of our iX104C6 product closed their manufacturing facility without giving us any prior notice. We have adequate supply of this component for anticipated production of our iX104C6 through the end of our current fiscal year. We have identified a replacement supplier for this component to continue producing our iX104C6 product, but it will take some time for us to test the new component and complete the transition to the new component. We may not be able to finish the transition to the new component in time to avoid delays in shipping our iX104C6 product in the first quarter of our next fiscal year.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 12, 2015	By:	/s/ MICHAEL J. RAPISAND
Michael J. Rapisand
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)