Form 10-K
period 2015-03-31
XPLORE TECHNOLOGIES CORP
filed 2015-06-29
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of September 30, 2014, the aggregate market value of the common equity held by non-affiliates of the registrant was $34,569,132 based on the closing sale price of $5.14, as reported on the NASDAQ Capital Market.

As of June 5, 2015, the registrant had 10,789,967 shares of common stock outstanding.

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

Looking forward, our strategy is to build increased marketplace awareness of our iX104, RangerX Pro and Bobcat product families, in an effort that we believe will enable us to increase our revenue and to expand our share of the markets addressed by those product families. We also expect to increase our revenue and expand our total market share through our acquisition of new product families previously sold by Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, as described below.

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

Our key initiatives for future revenue growth include the following:

•	New product development—based on input from customer and key industry participants;

•	The integration and expansion of sales activities for the Motion line of products we acquired;

•	The expansion of sales activities in non-U.S. markets, particularly in Europe;

•	Continued penetration into the Fortune 500/Global 2000 markets;

•	Establishment of key relationships with new distributors; and

•	Expanded focus on military/government markets.

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe that we will continue to grow our year-over-year revenues. Our revenue for the fiscal year ended March 31, 2015 was approximately 20% higher than the prior fiscal year.

We are a Delaware corporation and our common stock trades on The NASDAQ Capital Market under the symbol “XPLR.”

Recent Developments

On June 24, 2014, we announced the launch of the Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds. On October 21, 2014, we announced our receipt of the first significant purchase orders for the Bobcat, from a telecommunications end user, and on April 24, 2015, we announced our receipt of additional purchase orders for the Bobcat and accessories from the same telecommunications end user.

In January 2015, the supplier of the screen for our iX104C6 product went out of business without giving us any prior notice. We had adequate supply of this component for production of our iX104C6 through the end of our fiscal year 2015. We identified a replacement supplier for this component to continue producing our iX104C6 product, but it will take some time for us to test the new component. We were not be able to finish the transition to the new component in time to avoid all delays in shipping our iX104C6 product. The supplier of this component was also a significant supplier of screens for the Motion products. We have also transitioned to a new supplier of screens for the Motion product families we acquired. We will suffer delays in shipping some of our iX104C6 product orders as well as some of the Motion product orders in the first quarter of our fiscal year ending March 31, 2016.

On March 9, 2015, we consummated the public offering of 2.3 million shares of our common stock, including the full exercise of the underwriter’s over-allotment option, from which we received approximately $12.5 million in net proceeds. We announced that we intended to use the proceeds for general corporate purposes, including product expansion, general and administrative, manufacturing, sales and marketing expenses, and for potential acquisitions of products and/or companies that complement our business.

On April 17, 2015, we completed the acquisition of certain assets of Motion, which we refer to herein as the Motion Acquisition. Pursuant to the terms of a Foreclosure Purchase and Sale Agreement with Motion and Square 1 Bank, Motion’s senior secured lender, our subsidiary, Xplore Technologies Corporation of America, purchased certain of Motion’s assets, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets. The aggregate purchase price for the Motion assets we purchased was approximately $9 million, plus the assumption of approximately $8 million in certain liabilities, net of current assets, including accounts payable and obligations for service contracts and product warranties.

Also on April 17, 2015, in connection with the Motion Acquisition, our subsidiary entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank provided us with formula and non-formula revolving loans for up to an aggregate amount of $15 million, which replaced our existing Accounts Receivable Purchase Agreement with DSCH Capital Partners, LLC d/b/a Far West Capital. The new facility with Square 1 Bank has a two year term, is secured by substantially all of our assets, and bears interest at the greater of the current prime lending rate plus 1.25% per annum or 4.5% per annum. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of our eligible accounts receivable. The maximum amount of non-formula loans outstanding at any time cannot exceed $4 million through April 16, 2016, with the maximum allowable amount reducing by $480,000 increment every three months thereafter, until the maximum amount reaches $2.08 million, where it will remain until maturity. On April 17, 2015, we borrowed approximately $9 million under this facility to fund the cash portion of the purchase price for the Motion Acquisition.

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

We believe that our recent versions of the iX104 continued to introduce “industry firsts” and differentiating features. The iX104C5 product family includes a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water. The iX104C5 product family also features the Intel Core i7 processor and runs on both Windows7 and 8 operating systems.

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

RangerX Pro

Our RangerX Pro provides the largest storage capacity in the light-weight rugged market and is certified rugged, holding both IP65 and MIL-STD 810G ratings. RangerX Pro has a battery life of up to ten hours, designed to maximize time in the field and boost productivity, allowing for a full working shift on one charge. In addition, the tablet’s vibrant outdoor viewable, multi-touch display allows for seamless transition from indoors to outdoors. The RangerX Pro has a multi-touch screen that has been engineered to enable glove touch capability, helping improve safety and usability in the field. The RangerX Pro also uses the Android 4.2.2 Jelly Bean operating system, which enables users access to thousands of enterprise applications and other downloads through the Google Play store. The operating system also allows users to sync their preferences and downloads on multiple devices. In addition, the Google Play Private Channel allows enterprises to distribute internally crafted apps to their employees.

The RangerX Pro also offers functionality that allows telecommunications providers to consolidate the equipment used by their field service engineers into a single device, thus eliminating the need for troublesome and costly external dongles currently used by these providers to test HD video signals and Internet connectivity during home and business installations. Through its capacitive screen, utilizing finely-tuned touch screen software, the RangerX Pro can accurately and reliably detect electrical impulses on the skin, even if obstructed by a glove. This technology allows field workers in various industries in which gloves are needed for safety and efficiency, such as construction, manufacturing, healthcare and oil and gas exploration and production, the ability to use the RangerX Pro while using their gloves.

Bobcat

At 2.4 pounds, the Bobcat is a fully-rugged Windows tablet with comprehensive standardized interfaces, an array of options through its proprietary Xpansion Port and a lightweight design. The Bobcat operates Windows 8.1 or Windows 7 Pro operating systems and is certified fully-rugged, with a MIL-STD 810G certification and IP65 rating. The Bobcat’s direct bonded IPS screen, 500 nits of luminance and an 800-to-1 contrast ratio provides for outdoor readability, and a 10-finger multi-touch screen provides customers with ease-of-use and touch optimization. The Bobcat is used in a variety of industries, including manufacturing, warehousing and distribution, utilities, telecommunications and the military.

Bobcat offers a suite of standard inputs and outputs, enabling the transition across different business applications. The Bobcat comes with two full-sized USB 3.0s, Micro SDXC, Micro SIM, Micro HDMI-Out, RJ-45 Ethernet, GPS engine and a serial port connection. The Bobcat is the only fully-rugged tablet on the market that offers GPS, RJ-45 Ethernet and a serial port connection in one device.

Xplore has developed a suite of optional features designed to optimize Bobcat for specific industries. Xplore’s proprietary Xpansion Port includes integration options such as a 1D/2D barcode scanner, common access card (CAC) reader and near-field communications (NFC) reader. Warehousing and distribution businesses can consolidate operations and reduce equipment costs with the Bobcat’s barcode scanner or NFC reader capabilities, while the military and other governmental entities use the CAC reader for increased security.

Our families of tablets offer the following features:

Rugged— We have designed and built our products from the inside out, developing over 30 proprietary design elements that provide a heightened and proven level of durability. Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes. By being designed to meet these specifications, our products can withstand damage from being dropped onto concrete from a height of up to seven feet, from being submerged for up to 30 minutes in up to three feet of water, and from being exposed to extreme temperatures as low as −60° Fahrenheit and as high as 160° Fahrenheit. In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

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

Motion

With our recent addition of the product lines of Motion, the second largest supplier of rugged PC computers worldwide, we significantly expanded the number of products that we can offer our customers, including in product families that address the semi-rugged PC computer market. The Motion products we acquired include the R12, the F5m and C5m product families and the CL920.

Strategy

Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems. We currently compete in the rugged tablet PC market.

Expand into New Rugged Product Markets

We continue to consider other market opportunities that are broader in scope and opportunity than what has been addressed by our iX104 product family.  We believe, based upon the 2014 annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation, or VDC, that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projects worldwide sales in the rugged mobile computing market to grow to over $5.2 billion by the end of 2016, and for the market for large form factor rugged devices to grow to almost $2.6 billion by the end of 2016.

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

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities— To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships, such as Dell, Inc., Psion Teklogix and Peak Technologies.

Outsourcing manufacturing and nurturing of key relationships— We intend to continue to outsource our manufacturing function, so that we can continue to focus our resources on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturers. In addition, we plan to continue nurturing a number of key reseller relationships.

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

Sales

Our direct customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent the end-users.  For fiscal year 2015, approximately 87% of our total revenues were attributable to sales through our distribution channels and approximately 13% of our total revenues were attributable to sales directly to end-users.  We currently have relationships with more than 150 distributors.  Our distributors generally have large sales organizations that, in turn, sell our products to entities that are the ultimate end-users.  Our distributors include large computer companies such as Dell, Inc., specialized system integrators such as Moxx Mobility, Psion Teklogix and Peak Technologies, and software vendors such as Environmental Systems Research Institute.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2015, we had three resellers located in the United States, Prosys Information System, Inc., VT Miltope and Software House International, who accounted for approximately 17%, 15% and 14% of our total revenue, respectively.

As of March 31, 2015, we had a sales team of twelve individuals that have geographic responsibilities for direct and indirect sales opportunities.  Our sales team works closely with our distributors in defined regions.  Our distributors are currently selling our products into the public safety, utility, telecommunications, field service, warehousing logistics, transportation, oil and gas production, manufacturing, route delivery, military and homeland security markets.

For fiscal 2015, our total revenue increased by approximately 20% over fiscal 2014.  Our North American revenue was approximately 85% of total revenue in fiscal year 2015, as compared to approximately 81% of total revenue in fiscal year 2014.  The significance of the North American revenue was primarily attributable to large volume orders from our large medical, military and telecommunications end-users located in the United States.

We expect that we will significantly expand our distribution capacity by adding the Motion distribution channel, which had been developed over a period of ten years.  Motion sold its products into the healthcare, public safety, construction, utility and retail markets. We also expect that the Motion Acquisition will expand our international sales, as approximately 46% of Motion’s calendar 2014 revenues were generated by sales outside the United States.

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

Market Segments

We target a number of different market segments in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies and reduce related costs.

Telecommunications, Utilities & Energy.  Generally, telecom, utility and energy related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive. We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system. Two global top ten telecommunications providers and Arkansas Utility are end-users of our products in this market segment in the United States. Hydro One in Canada and Essent in Europe are end-users of our products in this market segment outside the United States.

Military. As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this market segment will represent a significant opportunity for our products. In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system-critical operations, and instead is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment. The military market sector includes ground and C4I (Command, Control, Communications, Computers and Intelligence) systems. Our end-users in this sector include the U.S. Air Force and the Royal Dutch Air Force.

Field Service. According to VDC, the second largest market segment for large form factor rugged mobile devices is the field service industry. This market segment includes mobile technicians from the telecommunications, cable and appliance sectors, who typically must have real time access to critical data, including work tickets, schematics, manuals, customer service records, inventory levels and order status. We believe that companies in this market sector recognize that linking field service personnel through the entire enterprise system can improve customer response, billing, inventory management and throughput metrics, thereby increasing operational efficiencies. Our end-users in this market segment include Dycom, Boeing and HydroChem.

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

Logistics.  We believe that globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading warehousing, distribution and retail entities. These operations typically require real time price modifications, product introductions and transitions, and timely inventory management. We believe that this market segment will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems. Our end-users in this market segment include Daimler AG.

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

We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged platforms as we seek to expand into additional markets.  During the fiscal years ended March 31, 2015 and 2014, we expended $3,537,000 and $4,850,000, respectively, on research and development activities, none of which was borne by our customers.

Competition

Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of our end users. We believe that the principal competitive factors affecting the market for our products are the product’s performance, features and reliability, price, customer service, reputation in the industry and brand loyalty. We believe that our strongest competitive advantages are our products’ durability and reputation in the industry. In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

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

We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Inc, Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers.

 Manufacturing

We have a scalable manufacturing infrastructure to support our growing business. Our primary contract manufacturers, Wistron Corporation (Wistron) and Ubiqconn Technology, Inc. (Ubiqconn), are located in Taiwan. Wistron is the supplier of our iX104 family of products. Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett-Packard Company. Ubiqconn is the supplier of the RangerX Pro and Bobcat. Ubiqconn was spun off from the First International Computer (FIC) Group in 2011 and is a wholly-owned subsidiary of FIC. FIC has been a dominant force in the technology research, product development and manufacturing services since 1980. Ubiqconn is comprised of FIC's Industrial Computer Business Unit and FIC's original research and development team, which has accumulated over twenty years of experience in developing IT products for worldwide first tier companies. We expect our relationships with our contract manufacturers will support our expected sales growth and product demand for the foreseeable future.

We outsource the majority of our manufacturing services for our rugged mobile PC tablets to our contract manufacturers, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service. We have a design and manufacturing agreements with our contract manufacturers and they collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

Under the terms of our agreements with our contract manufacturers, they provide us with design, manufacturing and support services related to our rugged mobile PC tablets. The purchase price of our products is determined based on the specific configuration of the tablet PC being produced, and is subject to cost reduction plans and volume based discounts. At least quarterly, we meet with each of the contract manufacturers to develop cost reduction plans. The plans take into account alternative suppliers along with components, design, process changes and other cost savings procedures. Each month we provide the contract manufacturers with a six month rolling forecast of the products we anticipate ordering. Generally, each of the contract manufacturers have approximately 90 days after its acceptance of our purchase order to ship the product. If products ordered during any quarter exceed the volume projected in the forecast, each of the contract manufacturers has agreed to use its reasonable best efforts to deliver the excess products within 45 days after its acceptance of the applicable purchase order.

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

We purchase materials, supplies and product subassemblies for our rugged mobile personal computer tablets from a number of vendors. Some key components included in our line of products are currently available only from single or limited sources. In the past, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. We are dependent upon Microsoft Corporation for various software products, including products included in our rugged mobile PC tablets.

Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 150 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have a negative impact on our gross margins on our products, but does not disrupt production. On occasion, we have also acquired component inventory from our suppliers in anticipation of supply constraints. In January 2015, the supplier of the screen for our iX104C6 product went out of business without giving us any prior notice. We identified a replacement supplier for this component to continue producing our iX104C6 product, but there were some delays in shipping our iX104C6 product in the first quarter of our fiscal year 2016. The supplier of this component was also a significant supplier of screens for the Motion products we acquired. As a result, there will likely be a delay in our shipping those Motion products that include the screens previously supplied by this supplier, and transitioning to the new supplier.

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology. On March 31, 2015, we had seven U.S. patents. In addition, we had one U.S. patent application, one Chinese patent application, one European Union patent application and one Taiwanese patent application, all related to proprietary elements of our iX104C5 family of products, and one U.S. patent application, one Taiwanese patent application and one International PCT patent application related to our wireless dock. In the Motion Acquisition, we acquired an additional 32 U.S. patents and 13 non-U.S. patents. Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without our authorization, or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We do not believe that our products infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products. In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business. Similar claims had been made against Motion prior to the Motion Acquisition. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with the claimant, any of which could delay the development and commercialization of our products or increase the costs of our products. Since the Motion Acquisition, three companies have filed lawsuits against us and Motion for alleged infringement of the claimant’s patent by Motion's products and our products. We have settled one of the lawsuits by entering into a license agreement, with a modest one-time payment.

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

Employees

As of March 31, 2015, we had 53 full-time employees, of which 32 were employed in the operations, engineering, research and development and customer support areas, six were involved in corporate, finance and administrative areas and 15 were employed in sales and marketing. In connection with the Motion Acquisition, we added 70 full time employees, all of whom were formerly employed by Motion, of which 23 were employed in the operations, engineering, research and development and customer support areas, seven were involved in corporate, finance and administrative areas and 40 were employed in sales and marketing. As of June 15, four of the former Motion employees had resigned. We anticipate that we will need to hire additional employees going forward.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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

Except for fiscal years 2015 and 2013, we have incurred net losses in each fiscal year since our inception.  As of March 31, 2015, our accumulated deficit was approximately $139.6 million, primarily due to our past losses.  Our past losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.  Additionally, Motion incurred substantial net losses prior to the Motion Acquisition. We expect the operations we acquired in the Motion Acquisition will likely continue to incur additional losses. Those losses, along with the interest payments on the indebtedness we incurred in connection with the Motion Acquisition, amortization of intangible assets associated with the acquisition, other related acquisition, integration and financing costs, and related depreciation and other amortization, may keep us from becoming profitable in the future. We may incur substantial charges in the future in connection with the Motion Acquisition and we cannot assure you that we will generate net profits from operations in fiscal 2016 or subsequent years.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

In fiscal year 2015, we derived more than 10% of our revenue from three different customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2015, three resellers, Prosys Information Systems, Inc., VT Miltope and Software House International, accounted for approximately 17%, 15% and 14% of our total revenue, respectively. Minnetronix, Inc., VT Miltope and Software House International, accounted for approximately 18%, 12% and 11% of our total revenue, respectively, for fiscal year 2014.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

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

Our business is therefore dependent upon our contract manufacturers for their manufacturing capabilities.  During the fiscal years ended March 31, 2015 and 2014, we purchased inventory and engineering services of approximately $23.3 million and $23.5 million, respectively, from our contract manufacturers.  Our agreements with the contract manufacturers contain provisions that allows for termination for any reason.  We cannot assure you that our contract manufacturers will continue to work with us, that they will be able to meet our manufacturing needs in a satisfactory and timely manner, that the contract manufacturers have the required capacity to satisfy our manufacturing needs or that we can obtain additional or alternative manufacturers when and if needed.

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

Due to Motion’s financial condition prior to the Motion Acquisition, its relationships with certain of its contract manufacturers, and other members of its supply chain, had suffered. On the date of the Motion Acquisition, Motion was in the process of transitioning the manufacturing of some of its products from one contract manufacturer to another contract manufacturer. We are currently assessing our options regarding the contract manufacturing for the Motion products going forward, and there is uncertainty as to how quickly we can stabilize the situation with contract manufacturers and other members of the Motion product supply chain, if at all. As a result, we may incur additional costs and experience some disruption in the production of the Motion products in fiscal 2016.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry. Our primary competitors in the mobile rugged computer market include Panasonic, Getac, Inc., DRS Technologies and Mobile Demand in the tablet PC market and Panasonic in the notebook market. We also face competition from manufacturers of nonrugged mobile computers, such as Samsung, Inc., Dell, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:

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

In January 2015, the supplier of one of the components of our iX104C6 product went out of business without giving us any prior notice. In addition, the same supplier supplied screens for approximately 50% of Motion’s products. We have identified a replacement supplier for this component to continue producing our iX104C6 product, but it will take some time for us to test the new component and complete the transition to the new component in our first quarter of fiscal 2016. We were not be able to finish the transition to the new component in time to avoid delays in shipping our iX104C6 product. We have also transitioned to a new supplier of screens for the Motion C5 and F5 products. We will suffer delays in shipping some of our iX104C6 product orders as well as some of the Motion C5 and F5 product orders in the first quarter of our fiscal year ending March 31, 2016, and such delays may cause the loss of sales in the current fiscal year, which could harm our business, financial condition and results of operations.

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

In the fiscal years ended March 31, 2015 and March 31, 2014, approximately 18% and 24%, respectively, of our revenue was comprised of sales made outside of the United States. In the calendar year 2014, approximately 46% of Motion’s revenue was comprised of sales made outside of the United States, much of which was denominated in as many as six foreign currencies. In addition, our contract manufacturers are located outside the United States, in Taiwan.  Our operations may be materially and adversely affected by many risks related to doing business outside of the United States, including:

•	increases in duty rates, exchange or price controls;

•	governmental currency controls or devaluations versus the U.S. dollar;

•	import restrictions;

•	political, social and economic changes and disruptions;

•	in certain jurisdictions, reduced protection for our intellectual property rights;

•	difficulty in enforcing contracts or legal rights under foreign legal systems; and

•	product availability and lead times.

The occurrence of any one these risks could impair our ability to grow our revenues.

If we are unable to retain key personnel we may not be able to execute our business strategy.

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our chairman and chief executive officer, Mark Holleran, our president and chief operating officer, Michael J. Rapisand, our chief financial officer and corporate secretary, Bryan J. Bell, our vice president of engineering, and Randy W. Denny, our vice president of sales, Americas.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in our workforce in the past, we may have a more difficult time in attracting and retaining the employees we need. Other than an employment agreement with our president and chief operating officer, our relationships with our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change, which could prevent us from executing our business strategy.

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

Risks Related to the Motion Acquisition

We may not realize the anticipated benefits of the Motion Acquisition, including potential cost synergies, due to challenges associated with integrating the two operations or other factors.

The success of the recent Motion Acquisition will depend in part on the success of our management in integrating the operations, technologies and personnel following the closing of the acquisition. Our management's inability to meet the challenges involved in integrating successfully the operations or otherwise to realize the anticipated benefits of the Motion Acquisition could seriously harm our results of operations. In addition, the overall integration of the two companies will require substantial attention from our management, which could further harm our results of operations.

The challenges involved in integration include:

●	integrating the two companies' operations, processes, people, technologies, products and services;

●	coordinating and integrating sales and marketing and research and development functions;

●	demonstrating to our customers that the Motion Acquisition will not result in adverse changes in business focus, products and service deliverables (including customer satisfaction);

●	assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

●	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate operations in a timely manner, or at all, and we may not realize the anticipated benefits of the Motion Acquisition, including potential cost and operating synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the Motion Acquisition are based on assumptions and current expectations, not actual experience, assume a successful integration and reallocation of resources among our facilities without unanticipated costs, and assume our efforts do not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the acquisition or by practical or legal constraints on our ability to combine operations.

Motion had a history of net losses and we may never be able to make that business profitable.

Motion incurred net losses in each fiscal year since its inception.  For its fiscal year ended December 31, 2014, Motion had a net loss of approximately $9 million and, as of December 31, 2014, its accumulated deficit was approximately $128 million, primarily due to its past losses.  In addition, Motion’s revenues decreased from a high of approximately $110 million in 2012 to approximately $83 million in 2014, and we expect revenues from Motion’s prior operations will decline further in 2015 due to the transition to a new screen supplier described above. Because of the deterioration in the Motion business, Motion’s senior secured lender foreclosed on its security interest in substantially all of the assets of Motion, and sold certain of those assets to us. We cannot assure you that we will be able to increase revenues from the Motion product lines or that we can make that business profitable in any future period.

Any increased borrowings resulting from the Motion Acquisition could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk.

As of March 31, 2015, we had no borrowing under our existing credit facility. On April 17, 2015, we borrowed approximately $9 million under a new $15 million facility with Square 1 Bank. As of June 4, 2015, we had paid off that loan with cash receipts from accounts receivable collections. However, we are likely going to have to make additional borrowings under our new facility to cover the costs of the Motion Acquisition and to compensate for any losses incurred by Motion’s prior operations. Any added borrowings could have adverse effects on our business, including:

●	increasing our vulnerability to adverse economic, industry or competitive developments;

●	increasing our exposure to the risk of rising interest rates due to the variable interest rate structure of our new credit facility;

●

requiring a portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, acquisitions and general corporate purposes; and

●

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions, through restrictive covenants and borrowing conditions, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be unable to retain key personnel, which could materially impact our ability to further develop our business.

We will depend on the continued performance of certain the members of our senior management team and certain other key employees to assist in executing our strategy after the Motion Acquisition. We also expect that our efforts to integrate the Motion product lines will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. Our employees, including those recently added from Motion, may experience uncertainty about their future roles with us after the Motion Acquisition. These circumstances may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate all of our employees and keep them focused on our strategies and goals following the Motion Acquisition.

If we are unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue, we may not achieve the benefits of the Motion Acquisition and our business may be harmed.

As a result of the Motion Acquisition, we had 122 employees as of June 5, 2015. In order to pursue business opportunities, we will need to continue to build our infrastructure, customer initiatives and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

●	the ability of our technology and hardware, suppliers and service providers to perform as we expect;

●	our ability to execute our strategy and continue to operate a larger business efficiently;

●	our ability to effectively manage our third-party relationships;

●	our ability to attract and retain qualified personnel;

●	our ability to effectively manage our employee costs and other expenses;

●	our ability to retain our customers and grow the current portfolio of business with each customer;

●	technology and application failures and outages, security breaches or interruption of service, which could adversely affect our reputation and our relations with our customers;

●	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

●	our ability to raise additional capital to fund our long-term growth plans.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

Risks Relating to Ownership of our Common Stock

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

The trading price of our common stock has been highly volatile and may continue to fluctuate substantially.  We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

•	announcements of developments related to our business;

•	dilution from our recent capital raise in March 2015;

•	the Motion Acquisition;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;

•	developments in patents and other intellectual property rights and related litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers; and

•	general conditions in the global economy.

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

As of June 5, 2015, Phoenix Venture Fund LLC and its affiliates beneficially own approximately 15% of our common stock, and thus have significant influence over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, or Phoenix, which is co-managed by Philip S. Sassower, our chairman and chief executive officer, and Andrea Goren, one of our directors, beneficially owns approximately 10.9% of our common stock.  In addition, Mr. Sassower, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 3.7% of our common stock, and Mr. Goren, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 0.4% of our common stock. Thus, Phoenix, Mr. Sassower and Mr. Goren, together, beneficially own in the aggregate, approximately 15% of our common stock.  Accordingly, Phoenix, Mr. Sassower and Mr. Goren have the ability to exercise significant influence over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our corporate functions, along with sales support, marketing, finance, engineering and operating groups, at a leased facility totaling approximately 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas. The lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000. As a result of the Motion Acquisition, we are occupying, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups. We did not assume Motion’s lease for the facility, and are currently negotiating the terms of a new lease with the landlord. We believe that our present facilities and a smaller portion of the facility formerly occupied by Motion, are suitable for our existing and planned operations.

Item 3. Legal Proceedings

In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business. Similar claims had been made against Motion prior to our acquisition of their product lines. Since the Motion Acquisition, three companies have filed lawsuits against us and Motion for alleged infringement of the claimant’s patent by Motion's products we acquired and our existing products. We believe the claims are without merit and intend to pursue our defenses against those claims and do not believe that these proceedings will have a material adverse impact on our financial condition or results of operations. We subsequently settled one of the lawsuits by entering into a license agreement, with a modest one-time payment.

We are not currently involved in any other legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters will not have a material adverse impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Capital Market exchange under the symbol “XPLR.” As of June 5, 2015, there were 155 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Capital Market exchange was $6.22.

The following table sets forth the high and low sales price of our common stock, on The NASDAQ Capital Market for each quarter period during the fiscal years ended March 31, 2015 and 2014, in U.S. dollars.

	US $
PERIOD	High	Low
Fiscal Year Ended March 31, 2015:
First Quarter	6.50	5.15
Second Quarter	6.25	4.41
Third Quarter	7.00	4.34
Fourth Quarter	7.75	5.88
Fiscal Year Ended March 31, 2014:
First Quarter	4.13	3.05
Second Quarter	4.69	3.36
Third Quarter	6.88	3.87
Fourth Quarter	7.40	5.50

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

Our revenue has been derived primarily through the sale of our iX104 systems in the ultra-rugged, tablet PC market. We launched our fifth generation iX104C line of rugged tablet PCs in May 2011 and received favorable responses from our end user customers as we announced the receipt of significant orders for our iX104C5 from a major U.S. telecommunications provider, the U.S. military, one of the largest oil and natural gas producers in North America and a medical device company. These orders contributed significantly to the increase in our annual revenue.

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

The timing of the aforementioned large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues. While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will continue to grow our year-over-year revenues. Our revenue for the fiscal year ended March 31, 2015 was approximately 20% higher than the prior fiscal year.

On April 17, 2015, we completed the acquisition of certain of the assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion. Pursuant to the terms of a Foreclosure Purchase and Sale Agreement with Motion and Square 1 Bank, Motion’s senior secured lender, our subsidiary, Xplore Technologies Corporation of America, purchased certain of the Motion assets, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets, which we refer to herein as the Motion Acquisition. The aggregate purchase price for the Motion assets was approximately $9 million, plus the assumption of approximately $8 million in certain liabilities, net of current assets, including accounts payable and obligations for service contracts and product warranties.

Looking forward, our strategy is to build increased marketplace awareness of our iX104, RangerX Pro and Bobcat families, in an effort that we believe will enable us to increase our revenue and to expand our market share. We also expect to significantly increase our revenue and substantially expand our total market share through the addition of our new product families that we recently acquired in the Motion Acquisition.

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

Allowance for Doubtful Accounts. We regularly review and monitor collections of our accounts receivables and make estimated provisions, generally monthly, based on our experience, aging attributes, results of collection efforts and current market conditions. If our estimate for allowance for doubtful accounts is too low, additional charges will be incurred in future periods, which additional charges could have a material adverse effect on our financial position and results of operations. Historically, our estimates have not required significant adjustment due to actual experience of very small amount of doubtful accounts.

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

Inventory Valuation. We adjust our inventory values so that the carrying value does not exceed net realizable value. The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold, and our assessment of expected orders from our customers. Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, production discontinuation, minimum order quantities, technology changes and competition. While the estimates are subject to revisions and actual results could differ materially, our estimates have not required significant adjustment due to actual experience.

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

Income Taxes. We have a significant valuation allowance that we intend to maintain until it is more likely than not that our deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. While we can utilize net operating loss carry-forwards to reduce our Federal income taxes, we will be subject to alternative minimum tax charges. Changes in the tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the year ended March 31, 2015 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for us beginning in fiscal 2018. We are currently evaluating the impact that the adoption of ASU 2015-03 may have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The objective of ASU 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test.

The amendments are effective for private business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2016. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for us beginning in fiscal 2017. We are currently evaluating the impact that the adoption of ASU 2015-02 may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require us to apply ASU 2014-09 to each prior reporting period presented. The second method would require us to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for us beginning in fiscal 2018; however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. The FASB may also permit companies to adopt ASU 2014-09 early, but not before the original public company effective date (that is, annual periods beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. ASU 2014-08 will be effective for us beginning in Q1 FY 2016 and we will evaluate each divestiture to determine the appropriate presentation and disclosure requirements associated with our consolidated financial statements.

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

Inflation. During the fiscal years ended March 31, 2015 and 2014, we believe inflation and changing prices have not had a material impact on our revenue or on net income (loss) from continuing operations.

Fiscal Year Ended March 31, 2015 vs. Fiscal Year Ended March 31, 2014

Revenue.  Total revenue for the fiscal year ended March 31, 2015 was $42,639,000, compared to $35,585,000 for the fiscal year ended March 31, 2014, representing an increase of $7,054,000, or approximately 20%. The increase in revenue was due to an approximate 37% increase in unit sales for the year ended March 31, 2015, as compared to the year ended March 31, 2014. The increase in unit sales was partially offset by a decrease in our average sales price of approximately 17% due to changes in the product mix sold, primarily arising from sales of our RangerX Pro and Bobcat systems, which have a lower price point than our iX104 systems. We expect our total revenue in the fiscal year ending March 31, 2016, and beyond, will increase significantly as we begin realizing revenue from sales of the Motion family of products.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 82% of our revenue in the year ended March 31, 2015 was derived from sales in the United States.  The United States accounted for approximately 76% of our revenue during the year ended March 31, 2014. We expect our revenue derived from sales in the United States will decrease as a percentage of our total revenue in the fiscal year ending March 31, 2016, and beyond, as approximately 46% of Motion’s revenues were derived from sales outside the United States in calendar 2014.   At March 31, 2015, we had three resale customers, Software House International, Inc., RRC Poland and VT Miltope, who had a receivable balances accounting for approximately 49% of our total outstanding accounts receivables.  We collected the receivable balances with these customers subsequent to our fiscal year end.

In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2015, we had three customers located in the United States who accounted for approximately 17% and 15% and 14% of our total revenue, respectively.  For the fiscal year ended March 31, 2014, we had three customers located in the United States who accounted for approximately 18%, 12% and 11% of our total revenue, respectively. We expect that the concentration of sales with any single customer will decrease as a percentage of our total revenue in the fiscal year ending March 31, 2016, and beyond, as we begin realizing revenue from former customers of Motion.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2015 was $28,320,000, compared to $22,864,000 for the year ended March 31, 2014, representing an increase of $5,456,000, or approximately 24%.  The increase was primarily due to the aforementioned increase in unit sales as well as changes in the sales product mix, primarily arising from the new products, as well as, increases in freight, indirect labor and tooling amortization.

During the year ended March 31, 2015, we relied on two suppliers for the majority of our finished goods.  The inventory purchases and cost of engineering services from our suppliers during the years ended March 31, 2015 and 2014 were $23,317,000 and $23,509,000, respectively.  At March 31, 2015 and 2014, we owed these suppliers $2,423,000 and $2,607,000, respectively, which we recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $1,598,000, to $14,319,000 (33.6% of revenue) for the year ended March 31, 2015 from $12,721,000 (35.7% of revenue) for the year ended March 31, 2014.  The increase in gross profit for the year ended March 31, 2015, as compared to the prior year, was attributable to the increase in revenue. The decrease in the gross profit percentage was due to a different sales product mix. We expect our gross profit percentage to decline slightly, at least for the fiscal year ending March 31, 2016, as Motion’s gross profit margin was approximately 23% in calendar 2014.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2015 were $6,352,000, compared to $6,067,000 for the year ended March 31, 2014.  The increase of $285,000, or approximately 5%, is consistent with our previously announced plans to generate more awareness of our products through expanded sales and marketing initiatives, which began in fiscal 2014. The increase in these expenses was primarily due to an increase in headcount related costs of $267,000 associated with incremental sales and marketing personnel, an increase in relocation and recruiting expenses of $89,000 associated with new hires and a net increase in other small expense items aggregating $5,000, offset by a decline in demonstration units of $47,000 and a decrease in travel of $29,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2015 were $3,537,000, as compared to $4,850,000 for the year ended March 31, 2014, a decrease of $1,313,000, or approximately 27%. The decrease is consistent with our previously announced timing of our plans to develop new products to broaden our addressable markets.  During fiscal 2014, we were developing three major new products, the first of which was our lighter weight rugged Android tablet, the RangerX Pro, which was launched on July 10, 2013. The next generation of the iX104, referred to as the C6, was launched in April 2014 and our lighter weight rugged Windows tablet, the Bobcat, was launched in June 2014. We had only one major development project in the fiscal year ended March 31, 2015. The decrease in these expenses was primarily due to the decrease in the number of major projects, which accounted for a decrease in product development expenses of $1,201,000, as well as a decline in headcount related expenses of $146,000, consistent with the decline in our development efforts, offset by an increase in patent development and maintenance fees.

General Administration Expenses.  General administration expenses for the year ended March 31, 2015 were $4,103,000, compared to $4,223,000 for the year ended March 31, 2014, a decrease of $120,000, or approximately 3%.  The decrease primarily consisted of a decrease in stock-based compensation expense of $383,000, primarily due to the timing and vesting of a grant of options to members of our board of directors and certain of our officers in June 2013 and a decrease in our professional fees of $109,000, primarily legal associated with the settlement of litigation in the prior year. These decreases were offset by an increase in headcount related expenses of $267,000, primarily related to operations related headcount additions, an increase in information systems maintenance and licensing of $26,000, an increase in investor relations costs of $23,000, an increase in depreciation expense, primarily for computer equipment, of $22,000 and a net increase in other small expense items aggregating $34,000.

For the fiscal year ending March 31, 2016, we expect that our operating expenses will increase significantly due to increased headcount related expenses resulting from the Motion Acquisition and an increase in professional fees related to the Motion Acquisition, our new credit facility we entered into simultaneously with the closing of the Motion Acquisition and the integration of the Motion product families we acquired into our existing operations.

For our fiscal years 2015 and 2014, the fair value of employee stock-based compensation expense was $684,000 and $1,165,000, respectively, reflecting a decrease of $480,000 for fiscal year 2015. The decrease in expense was attributable to the timing and vesting provisions of option grants made during fiscal 2014. In June 2013, our board of directors approved the grant of options to purchase a total of 797,000 shares of our common stock at an exercise price of $5.00 per share to members of our board of directors and certain of our executive officers. These options vest in three equal annual installments beginning on October 31, 2013, which resulted in additional compensation expense in the prior year. We recorded stock-based compensation expense in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2015 and 2014 were $919,000 and $714,000, respectively, reflecting an increase of $205,000 for fiscal 2015.  The increase in depreciation expense consisted primarily of an increase $175,000 in tooling amortization for our new RangerX Pro, C6 and Bobcat tablet PC demonstration units.   Depreciation expense of demonstration units accounted for the majority of the rest of the increase. Depreciation and amortization expense is recorded in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2015 was $8,000, compared to $3,000 for the year ended March 31, 2014, an increase of $5,000.  We expect interest expense to increase significantly for the fiscal year ending March 31, 2016, as we borrowed approximately $9 million under our new credit facility in connection with the Motion Acquisition, as compared to virtually no borrowings in fiscal 2015.

Other Income/Expense.  Other expense for the year ended March 31, 2015 was $31,000, compared to other income of $652,000 for the year ended March 31, 2014. The variance was due to a litigation settlement payment made to us in fiscal 2014 referenced below.

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

Income Taxes. The income tax expense of $39,000 for the year ended March 31, 2015 resulted from an alternative minimum tax calculation, compared to an income tax benefit for the year ended March 31, 2014, resulting from a true-up of the accrual of income tax expense of $35,000 for our fiscal year 2013, reflecting the actual amount of such taxes reflected in the return filed for that fiscal year.

Net Income (Loss).  The net income for the year ended March 31, 2015 was $249,000 ($0.03 per common share) compared to a net loss of $1,758,000 ($0.21 per common share) for the year ended March 31, 2014, a favorable variance of $2,007,000.  Our net income for the year was a result of increases in gross profit of $1,598,000 and decreases in operating expenses of $1,148,000, offset by a negative variance in other income (expenses) of $688,000 and a negative variance in income tax benefit (expense) of $51,000.

Liquidity and Capital Resources

Until fairly recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million. As of March 31, 2015, our working capital was $29,300,000 and our cash and cash equivalents were $19,500,000.

On December 10, 2009, we entered into an Accounts Receivable Purchasing Agreement, the ARPA, with DSCH Capital Partners, LLC d/b/a Far West Capital, or FWC. Pursuant to the ARPA, FWC could purchase from our subsidiary, in its sole discretion, our eligible accounts receivable on a revolving basis, up to a maximum of $8,500,000, with full recourse for the face amount of such eligible receivables. FWC retained 15% of the purchase price of the purchased receivables as a reserve amount. We were required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10.00%, which fees accrued daily. In June 2012, in connection with the reduction of our cost of funds rate and the elimination of the discount fees payable to FWC in connection with its purchase of eligible receivables, we agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, our subsidiary to have a net worth (defined as assets minus liabilities) of not less than $4,000,000. In the event we were unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC would have been increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16.0%. We guaranteed the obligations of our subsidiary under the ARPA pursuant to a corporate guaranty and suretyship, secured by a first priority security interest on all our assets.

On March 9, 2015, we consummated the public offering of 2.3 million shares of our common stock, including the full exercise of the underwriter’s over-allotment option, from which we received approximately $12.5 million in net proceeds. We announced that we intended to use the proceeds for general corporate purposes, including product expansion, general and administrative, manufacturing, sales and marketing expenses, and for potential acquisitions of products and/or companies that complement our business.

On April 17, 2015, in connection with the Motion Acquisition, our subsidiary entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank provided us with formula and non-formula revolving loans for up to an aggregate amount of $15 million, which replaced the ARPA, under which there were no borrowings at the time. The new facility with Square 1 Bank has a two year term, is secured by substantially all of our assets, and bears interest at the greater of the current prime lending rate plus 1.25% per annum or 4.5% per annum. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of our eligible accounts receivable. The maximum amount of non-formula loans outstanding at any time cannot exceed $4 million through April 16, 2016, with the maximum allowable amount reducing by $480,000 increment every three months thereafter, until the maximum amount reaches $2.08 million, where it will remain until maturity. On April 17, 2015, we borrowed approximately $9 million under this facility to fund the cash portion of the purchase price for the Motion assets.

As of June 19, 2015, there were no borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2015	2014
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$2,394	$(4,169)
Net cash used in investing activities	(1,066)	(900)
Net cash provided by financing activities	12,727	189
Cash and cash equivalents at year end	19,455	5,400

Net cash provided by operating activities in fiscal year 2015 was $2,394,000, compared to $4,169,000 of cash used in operating activities in fiscal year 2014, a favorable variance of $6,563,000. The favorable variance in net cash provided by operating activities was due to an favorable increase in cash provided by inventory of $2,761,000, attributable to the higher level of inventory in the prior year caused by delays in expected orders, principally in the Federal government market, and a favorable variance in net income (loss), net of items not affecting cash, of $1,731,000, primarily attributable to decreases in our research and development expenses. Net cash provided by operation activities was further increased by a favorable increase in cash arising from the timing and payment of accounts payable and accrued liabilities, as well as growth in deferred revenue of $1,180,000. The favorable variance in net cash provided by operating activities was also due to a favorable increase in cash provided by a fluctuation in the accounts receivables balance in fiscal 2015, as compared to the prior year, of $676,000, due in part to the increase in revenue as well as from the timing of accounts receivable billings and collections in 2015. The aging of our receivables remained consistent with the prior year, with no deterioration. The favorable increase in prepaid expenses and other current assets of $215,000 contributed to the increase in cash provided by operating activities.

Net cash used in investment activities consists of investments in tooling costs related to new products developed or under development as well as investments in demonstration units used in the marketing of our products.  For the year ended March 31, 2015, the cash used in investing activities principally consisted of tooling costs of $604,000, investments in demonstration and internal units of $415,000 and other fixed assets totaling $47,000.  For the year ended March 31, 2014, the cash used in investing activities consisted primarily of tooling costs of $525,000 and investments in demonstration and internal units of $368,000.

Net cash provided by financing activities for the years ended March 31, 2015 and 2014 was $12,727,000 and $189,000, respectively.  Net cash provided by financing activities for the year ended March 31, 2015 consisted primarily of net proceeds from the recent public offering of our common stock of $12,511,000, net proceeds from the exercise of employee stock options of $144,000 and the issuance of common stock by our employee stock purchase plan of $72,000.  Net cash provided by financing activities for the year ended March 31, 2014 consisted primarily of net proceeds from the exercise of employee stock options of $148,000 and the issuance of common stock by our employee stock purchase plan of $41,000.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of June 5, 2015:

Name	Age	Positions with our Company
Philip S. Sassower	75	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	57	President and Chief Operating Officer
Michael J. Rapisand	55	Chief Financial Officer and Corporate Secretary
Peter Poulin	54	Chief Marketing Officer
Bryan J. Bell	54	Vice President of Engineering
Michael W. Zimmerman	55	Vice President of Global Operations
Randy W. Denny	55	Vice President of Sales, United States
Peter Lewis Kent Misemer	63 66	Vice President of International Sales Director
Andrea Goren	47	Director
Ben Irwin	55	Director
Thomas F. Leonardis	71	Director
Brian E. Usher-Jones	69	Director

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

Michael J. Rapisand has served as our Chief Financial Officer and Corporate Secretary since August 2004.

Peter Poulin has served as our Chief Marketing Officer since April 17, 2015. Mr. Poulin served as Motion’s Chief Executive Officer and prior to that, its Vice President of Marketing, since 2012. Prior to joining Motion, Mr. Poulin served as Vice President, Sales of Virtual Bridges, Inc., since 2011, and as Executive Vice President, Marketing & Business Development at Hoover’s Inc. from 2008 to 2010.

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

Peter Lewis has served as our Vice President of International Sales since April 17, 2015. Prior to that date, Mr. Lewis was Vice President of Worldwide Sales at Motion since 2003.

Andrea Goren has served as a member of our board of directors since December 2004. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. In December 2010, Mr. Goren was appointed as Chief Financial Officer of Communication Intelligence Corporation (OTCQB: CICI). Mr. Goren has also served as a director of Communication Intelligence Corporation since August 5, 2010. From January 2008 to January 2010, Mr. Goren served as a director of The Fairchild Corporation. Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder. Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 15 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2015 fiscal year.

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

Audit Committee

The members of our audit committee are Brian E. Usher-Jones, Kent Misemer and Thomas Leonardis. Our board of directors has determined that Brian E. Usher-Jones meets the criteria of an “audit committee financial expert,” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. Mr. Usher-Jones is an independent director as defined under The NASDAQ Stock Market Rules. Mr. Usher-Jones’ background and experience includes being a chartered accountant and Chief Financial Officer of Nesbitt Thomson & Company, LTD.

Item 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2015 and 2014 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2015.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)	Option Awards US($)(1)	Total US($)
Philip S. Sassower—	2015	210,000	(2)	100,000	(3)	—	354,063	664,063
Chief Executive Officer	2014	210,000	(2)	100,000	(3)	—	147,223	457,223

Mark Holleran—	2015	275,000		275,000	(4)	—	422,230	972,230
President and Chief Operating Officer	2014	266,667		346,768	(4)	—	339,164	952,599

Michael J. Rapisand—	2015	200,000		100,000	(5)	—	168,216	468,216
Chief Financial Officer and Corporate Secretary	2014	200,000		120,000	(5)	—	135,666	455,666

Bryan J. Bell—	2015	190,000		40,000	(6)	—	96,471	326,471
Vice President of Engineering	2014	186,666		60,000	(6)	—	111,440	358,106

Randy W. Denny—	2015	180,000		60,000	(7)	—	94,579	334,579
Vice President of Sales, Americas	2014	74,481		37,227	(7)	—	155,993	267,701

(1)

Option award amounts included in this table reflect the grant day fair value of option grants within the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation model.

(2)

Mr. Sassower is compensated for his services as our Chief Executive Officer through payments we make to SG Phoenix LLC, which is controlled by Mr. Sassower and Andrea Goren, a member of our Board of Directors. SG Phoenix LLC received $200,000 in each of the fiscal years 2014 and 2015 in connection with the services of Mr. Sassower as our Chief Executive Officer. Mr. Sassower also serves as the Chairman of our Board of Directors, and receives cash fees for his service on our board of directors. Mr. Sassower was paid $10,000 in cash fees for each of fiscal years 2015 and 2014 in connection with being a member of our Board of Directors. Mr. Sassower receives option awards in connection with his service on our Board of Directors and for his service as our Chief Executive Officer.

(3)

A discretionary bonus of $100,000 was paid to SG Phoenix LLC for the fiscal years 2015 and 2014 for services rendered by Mr. Sassower as our Chief Executive Officer in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives.

(4)

Under the terms of Mr. Holleran’s employment agreement, he had the opportunity to earn a cash performance bonus of up to 100% of his base salary of $275,000 in fiscal year 2015 and $266,667 in fiscal year 2014 based on the achievement of various objectives. Mr. Holleran earned $275,000 and $286,667 of the performance bonus under his employment agreement in fiscal years 2015 and 2014, respectively, in connection with achieving certain revenue, cash flow, profitability, staffing, product development, financial controls and communication objectives in each year. In recognition of Mr. Holleran’s exceptional performance in fiscal 2014, our board of directors awarded him a bonus $70,000 in excess of his maximum cash incentive bonus for that year.  Mr. Holleran also earned bonuses of $60,101 in fiscal year 2014 based on his efforts in managing our sales team.

(5)

Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2015 and 2014, he had the opportunity to earn a cash bonus of up to 40% of his base salary or $80,000 based on his achievement of revenue, cash flow and profitability objectives.   Mr. Rapisand earned $80,000 and $80,000 of the performance bonus in fiscal years 2015 and 2014, respectively, as certain revenue, cash flow, profitability, financial controls and communication objectives were achieved in each year and performance. In recognition of Mr. Rapisand’s exceptional performance associated with the Motion Acquisition in fiscal 2015 as well as his exceptional performances in fiscal 2015 and 2014, our board of directors awarded him a bonuses of $20,000 and $40,000, respectively, in excess of his maximum cash incentive bonus for those years.

(6)

Under the terms of Mr. Bell’s Management by Objective (MBO) bonus plan, in fiscal years 2015 and 2014, he had the opportunity to earn a cash bonus of up to $40,000 on his achievement of revenue, cash flow and profitability objectives.   Mr. Bell earned $40,000 and $40,000 of the performance bonus in fiscal years 2015 and 2014, respectively, as certain revenue, cash flow, profitability and product development objectives were achieved in each year. In recognition of Mr. Bell’s exceptional performance in fiscal 2014, our board of directors awarded him a bonus $20,000 in excess of his maximum cash incentive bonus for that year.

(7)

Mr. Denny started in November 2013. Under the terms of Mr. Denny’s Management by Objective (MBO) bonus plan, in fiscal years 2015 and 2014, he had the opportunity to earn a cash bonus of up to $40,000 on his achievement of revenue, cash flow and profitability objectives.   Mr. Denny earned $40,000 and $16,667 of the performance bonus in fiscal years 2015 and 2014, respectively, as certain revenue, cash flow, profitability and product development objectives were achieved in each year. Mr. Denny also earned bonuses of $20,000 and $20,560 in fiscal years 2015 and 2014, respectively, based on his efforts in managing our sales team.

Elements of Our Compensation Program

The compensation of our executives other than our Chief Executive Officer is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity-based compensation. In addition, we provide our executives with benefits that are generally available to our other salaried employees. Our Chief Executive Officer receives compensation for his services as an executive officer through payments we make to SG Phoenix LLC, which is controlled by our Chief Executive Officer and another member of our board of directors.

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

Each of our named executive officers (other than our Chief Executive Officer) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 4, 5, 6 and 7 in the summary compensation table for fiscal years 2015 and 2014 above. The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

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

On March 13, 2015, our board of directors approved grants of options to purchase a total of 213,875 shares of our common stock, with an exercise price of $6.00, to certain of our officers and each director, of which options to purchase 17,925 shares were granted to Mr. Sassower, and options to purchase 6,725 shares were granted to each other member of our board of directors, other than Mr. Misemer, who received options to purchase 6,250 shares. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of seven and one half five years from the date of the grant.

Also on March 13, 2015, our board of directors approved grants of additional options to purchase a total of 328,190 shares of our common stock, with an exercise price of $6.00, to certain of our officers and each director, of which options to purchase 76,887 shares were granted to Mr. Sassower, options to purchase 50,087 shares were granted to Mr. Goren and options to purchase 5,043 shares were granted to each other director, other than Mr. Misemer, who received options to purchase 4,687 shares. The options vest on the first anniversary of the Motion Acquisition, if the recipient is then still providing services to us, and have a term of seven and one half five years from the date of the grant.

On February 6, 2013, our board of directors approved an increase in the annual fee paid to SG Phoenix LLC, an affiliate, from $150,000 to $200,000, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. In addition, in both fiscal 2015 and fiscal 2014, a $100,000 discretionary bonus was paid to SG Phoenix LLC for services rendered by Mr. Sassower in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives. General administration expense includes expense of $300,000 for these expenses for the year ended March 31, 2015.

On June 12, 2012, our board of directors approved the payment of $10,000 in cash, paid quarterly in the amount of $2,500, to each director for services rendered beginning with the year ended March 31, 2014. On November 4, 2013, our board of directors approved the payment of an additional annual amount to each member of our board of directors’ audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the amount of $1,000, effective October 1, 2013. Our general administration expense includes an expense of $84,000 for such fees for the year ended March 31, 2015.

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

We have established a transaction bonus pool for our executive officers and other members of our senior management team upon the sale of our business, which was originally outlined in Mr. Holleran’s employment agreement. The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our business, after our transaction expenses. Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our business is sold during the term of his employment. In addition, we have agreed that, if our business is sold during the term of their employment, our Chief Financial Officer, Michael J. Rapisand, will receive 30% of the transaction bonus pool, and our Vice President of Engineering, Bryan J. Bell, will receive 5% of the pool, with the remaining 15% of the pool unallocated.

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

Impact of Regulatory Requirements

Deductibility of Executive Compensation. Our executive officers’ MBO plans and our transaction bonus pool do not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year period that is attributable to one of those arrangements would not currently be deductible by us for U.S. federal income tax purposes. We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences. Our 2009 Stock Incentive Plan provides for stock options and other awards that qualify as “performance-based compensation,” as well as certain awards, such as restricted share awards, that do not so qualify.

Accounting for Stock-Based Compensation. We account for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2015 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	300	—		$40.00	04/29/2014
Chief Executive Officer	375	—		$60.00	06/09/2014
	375	—		$60.00	06/09/2014
	375	—		$44.00	03/31/2015
	3,250	—		$24.00	03/28/2016
	57,333	28,667	(1)	$5.00	12/30/2020
	—	17,925	(2)	$6.00	09/12/2022
	—	76,887	(3)	$6.00	9/12/2022

Mark Holleran—	32,500	—		$24.00	03/28/2016
President and Chief Operating Officer	186,666	93,334	(4)	$5.00	12/30/2020
	—	62,500	(5)	$6.00	09/12/2022
	—	93,750	(3)	$6.00	9/12/2022

Michael J. Rapisand—	12,500	—		$24.00	03/28/2016
Chief Financial Officer and Corporate Secretary	74,666	37,334	(6)	$5.00	12/30/2020
	—	24,900	(7)	$6.00	09/12/2022
	—	37,350	(3)	$6.00	9/12/2022

Bryan J. Bell—	10,000	—		$24.00	03/28/2016
Vice President of Engineering	61,333	30,667	(8)	$5.00	12/30/2020
	—	20,400	(9)	$6.00	09/12/2022
	—	15,300	(3)	$6.00	9/12/2022

Randy W. Denny—	10,000	—		$24.00	03/28/2016
Vice President of Sales, United States	33,333	61,333	(10)	$5.00	12/30/2020
	—	20,000	(11)	$6.00	09/12/2022
	—	15,000	(3)	$6.00	9/12/2022

(1)	Options to purchase 28,667 shares vest on October 31, 2015.
(2)	Options to purchase 5,975 shares vest on March 13, 2016, options to purchase 5,975 shares vest on March 13, 2017 and options to purchase 5,975 shares vest on March 13, 2017.
(3)	All options vest on April 17, 2016.
(4)	Options to purchase 93,334 shares vest on October 31, 2015.
(5)	Options to purchase 20,833 shares vest on March 13, 2016, options to purchase 20,833 shares vest on March 13, 2017 and options to purchase 20,834 vest on March 13, 2017.
(6)	Options to purchase 37,334 shares vest on October 31, 2015.
(7)	Options to purchase 8,300 shares vest on March 13, 2016, options to purchase 8,300 shares vest on March 13, 2017 and options to purchase 8,300 shares vest on March 13, 2017.
(8)	Options to purchase 30,667 shares vest on October 31, 2015.
(9)	Options to purchase 6,800 shares vest on March 13, 2016, options to purchase 6,800 shares vest on March 13, 2017 and options to purchase 6,800 shares vest on March 13, 2017.
(10)	Option to purchase 33,333 shares vest on November 4, 2015 and options to purchase 33,334 shares vest on November 4, 2016.
(11)	Options to purchase 6,666 shares vest on March 13, 2016, options to purchase 6,666 options vest on March 13, 2017 and options to purchase 6,667 shares vest on March 13, 2017.

The fiscal 2015 grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the 2009 Stock Plan.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of March 31, 2015, the last business day of our last fiscal year. If Mr. Holleran’s employment is terminated by us as a result of his death or disability or for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$275,000	(4)
Performance bonus(3)	$275,000	(5)
Benefits and Perquisites:	$14,880	(6)

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

(5)

Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran received performance bonuses of $275,000 in fiscal 2015 and $346,768 in fiscal 2014.

(6)	Represents payments of $1,240 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

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

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2015, the last business day of our 2015 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—	(2)	—	(3)
Mark Holleran—President and Chief Operating Officer	$1,540,786	(4)	—	(3)
Michael J. Rapisand—Chief Financial Officer	$924,472	(5)	—	(3)
Bryan J. Bell—Vice President of Engineering	$154,079	(6)	—	(3)

(1)

Our named executive officers are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our business. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to approximately $8 per share and 10% of the remaining per share consideration received through such a sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. Our board of directors approved the transaction bonus pool to adjust the amount of consideration that the participants are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties (“Eligible Sale Transaction”). The transaction bonus pool may be amended so that the transaction bonus pool would be equal to 5% of total net sales proceeds received by our stockholders in an Eligible Sales Transaction, plus an additional 5% of such proceeds in excess of $82.8 million (the “Hurdle Rate”), with such Hurdle Rate subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction. As of March 31, 2015, the participation the transaction bonus pool was allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer, 30% of the pool to Michael J. Rapisand, our Chief Financial Officer, and 5% of the pool to Bryan J. Bell, our Vice President of Engineering, with the balance unallocated.

(2)	On May 1, 2015, our board of directors allocated 9.375% of the transaction bonus pool to Mr. Sassower.

(3)

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

(4)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2015 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $3,081,573. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(5)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2015 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $3,081,573. Mr. Rapisand would be entitled to receive 30% of the transaction bonus pool.

(6)

Assumes a sale in which the holders of our common stock receive sales proceeds of $6.35 per share, which represented the closing price of our common stock on March 31, 2015 as reported by the NASDAQ Capital Market, giving effect to our recent reverse stock split, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $3,081,573.  Mr. Bell would be entitled to receive 5% of the transaction bonus pool.

Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings. In addition, from time to time, we grant options to purchase shares of our common stock to our directors. We also reimburse our directors for their out-of-pocket expenses incurred in connection with attending our board and board committee meetings. Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. On June 12, 2012, our board of directors approved the payment of $10,000 in cash fees, paid quarterly in the amount of $2,500, to each director for services rendered, beginning with the year ended March 31, 2014. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the of $1,000, effective October 1, 2013.

Fiscal Year 2015 Director Compensation

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended March 31, 2015.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Total ($)
Brian E. Usher-Jones	18,000	(2)	—	43,946	61,946
Andrea Goren	10,000		—	212,157	222,157
Thomas F. Leonardis	18,000	(2)	—	43,946	61,946
Kent Misemer	18,000	(2)	—	40,843	58,843
F. Ben Irwin	10,000		—	43,946	53,946

(1)  In March 2013, each of our directors received two option grants. The first grant is an option to purchase 6,725 shares, which were granted to each director, other than Kent Misemer, who received options to purchase 6,250 shares. The options vest in three equal annual installments beginning on March 13, 2016, and have a term of seven and a half years from the grant date. The second grant is an option to purchase 5,043 shares, which were granted to each directors, other than Mr. Goren, who received options to purchase 50,087 shares, and Mr. Misemer, who received options to purchase 4,687 shares. The options vest on the first anniversary of the Motion Acquisition on April 17, 2016 and have a term of seven and one half five years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the 2009 Stock Plan.

(2)  Mr. Usher-Jones, Mr. Leonardis and Mr. Misemer each received $8,000 in cash payments as compensation for their services on our audit and compensation committees.

Director Independence

Our board of directors has determined that each of Brian E. Usher-Jones, F. Ben Irwin, Thomas F. Leonardis and Kent Misemer are independent directors as that term is defined under current The NASDAQ Stock Market Rules.

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

As of March 31, 2015, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and the 2009 Stock Plan may not exceed an aggregate of 1,687,500 shares under the 2009 Stock Plan. The options granted under the plans, except as described below, generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

Grants To:	Directors		Officers		Non-Officer Employees
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
June 2014	-	-	-	-	45,000/10,000	$6.28/$6.16
August 2014	-	-	-	-	20,000	$6.28
November 2014	-	-	-	-	5,000	$5.90
February 2015	-	-	-	-	20,000	$6.58
February 2015	-	-	-	-	5,000/5,000	$6.69/$7.09
March 2015	197,865	$6.00	344,200	$6.00	-	-

As of March 31, 2015, options to purchase 1,905,405 shares of our common stock had been awarded and are outstanding pursuant to grants under the 2009 Stock Plan, of which options to purchase 542,065 shares related to the March 2015 grants to our directors and officers are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the 2009 Stock Plan.

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

The offering period for our fiscal year 2015 began on April 1, 2014 and terminated on March 31, 2015, and had a purchase price of $6.0325 per share.

Upon the adoption of the ESPP, up to 12,500 shares were reserved for purchase under the ESPP.  On September 24, 2013, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 12,500 to 32,500. On March 12, 2015, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 32,500 to 52,500. As of March 31, 2015, 29,663 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,363,340	$6.42	249,296
Equity compensation plans not approved by security holders	542,065	$6.00	—
Total	1,905,405	$6.30	249,296

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of June 5, 2015 by (i) each person known by us to be the beneficial owner of more than 10% of our common stock, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	1,582,870	(4)	14.6%
Mark Holleran	233,884	(5)	*
Michael J. Rapisand	112,017	(6)	*
Bryan J. Bell	77,541	(7)	*
Brian E. Usher-Jones	43,113	(8)	*
Andrea Goren	1,247,833	(9)	11.3%
Thomas F. Leonardis	25,885	(10)	*
Kent Misemer	51,862	(11)	*
F. Ben Irwin	24,884	(12)	*
Randy W. Denny	34,330	(13)	*
Michael W. Zimmerman	25,000	(14)	*
Phoenix Venture Fund LLC 110 East 59th Street New York, NY 10022	1,181,071	(15)	10.9%
All directors and executive officers as a group (13 persons)	2,253,624	(16)	15.2%

*	Represents less than 1% of class or combined classes.

(1)

Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 14000 Summit Drive, Suite 900, Austin, Texas 78728. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)

Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of June 5, 2014 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based upon 10,789,967 shares of our common stock outstanding as of the June 5, 2015.

(4)

Includes 60,584 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015, 257,970 shares of common stock owned of record, 17,651 shares of common stock owned of record by Susan Sassower, who is the spouse of Mr. Sassower, and 24,524 owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,181,071 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares. Also includes 41,070 shares of common stock owned of record by two trusts for the benefit of Susan Sassower (the Susan Sassower Trusts”). Mr. Sassower is the sole trustee of the Susan Sassower Trusts. Mr. Sassower disclaims any beneficial ownership of the securities owned by the Susan Sassower Trusts except to the extent of his pecuniary interest, if any, in such securities.

(5)	Includes 219,167 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(6)	Includes 87,167 shares of common stock that Mr. Rapisand has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(7)	Includes 71,333 shares of common stock that Mr. Bell has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(8)	Includes 23,251 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(9)

Includes 17,303 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 23,626 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015, and 24,524 shares of common stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,181,071 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(10)	Includes 23,251 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(11)

Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 21,250 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of June 5, 2015.

(12)	Includes 23,251 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(13)	Includes 33,333 shares of common stock that Mr. Denny has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(14)	Includes 25,000 shares of common stock that Mr. Zimmerman has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(15)

Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(16)

Includes 610,838 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015. Also includes 1,181,071 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2015, we purchased approximately $314,000 in components for our tablet PCs from Ember Industries, Inc., a contract manufacturer. Thomas F. Leonardis, a member of our board of directors, is the Chairman and Chief Executive Officer of Ember Industries. We purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices. The disinterested members of our board of directors reviewed, approved and ratified our purchase of component parts from Ember Industries on the described terms.

On June 12, 2012, our board of directors approved $150,000 of fees, to be paid monthly in the amount of $12,500, to SG Phoenix LLC, an affiliate, for services to be rendered during the year ended March 31, 2013.  On February 6, 2013, our board of directors approved an increase in those annual fees from $150,000 to $200,000, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. Our board of directors also approved a discretionary bonus payment of $100,000 to SG Phoenix LLC for the fiscal year ended March 31, 2015 for services rendered by Philip S. Sassower as our chief executive officer.

On March 13, 2015, our board of directors approved the grant of options to purchase a total of 213,875 shares of our common stock, with an exercise price of $6.00, to certain of our officers and each member of our board of directors, of which options to purchase 17,925 shares were granted to Philip S. Sassower, our chairman and chief executive officer, and options to purchase 6,725 shares were granted to each of the other members of our board of directors, other than Kent Misemer, who received options to purchase 6,250 shares. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of seven and one half five years from the date of the grant.

Also on March 13, 2015, our board of directors approved the grant of additional options to purchase a total of 328,190 shares of our common stock, with an exercise price of $6.00, to certain of our officers and each member of our board of directors, of which options to purchase 76,887 shares were granted to Mr. Sassower, options to purchase 50,087 shares were granted to Andrea Goren, a member of our board of directors, and options to purchase 5,043 shares were granted to each of the other members of our board of directors, other than Mr. Misemer, who received options to purchase 4,687 shares. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half five years from the date of the grant.

On June 12, 2012, our board of directors approved the payment to each member of our board of directors of an annual fee of $10,000, to be paid quarterly in the amount of $2,500. On November 4, 2013, our board of directors approved the payment of an additional annual fee to each member of the board of director’s audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the amount of $1,000, effective October 1, 2013. General administration expense includes expense of $84,000 and $72,000 for these fees for the years ended March 31, 2015and 2014, respectively.

On February 6, 2013, our board of directors approved an increase in the annual payment to SG Phoenix LLC, an affiliate of the Company, from $150,000 to $200,000, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. In addition, in both fiscal 2015 and fiscal 2014, a $100,000 discretionary bonus was paid to SG Phoenix LLC for services rendered by Mr. Sassower in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives. General administration expense includes expense of $300,000 and $300,000 for these expenses for the years ended March 31, 2015 and 2014, respectively.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2015	% of Total	Fiscal Year 2014	% of Total
Audit Fees(1)	$112,940	100%	$112,289	100%
Audit-Related Fees(2)	—		—
Tax Fees(2)	—		—
All Other Fees	—		—
Total Fees	$112,940	100%	$112,289	100%

(1)

Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2015 and 2014 for fees of $112,940 and $112,289, respectively, including $14,000 in the year ended March 31, 2015 for attestation services, including a comfort letter, related to the registration statement on the Form S-1 we filed in connection with the public offering of our common stock in that year.

(2)

We paid no other fees to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements or for tax fees during the two years ended March 31, 2015.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm. In accordance with that policy, our audit committee may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval. All of the audit and tax fees we paid to PMB Helin Donovan for fiscal years 2015 and 2014 were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Management Contract or Compensatory Plan:

See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.15 through 10.19.

(b)	Exhibits:

See Index to Exhibits.

(d)	Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June 2015.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Michael J. Rapisand
	Name:	Michael J. Rapisand
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director
Philip S. Sassower		June 29, 2015

/s/ Michael J. Rapisand	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael J. Rapisand		June 29, 2015

/s/ Brian E. Usher-Jones	Director
Brian E. Usher-Jones		June 29, 2015

/s/ Andrea Goren	Director
Andrea Goren		June 29, 2015

/s/ Thomas F. Leonardis	Director
Thomas F. Leonardis		June 29, 2015

/s/ Kent Misemer	Director
Kent Misemer		June 29, 2015

/s/ F. Ben Irwin	Director
F. Ben Irwin		June 29, 2015

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2015 and 2014 as well as the related consolidated statements of income and operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2015 and 2014, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, on April 17, 2015, the Company acquired certain assets and assumed certain liabilities of Motion Computing, Inc. and certain of its subsidiaries from Square 1 Bank.

/s/ PMB Helin Donovan, LLP

Austin, TX

June 29, 2015

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,455	$5,400
Accounts receivable, net	6,633	6,182
Inventory, net	7,883	7,240
Prepaid expenses and other current assets	315	441
Total current assets	34,286	19,263
Fixed assets, net	1,030	883
	$35,316	$20,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$5,008	$4,381
Total current liabilities	5,008	4,381
Deferred revenue and non-current warranty liabilities	1,517	636
Total liabilities	6,525	5,017
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000, and none, respectively; shares issued none and none, respectively	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,784 and 8,430, respectively	11	8
Additional paid-in capital	168,379	154,969
Accumulated deficit	(139,599)	(139,848)
	28,791	15,129
	$35,316	$20,146

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Years Ended March 31,
	2015	2014
Revenue	$42,639	$35,585
Cost of revenue	28,320	22,864
Gross profit	14,319	12,721

Expenses:
Sales, marketing and support	6,352	6,067
Product research, development and engineering	3,537	4,850
General administration	4,103	4,223
	13,992	15,140
Income (loss) from operations	327	(2,419)

Other income (expense):
Interest expense	(8)	(3)
Other income (expense)	(31)	652
	(39)	649
Income (loss) before income taxes	288	(1,770)
Income tax (expense) benefit	(39)	12
Net income (loss)	$249	$(1,758)

Income (loss) per common share, primary	$0.03	$(0.21)
Income (loss) per common share, fully diluted	$0.03	$(0.21)
Weighted average number of common shares outstanding, primary	8,603,732	8,399,205
Weighted average number of common shares outstanding, fully diluted	8,759,113	8,399,205

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2013	8,389,363	$8	$153,604	$(138,090)	$15,522
Warrant issued for services	—	—	11	—	11
Shares issued for ESPP	11,176	—	41	—	41
Shares issued for exercise of stock options	29,000	—	148	—	148
Stock-based compensation	—	—	1,165	—	1,165
Net loss	—	—	—	(1,758)	(1,758)
Balances, March 31, 2014	8,429,539	$8	$154,969	$(139,848)	$15,129
Warrant issued for services	—	—	2	—	2
Shares issued for ESPP	13,052	—	72	—	72
Capital raise-net of fees	2,300,000	2	12,509	—	12,511
Shares issued for exercise of stock options	41,596	1	143	—	144
Stock-based compensation	—	—	684	—	684
Net income	—	—	—	249	249
Balances, March 31, 2015	10,784,157	$11	$168,379	$(139,599)	$28,791

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$249	$(1,758)
Items not affecting cash:
Depreciation and amortization	919	714
Provision for doubtful accounts	2	(7)
Stock-based compensation expense	684	1,165
Equity instruments issued in exchange for services	2	11
Changes in operating assets and liabilities:
Accounts receivable	(453)	(1,129)
Inventory	(643)	(3,404)
Prepaid expenses and other current assets	126	(89)
Accounts payable and accrued liabilities, including deferred revenue	1,508	328
Net cash provided by (used in) operating activities	2,394	(4,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(1,066)	(900)
Net cash used in investing activities	(1,066)	(900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on issuance of Common Stock	12,727	189
Net cash provided by financing activities	12,727	189
CHANGE IN CASH AND CASH EQUIVALENTS	14,055	(4,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,400	10,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,455	$5,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$8	$3
Payments for income taxes, net of refunds	$—	$23

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

The Company had cash and cash equivalents of approximately $19.5 million at March 31, 2015, working capital of approximately $29.3 million and total equity of approximately $28.8 million. The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

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

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from customers with stated terms. The shipping terms are F.O.B. shipping point. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party. To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period. At March 31, 2015 and 2014, the Company had deferred revenue of $1,415 and $524, respectively, from separately priced extended warranty contracts, of which $1,033 and $464, respectively, is reflected as a non-current liability on the accompanying consolidated balance sheets.

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

The changes to the warranty liabilities are as follows:

	Years Ended March 31,
	2015	2014

Beginning balance	$285	$381
Aggregate changes for accrual related to guarantees issued	458	137
Aggregate changes to preexisting accruals	(116)	(118)
Aggregate reductions for payments made	(111)	(115)
Ending balance	$516	$285
Warranty recorded as a current liability	$32	$113
Warranty recorded as a non-current liability	$484	$172

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2015 and 2014.

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

While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits. The Company had cash balances in excess of federally insured limits of approximately $18,428 at March 31, 2015. The Company has not experienced any losses in such accounts.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2015 and March 31, 2014 was $3 and $1, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

k)	Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based on the weighted-average number of shares of common stock issued and outstanding during the year, and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share for the year ended March 31, 2015 are calculated by dividing net income by the weighted-average number of common shares used in the primary earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, which were 135,381 and 20,000 shares related to dilutive options and warrants, respectively. The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the year ended March 31, 2014 as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation at their common stock equivalent for the years ended:

	March 31, 2015	March 31, 2014
Options	835,336	1,366,562
Warrants	103,750	137,500
	939,086	1,504,062

l)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for the Company beginning in fiscal 2018. The Company is currently evaluating the impact that the adoption of ASU 2015-03 may have on the Company 's Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The objective of ASU 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test.

The amendments are effective for private business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2016. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for The Company beginning in fiscal 2017. The Company is currently evaluating the impact that the adoption of ASU 2015-02 may have on The Company Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which The Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of The Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require The Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2018; however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. The FASB may also permit companies to adopt ASU 2014-09 early, but not before the original public company effective date (that is, annual periods beginning after December 15, 2016). The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on The Company’s Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. ASU 2014-08 will be effective for the Company beginning in Q1 FY 2016 and the Company will evaluate each divestiture to determine the appropriate presentation and disclosure requirements associated with the Company 's Consolidated Financial Statements.

3. INVENTORY

	March 31,
	2015	2014
Finished goods	$5,687	$5,979
Computer components	2,196	1,261
Total inventory	$7,883	$7,240

4. FIXED ASSETS

	March 31,
	2015	2014
Cost
Tooling and fixtures	$2,546	$1,942
Office equipment and leasehold improvements	1,080	1,066
Computer equipment and demonstration units	662	632
Computer software	662	662
	4,950	4,302
Accumulated depreciation
Tooling and fixtures	1,660	1,169
Office equipment and leasehold improvements	1,054	1,046
Computer equipment and demonstration units	548	548
Computer software	658	656
	3,920	3,419
Total fixed assets, net	$1,030	$883

Depreciation and amortization expense was $919 and $714 during the years ended March 31, 2015 and 2014, respectively.

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly-owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC could purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500, with full recourse for the face amount of such eligible receivables. FWC retained 15% of the purchase price of the purchased receivables as a reserve amount. The subsidiary was required to pay FWC a monthly cost of funds fee equal to the net funds employed by FWC (i.e., the daily balance of the purchase price of all purchased receivables less the reserve amount, plus any unpaid fees and expenses due from the subsidiary to FWC under the ARPA) multiplied by the annual prime lending rate reported in The Wall Street Journal plus 10%, which fees accrued daily. In June 2012, in connection with the reduction of the cost of funds rate and the elimination of the discount fees payable to FWC in connection with its purchase of eligible receivables, the Company agreed to a net worth financial covenant requiring, as of the last day of each fiscal quarter, the Company’s subsidiary to have net worth (defined as assets minus liabilities) of not be less than $4,000. In the event the Company was unable to maintain the minimum net worth requirement, the monthly cost of funds fee required to be paid to FWC would have been increased to equal the net funds employed by FWC multiplied by the lesser of (a) the maximum rate allowed under applicable law and (b) the annual prime lending rate reported in The Wall Street Journal plus 16%.

The ARPA contained standard representations, warranties, covenants, indemnities and releases for agreements governing financing arrangements of this type. The Company guaranteed the obligations of its subsidiary under the ARPA pursuant to a corporate guaranty and suretyship. In addition, pursuant to the ARPA, the subsidiary’s obligations under the ARPA were secured by a first priority security interest on all assets of the subsidiary. On March 31, 2015, there were no borrowings under the ARPA.

On April 17, 2015, the Company terminated the ARPA and entered into a new credit agreement as described in Note 15.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2015	2014
Accounts payable	$2,570	$2,889
Incentive compensation, includes sales commissions	945	879
Other accrued liabilities and deferred revenue	810	467
Engineering development, includes tooling	683	146
Total	$5,008	$4,381

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

Year-ended March 31, 2015

On March 12, 2013, the Company filed a shelf registration statement on Form S-3, which was declared effective on March 27, 2013.

On March 9, 2015, pursuant to a prospectus supplement to the shelf registration statement, the Company completed the closing of the public offering of 2,300,000 shares of common stock, including the full exercise of the underwriter’s over-allotment option, at an offering price of $6.00 per share, and received gross proceeds of approximately $13,800. The Company incurred costs of approximately $1,289 associated with the public offering of the Company’s common stock. The costs consist of the underwriting discount, professional fees, primarily legal, and costs associated with marketing the public offering, primarily travel. These costs were charged against the gross proceeds of the public offering of the Company’s common stock.

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

Warrants Outstanding

At March 31, 2015, there were warrants outstanding to purchase an aggregate of 123,750 shares of the Company’s common stock outstanding, all of which are fully exercisable as detailed in the table below:

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

At March 31, 2015, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed 1,687,500 shares. The options under the 2009 Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Board of Directors approved the following grants of options:

Grants To:	Directors		Officers		Non-Officer Employees						Grant Date Fair Value
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares			Ex. Price			Amount
June/August 2013	313,000	$5.00	484,000	$5.00		275,000			$3.44		$1,401
November 2013	-	-	175,000	$4.66		10,000			$4.66		$289
February 2014	-	-	-	-		20,000			$5.99		$41
March 2014	-	-	100,000	$6.23		-			-		$210
June 2014	-	-	-	-	45,000	/	10,000	$6.28	/	$6.16	$117
August 2014	-	-	-	-		20,000			$6.28		$35
November 2014	-	-	-	-		5,000			$5.90		$10
February 2015	-	-	-	-		20,000			$6.58		$44
February 2015	-	-	-	-	5,000	/	5,000	$6.69	/	$7.09	$23
March 2015	197,865	$6.00	344,200	$6.00		-			-		$1,669

The March 2015 grants to the Directors and Officers are contingent upon an increase in the maximum number of shares to be authorized for issuance under the 2009 Stock Plan by our stockholders.

The options granted to Directors and Officers in June 2013 vest in three equal annual installments beginning on October 31, 2013 and have a term of seven and a half years from the grant date. The other options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant, except for the March 2015 grant of which 146,790 shares for Directors and 181,400 shares for Officers which vest on the first anniversary of the Motion Acquisition, as defined below, see Note 14, and have a term of seven and one half five years from the date of the grant.

A summary of the activity in the Company’s Amended Share Option Plan and 2009 Stock Plan during the years ended March 31, 2015 and 2014 is as follows:

	Years Ended March 31,
	2015		2014
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	1,366,562	$6.55	146,878	$24.22
Granted	652,065	$6.03	1,377,000	$4.75
Exercised	(41,596)	$3.44	(29,000)	$5.11
Forfeited	(71,626)	$10.32	(128,316)	$7.76
Outstanding and expected to vest at end of year	1,905,405	$6.30	1,366,562	$6.55

In fiscal 2015, options to purchase 41,596 shares of common stock were exercised and the Company received $144 of cash. The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2015, was $72. In February 2014, options to purchase 29,000 shares of common stock were exercised and the Company received $148 of cash. The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2014, was $37.

At March 31, 2015, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan is 70,596 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 4,268.

A summary of the options outstanding and exercisable at March 31, 2015 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44–4.99	340,069	3.4	96,730	3.5
$5.00–7.50	1,460,815	5.8	522,499	5.0
$7.51–26.99	102,383	1.0	101,965	1.0
$27.00–44.00	2,138	0.0	2,138	0.0
	1,905,405	5.1	723,332	4.2

At March 31, 2015, the weighted average exercise price of options exercisable is $7.71.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors, officers and non-officers have different expected terms and, accordingly, different volatility and discount rates as follows:

Grants To:	Directors			Officers			Non-Officer Employees

Assumptions	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate
Fiscal 2014	7.0 yrs	57%	2.11%	4.5 yrs	55%	1.51%	3.0 yrs	49%	0.71%
Fiscal 2015	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%

There were assumed to be no dividends paid to holders of the Company’s common stock for either year.

The Company recorded stock compensation cost of $684 and $1,165 for the years ended March 31, 2015 and 2014, respectively. This expense was recorded in the employee related functional classification. Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at March 31, 2015 was $2,338, which is to be recognized over the next three years.

The aggregate intrinsic values of options exercisable and options outstanding at March 31, 2015 were $861 and $1,961, respectively, based upon the fair value of the Company’s common stock on that date of $6.35, which was greater than the exercise prices of certain options. The weighted average grant date fair value of options granted during the year ended March 31, 2015 was $2.91 per share.

b) 2009 Employee Stock Purchase Plan

The Company’s Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the years ended March 31, 2015 and 2014 are as follows:

	Years Ended March 31,
	2015	2014
Offering Price per Common Share	$6.03	$3.69
Common Shares Purchased	12,660	14,015

9. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Years Ended March 31,
	2015	2014
Deferred income tax assets:
Net operating losses	$28,179	$30,039
Accrued liabilities	192	348
Deferred revenue	495	6
Inventory allowance	367	412
Other items	32	162
Valuation allowance	(29,265)	(30,967)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Years Ended March 31,
	2015	2014
Combined basic US statutory rates	35%	35%
Income taxes (recovery) based on the above rates	$101	$(620)
Increase in income taxes resulting from:
Permanent difference—stock compensation	214	395
Permanent difference—meals & entertainment	21	20
Tax rate differences	(43)	—
Other	(30)	(22)
Change in valuation allowance	(224)	215
Income tax expense (benefit)	$39	$(12)

The income tax benefit of $12 for fiscal year 2014 represents a true up of the prior year accrual to actual. The prior year had federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carry forwards and the alternative minimum tax rate of 20%.

The Company has accumulated net operating losses for income tax purposes totaling approximately $80,511, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income. Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.

Tax years that remain open for examination by the Internal Revenue Service include 2011, 2012, 2013 and 2014.

10. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2015, the ARPA with FWC has a cost of funds fee interest rate with a variable component based on the Wall Street Journal’s prime rate. If the Company borrowed 100% of the facility’s available line for a full year and the bank’s prime lending rate increased by 1%, the Company’s costs under the ARPA will increase by approximately $85.

Foreign exchange risk

All of the Company’s revenues and the significant majority of the Company’s expenses are in United States dollars, and foreign exchange is limited to non-U.S. dollar denominated expenditures in Canadian dollars, which are immaterial in each of the years ended March 31, 2015, and 2014.

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2015	$6.6	3	49%	49%
2014	$6.2	1	44%	44%

The receivables representing 49% of the accounts receivable balance at March 31, 2015 was subsequently collected.

Supplier Risk

The Company relies on a two suppliers for the majority of its finished goods. At March 31, 2015 and 2014, the Company owed the suppliers $2,423 and $2,607, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from these suppliers for the years ended March 31, 2015 and 2014 were $23,317 and $23,509, respectively.

11. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. Approximately 82% of the Company’s revenue for fiscal 2015 was derived from sales in the United States. For the fiscal year ended March 31, 2014, the United States accounted for 76% of the revenue.

The distribution of revenue by country is segmented as follows:

	Years Ended March 31,
	2015	2014
Revenue by country:
United States	$34,964	$27,189
All other countries	7,675	8,396
	$42,639	$35,585

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2015, the Company had three customers that had sales that were greater than 10% of total revenue, and all three customers were located in the United States of America. For the year ended March 31, 2014, the Company had three customers that had sales that were greater than 10% of total revenue and all three customers were located in the United States of America. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2015	$42.6	3	46%	46%
2014	$35.6	3	41%	41%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2015 and 2014.

12. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease maturity date was August 31, 2019 and the related payments are included in the minimum annual payments table shown below. Rent expense for the years ended March 31, 2015 and 2014 was $298 and $234, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2016	$299
2017	305
2018	310
2019	310
2020	122
$1,346

b)	Purchase commitment

At March 31, 2015, the Company had purchase obligations extending into fiscal 2016 of approximately $12,317 related to inventory and product development items.

c)	Litigation

At March 31, 2015, the Company and its subsidiaries were not involved in any legal actions.

On May 3, 2013, the Company entered into a Full and Final Mutual Release and a Minutes of Settlement (the "Settlement Agreement") with Deloitte LLP, formerly Deloitte & Touché LLP, or Deloitte. Under the terms of the Settlement Agreement, Deloitte made a payment to the Company in the amount of CAD$700,000 (Canadian dollars) in full and final satisfaction of all claims made by the Company, and the Company agreed to destroy certain confidential information in its possession, as well as the possession of the Company's expert witness in the proceeding.

Since the closing of the Motion Acquisition, three companies have filed lawsuits against the Company and Motion for alleged infringement of the claimant’s patent by Motion's products and the Company’s existing products. The Company believes the claims are without merit and intends to pursue its defenses against those claims, and does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations. The Company subsequently settled one of the lawsuits by entering into a license agreement with a modest one-time payment.

13. RELATED PARTY TRANSACTIONS

On March 13, 2015, the Board of Directors approved grants of options to purchase a total of 213,875 shares of the Company’s common stock, with an exercise price of $6.00, to certain of the Company’s officers and each member of the Board of Directors, of which options to purchase 17,925 shares were granted to Philip S. Sassower, the Company’s Chairman and Chief Executive Officer, and options to purchase 6,725 shares were granted to each member of the other members of the Board of Directors, other than Kent Misemer, who received options to purchase 6,250 shares. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of seven and one half five years from the date of the grant.

Also on March 13, 2015, the Board of Directors approved grants of additional options to purchase a total of 328,190 shares of the Company’s common stock, with an exercise price of $6.00, to certain of the Company’s officers and each member of the Board of Directors, of which options to purchase 76,887 shares were granted to Mr. Sassower, options to purchase 50,087 shares were granted to Andrea Goren, a member of the Board of Directors, and options to purchase 5,043 shares were granted to each of the other members of the Board of Directors, other than Mr. Misemer, who received options to purchase 4,687 shares. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half five years from the date of the grant.

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2013. General administration expense includes expense of $84 and $72 for these fees for the years ended March 31, 2015and 2014, respectively.

On February 6, 2013, the Board of Directors approved an increase in the annual fee of SG Phoenix LLC, an affiliate of the Company, from $150 to $200, effective February 1, 2013, for additional services to be rendered by SG Phoenix LLC. In addition, in both fiscal 2015 and fiscal 2014, a $100 discretionary bonus was paid to SG Phoenix LLC for services rendered by Mr. Sassower, in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives. General administration expense includes expense of $300 and $300 for these expenses for the years ended March 31, 2015 and 2014, respectively.

During the fiscal years ended March 31, 2015 and 2014, the Company purchased approximately $314 and $76, respectively, in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

14. QUARTERLY DATA (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)

	Quarter
	First	Second	Third	Fourth	Year
2015
Revenue	$8,267	$7,522	$16,443	$10,407	$42,639

Gross profit %	37.1%	30.1%	35.7%	29.9%	33.6%

Operating income (loss)	$(532)	$(1,163)	$2,449	$(427)	$327

Basic and diluted earnings (loss) per share	$(0.07)	$(0.14)	$0.28	$(0.05)	$0.03

2014
Revenue	$5,856	$7,403	$13,981	$8,345	$35,585

Gross profit %	38.2%	35.9%	34.7%	35.6%	35.7%

Operating income (loss)	$(1,028)	$(895)	$893	$(1,389)	$(2,419)

Basic and diluted earnings (loss) per share	$(0.04)	$(0.11)	$0.11	$(0.16)	$(0.21)

15. SUBSEQUENT EVENTS

Compensation of SG Phoenix LLC

On April 7, 2015, the Board of Directors approved an increase in the annual fee paid to SG Phoenix LLC, an affiliate of the Company, from $200 to $287.5, effective April 1, 2015.

Grant of Options

On April 7, 2015, the Board of Directors approved grants of additional options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to Mr. Sassower, the Company's Chairman and Chief Executive Officer, options to purchase 75,000 shares were granted to the Company's President, options to purchase 50,000 shares were granted to the Company's Chief Financial Officer and options to purchase 27,937 shares were granted to Mr. Goren, a member of the Board of Directors. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half five years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the 2009 Stock Plan.

Motion Acquisition

On April 16, 2015, Xplore Technologies Corporation of America, a wholly-owned subsidiary of the Company (the “Purchaser”), entered into a Foreclosure Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Motion Computing, Inc., Motion Computing Pty, Ltd., Motion Computing Holding Company, Inc. (collectively “Motion”) and Square 1 Bank, Motion’s senior secured lender (“Square 1”), pursuant to which the Purchaser agreed to purchase substantially all of the assets of Motion, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets of Motion for an aggregate purchase price of approximately $9 million in cash, plus the assumption of approximately $8 million in liabilities, net of current assets, subject to the terms and conditions thereof (the “Motion Acquisition”). The assumed liabilities include accounts payable and obligations for service contracts and product warranties. The closing of the Motion Acquisition occurred on April 17, 2015.

Square 1 Credit Agreement

On April 17, 2015, in connection with the consummation of the Motion Acquisition, the Company entered into a Loan and Security Agreement with Square 1 and the Purchaser (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement is secured by a first priority security interest in and to substantially all of the assets of the Company and the Purchaser. Pursuant to the Square 1 Credit Agreement, the loans will consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts. The maximum amount of non-formula revolving loans outstanding at any one time cannot exceed $4 million through April 16, 2016, and thereafter steps-down in $480,000 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time until the maturity date.

The interest rate on the loans is variable, and will be equal to the prime rate in effect from time to time, plus 1.25% per annum, provided that the interest rate on any day shall not be less than 4.5% per annum. As of April 17, 2015, the outstanding principal amount of loans drawn under the Square 1 Credit Agreement was approximately $9 million, which the Purchaser used to fund the cash portion of the purchase price of the Motion Acquisition.

The Square 1 Credit Agreement contains a financial covenant regarding liquidity, which is tested monthly. Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Square 1 to make loans and extend credit under the Square 1 Credit Agreement. The Square 1 Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Purchaser and the Company to cause Square 1 to make loans. The Square 1 Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of aggregate undrawn portion of the loans available under the Square 1 Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company's monthly financial statements provided to Lender as required hereunder shall be at least $3,000,000.

On April 17, 2015, concurrently with its entry into the Square 1 Credit Agreement, the Purchaser terminated the ARPA with FWC. There were no borrowings under the ARPA immediately prior to such termination.

Amendment to Transactional Bonus Pool

On May 1, 2015, the Board of Directors amended the Company’s transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool is now allocated as follows: 9.375% of the pool to Mr. Sassower and 5.625% of the pool to Mr. Goren.

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

Turnkey Design and Manufacturing Agreement, by and between Xplore Technologies Corp. and Wistron Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, filed on February 8, 2007, Registration Statement No. 333-138675)

10.2††

Supplier Agreement Terms and Conditions, by and between Xplore Technologies Corp. and Ubiqconn Technology, Inc. (including Amendment) (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

10.3	Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 25, 2011)

10.4

Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

10.5

Corporate Guaranty and Suretyship, dated December 10, 2009, by and between Xplore Technologies Corp. and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 15, 2009)

10.6

First Amendment and Purchase Order Finance Rider to Accounts Receivable Purchase Agreement, dated December 10, 2009, by and between Xplore Technologies Corporation of America and DSCH Capital Partners, LLC d/b/a Far West Capital (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on June 9, 2010)

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

10.10

Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.11

Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.12

Fifth Amendment to Lease Agreement, dated May 31, 2014, between G&I VII Summit Tech, LP and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

10.13

Foreclosure Purchase and Sale Agreement, dated April 16, 2015, between Xplore Technologies Corporation of America, Motion Computing, Inc., Motion Computing Pty, Ltd., Motions Computing Holding Company, Inc. and Square 1 Bank (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 17, 2015)

10.14

Loan and Security Agreement, dated April 17, 2015, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Square 1 Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 17, 2015)

Exhibit Number	Description
10.15

Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.16	Amended and Restated Share Option Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed on December 21, 2007)

10.17	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.18	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009)

10.19	Xplore Technologies Corp. Employee Transaction Bonus Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

21.1*	Subsidiaries of Xplore Technologies Corp.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Michael J. Rapisand, Chief Financial Officer, pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certifications of Philip S. Sassower, Chief Executive Officer, and Michael J. Rapisand, Chief Financial Officer, pursuant to 18 U.S.C. Section1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.
††	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was mailed to the SEC on June 25, 2014.