Form 10-Q
period 2015-06-30
XPLORE TECHNOLOGIES CORP
filed 2015-08-13
CIK 1177845

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the registrant had 10,803,049 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,017	$19,455
Accounts receivable, net	18,252	6,633
Inventory, net	15,609	7,883
Prepaid expenses and other current assets	275	315
Total current assets	45,153	34,286
Fixed assets, net	1,705	1,030
Intangible assets, net	2,049	—
Goodwill	16,690	—
	$65,597	$35,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$3,810	$—
Deferred revenue and warranty liabilities	4,797	414
Accounts payable and accrued liabilities	22,219	4,594
Total current liabilities	30,826	5,008
Deferred revenue and non-current warranty liabilities	5,592	1,517
Total liabilities	36,418	6,525
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,790 and 10,784, respectively	11	11
Additional paid-in capital	169,012	168,379
Accumulated deficit	(139,844)	(139,599)
	29,179	28,791
	$65,597	$35,316

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Loss—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenue	$24,043	$8,267
Cost of revenue	15,893	5,203
Gross profit	8,150	3,064

Expenses:
Sales, marketing and support	3,620	1,598
Product research, development and engineering	1,830	991
General administration	2,331	1,007
	7,781	3,596
Income (loss) from operations	369	(532)

Other income (expense):
Other	63	(19)
Cost of integration	(670)	—
Interest expense	(6)	—
	(613)	(19)
Net loss	$(244)	$(551)
Loss per common share	$(0.02)	$(0.07)
Weighted average number of common shares outstanding, basic and fully diluted	10,789,967	8,432,347

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$(244)	$(551)
Items not affecting cash:
Depreciation and amortization	358	172
Provision for doubtful accounts	(84)	—
Stock-based compensation expense	607	159
Equity issued in exchange for services	—	3

Changes in operating assets and liabilities:
Accounts receivable	(4,151)	1,577
Inventory	(1,932)	(4,085)
Prepaid expenses and other current assets	11	188
Accounts payable and accrued liabilities	1,788	(160)
Net cash used in operating activities	(3,647)	(2,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	653	—
Additions to fixed assets	(237)	(71)
Net cash provided by (used in) investing activities	416	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,000	—
Repayment of short-term indebtedness	(10,233)	—
Net proceeds from issuance of Common Stock	26	10
Net cash provided by (used in) financing activities	(5,207)	10

CHANGE IN CASH AND CASH EQUIVALENTS	(8,438)	(2,758)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,455	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,017	$2,642

NONCASH INVESTING AND FINANCINGACTIVITIES:
Net assets acquired with debt in purchase transaction	$9,079	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$6	$—
Payments for income taxes	$—	$9

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2015.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Xplore Technologies Corporation of America and Xplore Technologies International Corp.

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

Motion Acquisition

On April 16, 2015, Xplore Technologies Corporation of America, a wholly-owned subsidiary of the Company, entered into a Foreclosure Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Motion Computing, Inc., Motion Computing Pty, Ltd., Motion Computing Holding Company, Inc. (collectively “Motion”) and Square 1 Bank, Motion’s senior secured lender (“Square 1”), pursuant to which the Company’s subsidiary agreed to purchase certain of the assets of Motion, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets of Motion for an aggregate purchase price of approximately $9 million in cash, plus the assumption of approximately $8 million in liabilities, net of current assets, subject to the terms and conditions thereof (the “Motion Acquisition”). The assumed liabilities include accounts payable and obligations for service contracts and product warranties. The closing of the Motion Acquisition occurred on April 17, 2015.

The Motion Acquisition was accounted for under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (ASC 805). The total purchase price for the Motion assets was approximately $9 million and was comprised of cash consideration paid by the Company to Square 1.

Under the acquisition method of accounting under ASC 805, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed. The following table is the allocation of the purchase price (in thousands, except years):

	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$653
Accounts receivable	7,384
Inventory	5,793
Other assets	7
Fixed assets	715	3
Goodwill	16,690
Identifiable intangible assets	2,130	6
Accounts payable and accrued liabilities	(15,561)
Deferred revenue	(8,732)
Total purchase price	$9,079

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of the Company and Motion.  The Company expects the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15 year period.  The identified intangible assets consist of trademarks, copyrights, and developed technology, including patents.  The estimated fair values of the trademark, copyrights and developed technology were determined using the “Relief from Royalty” method.  Trademark, developed technology, non-compete and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  The Company expects the amortization of acquired intangibles will be approximately $400 per year for the remaining estimated useful lives.

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Long-lived asset impairment

Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

Cash and cash equivalents and liquidity

At June 30, 2015, the Company had cash and cash equivalents of approximately $11,017, working capital of approximately $14,327 and total equity of approximately $29,179. The Company’s management believes that it has adequate cash and cash equivalents on hand and projected cash flow from operations to finance its operations for at least 12 months.

3. INVENTORY

	June 30, 2015	March 31, 2015
Finished goods	$9,035	$5,687
Computer components	6,574	2,196
Total inventory	$15,609	$7,883

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

The following securities were not considered in the loss per share calculations for the three months ended:

	June 30, 2015	June 30, 2014
Warrants	120,000	130,000
Options	2,032,826	1,406,856
	2,152,826	1,536,856

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

On April 17, 2015, the Company terminated the ARPA and entered into a new credit agreement in connection with the consummation of the Motion Acquisition. There were no borrowings under the ARPA immediately prior to such termination.  The Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement is secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiary. Pursuant to the Square 1 Credit Agreement, the loans consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time cannot exceed $4 million through April 16, 2016, and thereafter steps-down in $480,000 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time thereafter until the maturity date.

The interest rate on the loans is variable, and will be equal to the prime rate in effect from time to time plus 1.25% per annum, provided that the interest rate on any day shall not be less than 4.5% per annum. As of April 17, 2015, the outstanding principal amount of loans drawn under the Square 1 Credit Agreement was approximately $9 million, which the Company’s subsidiary used to fund the cash portion of the purchase price of the Motion Acquisition.

The Square 1 Credit Agreement contains a financial covenant regarding liquidity, which is tested monthly. Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Square 1 to make loans and extend credit under the Square 1 Credit Agreement. The Square 1 Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Purchaser and the Company to cause Square 1 to make loans. The Square 1 Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of aggregate undrawn portion of the loans available under the Square 1 Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company's monthly financial statements provided to Lender as required hereunder shall be at least $3 million.

On June 30, 2015, there were $3,810 in borrowings under the Square 1 Credit Agreement.

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

Warrants Outstanding

At June 30, 2015, there were warrants to purchase an aggregate of 120,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

Number of Exercisable Warrants	Exercise Price (1)	Expiration Date
20,000	$5.00 to $5.75	May 31, 2016
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a) Stock Options

On July 28, 2009, the Company’s board of directors (the “Board of Directors”) adopted the 2009 Stock Incentive Plan (the “Stock Plan”). The Stock Plan provides for equity-based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system on which the common stock is listed or traded on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

On April 7, 2015, the Board of Directors approved grants of additional options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to the Company's Chairman and Chief Executive Officer, options to purchase 75,000 shares were granted to the Company's President, options to purchase 50,000 shares were granted to the Company's former Chief Financial Officer and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the Stock Plan.

A summary of the activity in the Stock Plan during the three months ended June 30, 2015 was as follows:

	Three months ended June 30, 2015
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2015	1,905,405	$6.30
Granted	240,374	6.38
Exercised	(3,333)	3.44
Forfeited	(109,620)	7.25
Outstanding at end of period	2,032,826	$6.26

At June 30, 2015, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 73,929 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at June 30, 2015 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$ 3.44 — 4.99	330,069	3.2	93,397	3.23
$ 5.00 — 7.50	1,604,522	5.9	608,236	5.0
$ 7.51 — 26.99	98,175	.78	98,175	.78
$27.00 — 40.00	60	0.6	60	0.6
	2,032,826	5.2	799,868	4.3

The weighted average exercise price of options exercisable at June 30, 2015 was $7.38 per share.

The options have been valued separately using the Black-Scholes methodology. The options issued to the Board of Directors officers and non-officer employees in fiscal 2015 have different expected terms and, accordingly, different volatility and discount rates. The calculations for issuances to the Board of Directors in the three months ended June 30, 2015 and to officers in the three months ended June 30, 2015 assumed discount rates of approximately 2.11% and 1.51%, respectively, volatility of approximately 57% and 55%, , respectively, and expected terms of approximately seven years and approximately four and half years, respectively. There were no dividends paid to holders of the Company’s common stock for either year. The Company recorded stock compensation cost of $607 and $159 for the three months ended June 30, 2015 and 2014, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at June 30, 2015 was $529. The future compensation expense to be recognized for unvested option grants at June 30, 2015 was $2,334, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,
	2015	2014
Offering Price per Common Share	$6.03	$6.03
Common Shares Purchased	9,749	4,664

8. RELATED PARTY TRANSACTIONS

On April 7, 2015, the Board of Directors approved grants of additional options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to Phillip Sassower, the Company's Chairman and Chief Executive Officer, and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the Stock Plan.

On May 1, 2015, the Board of Directors amended the Company’s transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool is now allocated as follows: 9.375% of the pool to Mr. Sassower and 5.625% of the pool to Mr. Goren.

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2014, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2014. General administration expense includes an expense of $21 and $21 for the three months ended June 30, 2015 and 2014, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2014. On February 6, 2014, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2014, for additional services to be rendered by SG Phoenix LLC. On April 7, 2015, the Board of Directors approved an increase in the annual fee paid to SG Phoenix LLC, an affiliate of the Company, from $200 to $287.5, effective April 1, 2015. General administration expense includes an expense of $72 and $50 for the three months ended June 30, 2015 and 2014, respectively, for these fees.

During the three months ended June 30, 2015 and 2014, the Company purchased approximately $46 and $190 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. As of June 30, 2015, the Company owed $4 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 78% and 78% of the Company’s total revenue for the three months ended June 30, 2015 and 2014, respectively. No other country accounted for more than 10% of the Company’s total revenue for the three months ended June 30, 2015 and 2014.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Revenue by country:
United States	$18,671	$6,480
Other	5,372	1,787
	$24,043	$8,267

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2015, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended June 30, 2014, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2015	$24.0	2	30%
June 30, 2014	$8.3	2	48%

At June 30, 2015, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2015	$18.2	2	53%

The Company currently relies on four suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At June 30, 2015 and 2014, the Company owed these suppliers $27,385 and $2,462, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended June 30, 2015 and 2014.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment is $228 and the lease expires on August 31, 2019. Rent expense for the three months ended June 30, 2015 and 2014, was $206 and $59, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2016	$296
2017	322
2018	310
2019	310
2020	122
$1,360

b)	Purchase commitment

At June 30, 2015, the Company had purchase obligations for fiscal 2016 of approximately $16,539 related to inventory and product development items.

c)	Litigation

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Historically, we have competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds. While we are dependent upon the continued market acceptance of our iX104 systems, to broaden the market for our products and increase our opportunities for revenue growth, we have been developing multiple fully-rugged tablets that are lighter weight and less expensive than our iX104 family of products. We believe that these new products will allow us to compete in significantly larger segments of the rugged PC market. On July 10, 2014, we announced the first of our new products with the launch of RangerX Pro, our first fully-rugged Android tablet, which weighs approximately 2.2 pounds. On June 24, 2014, we announced the second of these new products with the launch of Bobcat, a fully-rugged tablet that has a Windows operating system and weighs approximately 2.4 pounds. We believe the lighter and less expensive RangerX Pro and Bobcat tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

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

Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes included in this quarterly report are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our audited Annual Consolidated Financial Statements as of March 31, 2015 and 2014 and for the years ended March 31, 2015 and 2014 included in our annual report on Form 10-K filed with the SEC on June 29, 2015. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. However, with the addition of Motion, a number of our sales are not recognized until the customer receives the goods. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Long-lived asset impairment.  Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

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

Stock-Based Compensation Expense. We apply the fair value method of accounting for all of our employee stock-based compensation. We use the Black-Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period, which is generally three years. See Note 8 to our Annual Consolidated Financial Statements included in our Annual Report on Form 10-K for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three months ended June 30, 2015 and the year ended March 31, 2015 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three months ended June 30, 2015 and 2014, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Revenue. Total revenue for the three months ended June 30, 2015 was $24,043,000, compared to $8,267,000 for the three months ended June 30, 2014, an increase of $15,776,000, or approximately 191%. A 31% increase in our revenue was attributable our legacy product line, with the remaining increase coming from the product line we acquired in the Motion Acquisition.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 78% and 78% of our total revenue for the three months ended June 30, 2015 and 2014, respectively. No other country accounted for more than 10% of our total revenue for the three months ended June 30, 2015 and 2014.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales. For the three months ended June 30, 2015, we had two customers located in the United States who accounted for approximately 30% of our revenue. For the three months ended June 30, 2014, we had two customers located in the United States who accounted for approximately 48% of our total revenue. At June 30, 2015, we had two customers with receivable balances that totaled approximately 54% of our outstanding receivables.

Cost of Revenue. Total cost of revenue for the three months ended June 30, 2015 was $15,893,000, compared to $5,203,000 for the three months ended June 30, 2014, an increase of $10,690,000, or approximately 205%. A 35% increase in our cost of revenue was attributable to our legacy product line, with the remaining increase coming from the product line we acquired in the Motion Acquisition.

We rely on four suppliers for the majority of our finished goods. The inventory purchases and engineering services from these suppliers for the three months ended June 30, 2015 and 2014 were $11,500,000 and $7,972,000, respectively. At June 30, 2015 and 2014, we owed these suppliers $10,635,000 and $2,462,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $5,086,000 to $8,150,000 (33.9% of revenue) for the three months ended June 30, 2015, from $3,064,000 (37.1% of revenue) for the three months ended June 30, 2014. The increase in gross profit for the three months ended June 30, 2015 was due primarily to the increases in unit sales and revenue from our legacy product line, as well as the product line we acquired in the Motion Acquisition. The decrease in the gross profit percentage was due to the changes in the product mix sold.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended June 30, 2015 were $3,620,000, compared to $1,598,000 for the three months ended June 30, 2014. The increase of $2,022,000, or approximately 127%, was due primarily to an increase in headcount related costs of $1,448,000, marketing related expenses of $451,000 consistent with our plans to generate more awareness of our products through expanded sales and marketing initiatives, an increase in travel related expenses of $113,000 and sales meeting related expenses of $66,000.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended June 30, 2015 were $1,830,000, an increase of $839,000, or approximately 85%, compared to $991,000 for the three months ended June 30, 2014. The increase in these expenses was due primarily to an increase in product development costs of $475,000, mostly associated with new products and an increase in headcount related costs associated with new hires of $373,000, offset by other expenses of $9,000. All of these increased expenses were primarily attributable to the Motion Acquisition.

General Administration Expenses. General administration expenses for the three months ended June 30, 2015 were $2,331,000, compared to $1,007,000 for the three months ended June 30, 2014, an increase of $1,324,000, or approximately 131%. The increase primarily consists of an increase in stock-based compensation expense of $447,000 due to a grant of options to members of our Board of Directors and certain of our officers in April 2015, an increase in headcount related costs of $429,000, an increase in overhead related costs of $255,000, and increase in depreciation expense of $87,000. The increases in head count and overhead were primarily attributable to the Motion Acquisition.

For the three months ended June 30, 2015 and 2014, the fair value of employee stock-based compensation expense was $607,000 and $159,000, respectively. On April 7, 2015, our board of directors approved grants of additional options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to our chairman and chief executive officer, options to purchase 75,000 shares were granted to our president, options to purchase 50,000 shares were granted to our former chief financial officer and options to purchase 27,937 shares were granted to Andrea Goren, a member of our board of directors. The options vest on the first anniversary of the closing of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under our stock incentive plan. In June 2014, our board of directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to the members of our board of directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2014, and have a term of seven and a half years from the date of grant. The increase in stock compensation expense was principally due to the grants made on April 7, 2015.

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were $358,000 and $172,000, respectively. The increase was primarily due to tooling amortization associated with the new product lines we acquired in the Motion Acquisition. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $6,000, compared to no expense for the three months ended June 30, 2014, an increase of $6,000. The increase was due to amounts we borrowed under our new credit facility with Square 1 Bank in connection with the Motion Acquisition.

Other Income/Expense. Other expense for the three months ended June 30, 2015 was $613,000, primarily resulting from costs related to the integration of operations we acquired in the Motion Acquisitions compared to $19,000for the three months ended June 30, 2014.

Net Loss. Our net loss for the three months ended June 30, 2015 was $244,000, compared to a net loss of $551,000 for the three months ended June 30, 2014.

Liquidity and Capital Resources

Until recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million. As of June 30, 2015, our working capital was $14,327,000 and our cash and cash equivalents were $11,017,000.

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

As of August 11, 2015, there were $3,810 in borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2015	2014

Net cash (used in) by operating activities	$(3,647,000)	$(2,697,000)
Net cash provided (used in) investing activities	416,000	(71,000)
Net cash provided (used in) financing activities	(5,207,000)	10,000
Cash and cash equivalents, end of period	11,017,000	2,642,000

Net cash used in our operating activities was $3,647,000 for the three months ended June 30, 2015, as compared to $2,697,000 for the three months ended June 30, 2014, an increase of $950,000. The increase in net cash used by operating activities was due to an unfavorable variance resulting from the timing of accounts receivable billings and collections of $5,728,000, an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $1,948,000, an increase in prepaid expenses of $177,000, offset by a favorable variance in inventory and by a favorable variance in our net loss, net of items not affecting cash, of $854,000.

Net cash provided in investment activities for the three months ended June 30, 2015 consisted primarily of the net cash received in the Motion Acquisition of $653,000, offset by investments in fixed assets of $191,000 and investments in demonstration units of $46,000. For the three months ended June 30, 2014, net cash used in investment activities consisted primarily of investments in demonstrations units of our new products of $64,000 and purchases of computer equipment of $7,000.

Our financing activities used $5,207,000 of net cash for the three months ended June 30, 2015, primarily due to net repayments of our bank indebtedness of $5,233,000. Our financing activities provided $10,000 of net cash for the three months ended June 30, 2014 from the issuance of common stock by the employee stock purchase plan.

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

During the three months ended June 30, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

At June 30, 2015, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2015 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2015.

Risks Relating to our Business

For the three months ended June 30, 2015, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2015, two customers located in the United States who accounted for approximately 30% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Tom Wilkinson, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Philip S. Sassower, Chief Executive Officer, and Tom Wilkinson, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: August 13, 2015	By:	/s/ TOM WILKINSON
Tom Wilkinson
Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)