Form 10-Q
period 2015-09-30
XPLORE TECHNOLOGIES CORP
filed 2015-11-12
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the registrant had 10,879,506 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	September 30, 2015	March 31, 2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,887	$19,455
Accounts receivable, net	18,429	6,633
Inventory, net	14,609	7,883
Prepaid expenses and other current assets	612	315
Total current assets	37,537	34,286
Fixed assets, net	1,536	1,030
Intangible assets, net	1,953	—
Goodwill	16,674	—
	$57,700	$35,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deferred revenue and warranty liabilities	$6,154	$414
Accounts payable and accrued liabilities	16,242	4,594
Total current liabilities	22,396	5,008
Deferred revenue and non-current warranty liabilities	5,396	1,517
Total liabilities	27,792	6,525
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,823 and 10,784, respectively	11	11
Additional paid-in capital	169,643	168,379
Accumulated deficit	(139,746)	(139,599)
	29,908	28,791
	$57,700	$35,316

 See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income (Loss)—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$28,853	$7,522	$52,896	$15,789
Cost of revenue	20,744	5,255	36,637	10,458
Gross profit	8,109	2,267	16,259	5,331

Expenses:
Sales, marketing and support	3,642	1,714	7,262	3,312
Product research, development and engineering	1,577	739	3,407	1,730
General administration	2,487	977	4,818	1,984
	7,706	3,430	15,487	7,026
Income (loss) from operations	403	(1,163)	772	(1,695)

Other income (expense):
Other	(131)	(3)	(68)	(22)
Cost of integration	(122)	—	(792)	—
Interest expense	(52)	(1)	(58)	(1)
	(305)	(4)	(918)	(23)
Income (loss) before income taxes	98	(1,167)	(146)	(1,718)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$98	$(1,167)	$(146)	$(1,718)

Income (loss) per common share, primary	$0.01	$(0.14)	$(0.01)	$(0.20)

Income (loss) per common share, fully diluted	$0.01	$—	$—	$—
Weighted average number of common shares outstanding, basic	10,811,056	8,449,678	10,800,441	8,441,061
Weighted average number of common shares outstanding, fully diluted	10,922,795	—	—	—

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net income (loss)	$98	$(1,167)	$(146)	$(1,718)
Items not affecting cash:
Depreciation and amortization	457	264	815	436
Provision for doubtful accounts	108	2	24	2
Stock-based compensation expense	492	166	1,099	325
Equity issued in exchange for services	—	(1)	—	2

Changes in operating assets and liabilities:
Accounts receivable	(285)	(1,281)	(4,436)	296
Inventory	1,000	374	(932)	(3,711)
Prepaid expenses and other current assets	(337)	52	(326)	240
Accounts payable and accrued liabilities	(4,761)	(342)	(2,973)	(502)
Net cash used in operating activities	(3,228)	(1,933)	(6,875)	(4,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	—	—	653	—
Collections of refunds	16	—	16	—
Additions to fixed assets	(192)	(216)	(429)	(287)
Net cash provided by (used in) investing activities	(176)	(216)	240	(287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	13,000	—	18,000	—
Repayment of short-term indebtedness	(16,865)	—	(27,098)	—
Net proceeds from issuance of Common Stock	139	132	165	142
Net cash provided by (used in) financing activities	(3,726)	132	(8,933)	142

CHANGE IN CASH AND CASH EQUIVALENTS	(7,130)	(2,017)	(15,568)	(4,775)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,017	2,642	19,455	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,887	$625	$3,887	$625

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$52	$1	$58	$1
Payments for income taxes	$—	$—	$—	$9

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Unaudited Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile personal computer (“PC”) systems. The Company’s rugged tablet PCs are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s most rugged tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. The Company’s customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas companies, the military and first responders.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Motion Acquisition

On April 16, 2015, Xplore Technologies Corporation of America, a wholly-owned subsidiary of the Company, entered into a Foreclosure Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Motion Computing, Inc., Motion Computing Pty, Ltd., Motion Computing Holding Company, Inc. (collectively “Motion”) and Square 1 Bank, Motion’s senior secured lender (“Square 1”), pursuant to which the Company’s subsidiary agreed to purchase certain of the assets of Motion, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets of Motion for an aggregate purchase price of approximately $9 million in cash, plus the assumption of approximately $8 million in liabilities, net of current assets, subject to the terms and conditions thereof (the “Motion Acquisition”). The assumed liabilities include certain accounts payable and obligations for service contracts and product warranties. The closing of the Motion Acquisition occurred on April 17, 2015.

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

Goodwill decreased to $16,674 from $16,690 due to $16 received from a former Motion vendor during the quarter ended September 30, 2015.

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

Cash and cash equivalents and liquidity

At September 30, 2015, the Company had cash and cash equivalents of approximately $3,887, working capital of approximately $15,141 and total equity of approximately $29,908. The Company’s management believes that it has adequate cash and cash equivalents on hand and projected cash flow from operations to finance its operations for at least 12 months.

Foreign Currency Transactions

From time to time the Company will enter into transactions that are settled in a foreign currency. The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated and are translated into U.S. dollars at each reporting period based on the exchange rate in effect at the balance sheet date. When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement. A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled. An unrealized foreign currency exchange gain or loss is recognized based on the difference in the exchange rate in effect when a transaction is initiated and the exchange rate in effect as of the balance sheet date. Realized and unrealized foreign currency exchange gains and losses are recognized within other income (expense) on the consolidated statement of income (loss). For the three and six months ended September 30, 2015, the Company reported an aggregate loss in foreign currency transactions of $180 and $104, respectively. The Company reported no gain or loss in foreign currency transactions for the three and six months ended September 30, 2014.

3. INVENTORY

	September 30, 2015	March 31, 2015
Finished goods	$7,379	$5,687
Computer components	7,230	2,196
Total inventory	$14,609	$7,883

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

The following securities were not considered in the loss per share calculations for the three and six months ended:

	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Warrants	120,000	130,000	120,000	130,000
Options	1,724,941	1,383,816	1,829,840	1,383,816
	1,844,941	1,513,816	1,949,840	1,513,816

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

On April 17, 2015, the Company terminated the ARPA and entered into a new credit agreement in connection with the consummation of the Motion Acquisition. There were no borrowings under the ARPA immediately prior to such termination.  The Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement is secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiaries. Pursuant to the Square 1 Credit Agreement, the loans consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time cannot exceed $4 million through April 16, 2016, and thereafter steps-down in $480,000 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time thereafter until the maturity date.

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

The Square 1 Credit Agreement contains a financial covenant regarding liquidity, which is tested monthly. Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Square 1 to make loans and extend credit under the Square 1 Credit Agreement. The Square 1 Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Purchaser and the Company to cause Square 1 to make loans. The Square 1 Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of aggregate undrawn portion of the loans available under the Square 1 Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company's monthly financial statements provided to Square 1, as required under the Square 1 Credit Agreement shall be at least $3 million.

On September 30, 2015, there were no borrowings under the Square 1 Credit Agreement.

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

Warrants Outstanding

At September 30, 2015, there were warrants to purchase an aggregate of 120,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

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

On April 7, 2015, the Board of Directors approved grants of options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to the Company's Chairman and Chief Executive Officer, options to purchase 75,000 shares were granted to the Company's President, options to purchase 50,000 shares were granted to the Company's  Chief Financial Officer at the time and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the Stock Plan.

A summary of the activity in the Stock Plan during the six months ended September 30, 2015 was as follows:

	Six months ended September 30, 2015
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2015	1,905,405	$6.30
Granted	240,374	6.38
Exercised	(26,664)	3.44
Forfeited	(289,275)	6.57
Outstanding at end of period	1,829,840	$6.31

At September 30, 2015, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 97,260 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at September 30, 2015 was as follows:

			Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$			Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44	—	4.99	310,071	3.0	130,075	2.9
$5.00	—	7.50	1,423,098	5.7	641,559	5.1
$7.51	—	26.99	96,611	0.5	96,611	0.5
$27.00	—	40.00	60	0.4	60	0.4
			1,829,840	4.9	868,305	4.3

The weighted average exercise price of options exercisable at September 30, 2015 was $7.12 per share.

The options have been valued separately using the Black-Scholes methodology. The options issued to members of the Board of Directors officers and non-officer employees in fiscal 2015 have different expected terms and, accordingly, different volatility and discount rates. The Company recorded stock compensation cost of $492 and $166 for the three months ended September 30, 2015 and 2014, respectively, and $1,099 and $325 for the six months ended September 30, 2015 and 2014, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at September 30, 2015 was $311. The future compensation expense to be recognized for unvested option grants at September 30, 2015 was $1,506, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended September 30, 2015 and 2014 are as follows:

	Six Months Ended September 30,
	2015	2014
Offering Price per Common Share	$6.03	$6.03
Common Shares Purchased	16,541	7,939

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

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2014, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2014. General administration expense includes an expense of $21 and $21 for the three months ended September 30, 2015 and 2014, respectively, and $42 and $42 for the six months ended September 30, 2015 and 2014, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2014. On February 6, 2014, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2014, for additional services to be rendered by SG Phoenix LLC. On April 7, 2015, the Board of Directors approved an increase in the annual fee paid to SG Phoenix LLC, from $200 to $287.5, effective April 1, 2015. General administration expense includes an expense of $72 and $50 for the three months ended September 30, 2015 and 2014, respectively, and $144 and $100 for the six month ended September 30, 2015 and 2014, respectively for these fees.

During the six months ended September 30, 2015 and 2014, the Company purchased approximately $106 and $207 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. As of September 30, 2015, the Company owed $10 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Six Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Revenue by country:
United States	$19,926	69%	$6,026	80%	$38,597	73%	$12,506	79%
Other	8,927	31%	1,496	20%	14,299	27%	3,283	21%
	$28,853	100%	$7,522	100%	$52,896	100%	$15,789	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and six months ended September 30, 2015, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three and six months ended September 30, 2014, the Company had three customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2015	$28.9	2	23%
September 30, 2014	$7.5	3	48%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2015	$52.9	2	26%
September 30, 2014	$15.8	3	48%

At September 30, 2015, the Company had three customers that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2015	$18.4	3	47%

The Company currently relies on four suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At September 30, 2015 and 2014, the Company owed these suppliers $6,916 and $1,736, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended September 30, 2015 and 2014.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment under the Company’s primary lease of its headquarters is $228 and the lease expires on August 31, 2019. The Company also leases a portion of Motion’s former leased facility, pursuant to a new lease agreement. The Company did not assume Motion’s lease for the facility. Rent expense for the three months ended September 30, 2015 and 2014, was $304 and $62, respectively. Rent expense for the six months ended September 30, 2015 and 2014, was $510 and $121, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2016	$264
2017	757
2018	753
2019	767
2020	504
$3,045

b)	Purchase commitment

At September 30, 2015, the Company had purchase obligations for fiscal 2016 of approximately $14,097 related to inventory and product development items.

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

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer systems, or PCs. Our rugged tablet PCs are designed to withstand hazardous conditions, such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks. The intrinsically safe, ruggedized and reliable nature of our products facilitates the extension of traditional computing systems to a broader range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases. Additionally, our most rugged tablets are waterproof for up to 30 minutes in water up to a depth of three feet, are impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access. Our end user customers include major telecommunications companies, leading heavy equipment manufacturers, oil and gas production companies, the military and first responders.

Historically, we have competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds. While we are dependent upon the continued market acceptance of our iX104 systems, to broaden the market for our products and increase our opportunities for revenue growth, we have been developing multiple fully-rugged tablets that are lighter weight and less expensive than our iX104 family of products. We believe that these new products will allow us to compete in significantly larger segments of the rugged PC market. In 2014, we introduced our first fully-rugged, lighter weight Android tablet and Windows tablet. We believe the lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

On April 17, 2015, we completed the acquisition of certain assets of Motion, which we refer to herein as the Motion Acquisition, more fully discussed below. This acquisition expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.

Looking forward, our strategy is to build increased marketplace awareness of our product families, in an effort that we believe will enable us to increase our revenue and to expand our share of the markets addressed by those product families.

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

On April 17, 2015, we completed the Motion Acquisition. Pursuant to the terms of a Foreclosure Purchase and Sale Agreement with Motion and Square 1 Bank, Motion’s senior secured lender, our subsidiary, Xplore Technologies Corporation of America, purchased certain of Motion’s assets, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets. The aggregate purchase price for the Motion assets we purchased was approximately $9 million, plus the assumption of approximately $8 million in certain liabilities, net of current assets, including certain accounts payable and obligations for service contracts and product warranties.

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

Our critical accounting policies are as follows:

Revenue Recognition. Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories. Our customers are predominantly resellers. However, we also sell directly to end-users. We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. Our revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from our customers with stated terms. However, with our assumption of certain customer contracts in the Motion Acquisition, a number of our sales under those contracts are not recognized until the customer actually receives the goods. The shipping terms are F.O.B. shipping point. We do not have installation, training or other commitments subsequent to shipment that are other than incidental. Our prices are determined based on negotiations with our customers and are not subject to adjustment. Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us. As a result, we expect returns to be minimal. We have not had material adjustments, as our returns have been minimal. Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Long-lived asset impairment.. Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and six months ended September 30, 2015 and the year ended March 31, 2015 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Inflation. During the three and six months ended September 30, 2015 and 2014, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. From time to time the Company will enter into transactions that are settled in a foreign currency. The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated and are translated into U.S. dollars at each reporting period based on the exchange rate in effect at the balance sheet date. When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement. A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled. An unrealized foreign currency exchange gain or loss is recognized based on the difference in the exchange rate in effect when a transaction is initiated and the exchange rate in effect as of the balance sheet date. Realized and unrealized foreign currency exchange gains and losses are recognized within other income (expense) on the consolidated statement of income (loss).

Three and Six Months Ended September 30, 2015 vs. Three and Six Months Ended September 30, 2014

Revenue. Total revenue for the three months ended September 30, 2015 was $28,853,000, compared to $7,522,000 for the three months ended September 30, 2014, an increase of $21,331,000, or approximately 284%. An increase of approximately 44% in our revenue was attributable to our legacy product line, with the remaining increase in revenue coming from the product line we acquired in the Motion Acquisition. Total revenue for the six months ended September 30, 2015 was $52,896,000, as compared to $15,789,000 for the six months ended September 30, 2014, an increase of $37,107,000, or approximately 235%. An increase of approximately 37% in our revenue was attributable to our legacy product line, with the remaining increase coming from the product line we acquired in the Motion Acquisition.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 69% and 73% of our total revenue for the three and six months ended September 30, 2015, respectively. The United States accounted for approximately 80% and 79% of our total revenue for the three and six months ended September 30, 2014, respectively

We have a number of customers and, in any given period, a single customer may account for a significant portion of our sales. For the three and six months ended September 30, 2015, we had two customers located in the United States who accounted for approximately 23% and 26% of our revenue in each period. For the three and six months ended September 30, 2014, we had three customers located in the United States who accounted for approximately 48% of our revenue in each period. At September 30, 2015, we had three customers with receivable balances that totaled approximately 47% of our outstanding receivables.

Cost of Revenue. Total cost of revenue for the three months ended September 30, 2015 was $20,744,000, compared to $5,255,000 for the three months ended September 30, 2014, an increase of $15,489,000, or approximately 295%. An increase of approximately 48% in our cost of revenue was attributable to our legacy product line, with the remaining increase in cost of revenue coming from the product line we acquired in the Motion Acquisition. Total cost of revenue for the six months ended September 30, 2015 was $36,637,000, compared to $10,458,000 for the six months ended September 30, 2014, an increase of $26,179,000, or approximately 250%. An increase of approximately 41% in our cost of revenue was attributable to our legacy product line, with the remaining increase in cost of revenue coming from the product line we acquired in the Motion Acquisition.

We rely on four suppliers for the majority of our finished goods. The inventory purchases and engineering services from our suppliers for the six months ended September 30, 2015 and 2014 were $22,419,000 and $11,484,000, respectively. At September 30, 2015 and 2014, we owed our suppliers $6,916,000 and $1,736,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $5,842,000 to $8,109,000 (28.1% of revenue) for the three months ended September 30, 2015, from $2,267,000 (30.1% of revenue) for the three months ended September 30, 2014. The decrease in the gross profit percentage was due to the changes in the product mix sold. Total gross profit increased by $10,928,000 to $16,259,000 (30.7% of revenue) for the six months ended September 30, 2015, from $5,331,000 (33.8% of revenue) for the six months ended September 30, 2014. The increase in gross profit for both the three months and the six months ended September 30, 2015 was due primarily to the increases in unit sales and revenue from our legacy product line, as well as increases in unit sales and revenues from the product line we acquired in the Motion Acquisition. The decrease in gross profit percentage for both periods was due to the change in product mix sold.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended September 30, 2015 were $3,642,000, compared to $1,714,000 for the three months ended September 30, 2014. The increase of $1,928,000, or approximately 112%, was due primarily to an increase in headcount related costs of $1,735,000, an increase in travel related expenses of $176,000 and various other expenses of $17,000. Sales, marketing and support expenses for the six months ended September 30, 2015 were $7,262,000, compared to $3,312,000 for the six months ended September 30, 2014, an increase of $3,950,000, or approximately 119%. This increase was due primarily to an increase in headcount related costs of $3,212,000, an increase in travel related expenses of $288,000, an increase in marketing expense of $403,000, an increase in various other expenses of $47,000. Increases in both the three and six months ended September 30, 2015 were the direct result of an increase in the size of our business due to the Motion Acquisition.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended September 30, 2015 were $1,577,000, an increase of $838,000, or approximately 113%, compared to $739,000 for the three months ended September 30, 2014. The increase in these expenses was due primarily to an increase in headcount costs of $482,000, an increase in product development costs of $364,000, mostly associated with new products, offset by other expenses of $8,000. Product research, development and engineering expenses for the six months ended September 30, 2014 were $3,407,000, an increase of $1,677,000, or approximately 97%, compared to $1,730,000 for the six months ended September 30, 2014. The increase in these expenses was due primarily to an increase in headcount costs of $855,000, an increase in product development costs of $787,000, mostly associated with new products, and other expenses of $35,000. Increases in these expenses in both the three months and six months ended September 30, 2015 were the direct result of an increase in the size of our business due to the Motion Acquisition.

General Administration Expenses. General administration expenses for the three months ended September 30, 2015 were $2,487,000, compared to $977,000 for the three months ended September 30, 2014, an increase of $1,510,000, or approximately 155%. The increase primarily consists of an increase in headcount related costs of $457,000, an increase in stock-based compensation expense of $322,000 due to a grant of options to members of our Board of Directors and certain of our officers in April 2015, an increase in overhead related costs of $304,000, an increase in professional fees of $260,000, an increase in depreciation expense of $99,000 and an increase in bad debt allowance of $68,000. General administration expenses for the six months ended September 30, 2015 were $4,818,000, compared to $1,984,000 for the three months ended September 30, 2014, a decrease of $2,834,000, or approximately 143%. The increase primarily consists of an increase in stock-based comp ensation expense of $769,000, an increase in headcount related costs of $734,000, an increase in overhead related costs of $587,000, an increase in professional fees of $401,000, an increase in depreciation expense of $186,000, an increase in travel and communication of $84,000,and an increase in bad debt of $73,000. The increase in these expenses was primarily the result of the Motion Acquisition.

For the three months ended September 30, 2015 and 2014, the fair value of employee stock-based compensation expense was $492,000 and $166,000, respectively. On April 7, 2015, our board of directors approved grants of additional options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to our chairman and chief executive officer, options to purchase 75,000 shares were granted to our president, options to purchase 50,000 shares were granted to our chief financial officer at the time and options to purchase 27,937 shares were granted to Andrea Goren, a member of our board of directors. The options vest on the first anniversary of the closing of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under our stock incentive plan. In June 2014, our board of directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to the members of our board of directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2014, and have a term of seven and a half years from the date of grant. The increase in stock compensation expense was principally due to the grants made on April 7, 2015. For the six months ended September 30, 2015 and 2014, the recorded employee stock-based compensation expense was $1,099,000 and $325,000, respectively. The fluctuation in this expense is attributable to the timing of the granting of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were $323,000 and $264,000, respectively. Depreciation and amortization expenses for the six months ended September 30, 2015 and 2014 were $681,000 and $436,000, respectively. The increase was primarily due to tooling amortization associated with the new product lines we acquired in the Motion Acquisition. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. Interest expense for the three months ended September 30, 2015 was $52,000, compared to $1,000 for the three months ended September 30, 2014, an increase of $51,000. Interest expense for the six months ended September 30, 2015 was $58,000, compared to $1,000 for the three months ended September 30, 2014, and increase of $57,000. The increase was due to amounts we borrowed under our new credit facility with Square 1 Bank in connection with the Motion Acquisition.

Other Income/Expense. Other expense for the three months ended September 30, 2015 was $253,000, primarily resulting from costs related to the integration of operations we acquired in the Motion Acquisition, offset by other income of $50,000 related to a settlement agreement, compared to $3,000 for the three months ended September 30, 2014. Other expense for the six months ended September 30, 2015, was $860,000, primarily resulting from costs related to the integration of operations we acquired in the Motion Acquisition, compared to other income of $22,000 for the six months ended September 30, 2014.

Net Income (Loss). Our net income for the three months ended September 30, 2015 was $98,000, compared to a net loss of $1,167,000 for the three months ended September 30, 2014. The net loss for the six months ended September 30, 2015, was $146,000, compared to a net loss of $1,718,000 for the six months ended September 30, 2014, an improvement of $1,572,000.

Liquidity and Capital Resources

Until recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception. From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million. As of September 30, 2015, our working capital was $15,141,000 and our cash and cash equivalents were $3,887,000.

On April 17, 2015, in connection with the Motion Acquisition, our subsidiary entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank provided us with formula and non-formula revolving loans for up to an aggregate amount of $15 million, which replaced our existing accounts receivable purchase facility, under which there were no borrowings at the time. The new facility with Square 1 Bank has a two year term, is secured by substantially all of our assets, and bears interest at the greater of the current prime lending rate plus 1.25% per annum or 4.5% per annum. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of our eligible accounts receivable. The maximum amount of non-formula loans outstanding at any time cannot exceed $4 million through April 16, 2016, with the maximum allowable amount reducing by $480,000 increment every three months thereafter, until the maximum amount reaches $2.08 million, where it will remain until maturity. On April 17, 2015, we borrowed approximately $9 million under this facility to fund the cash portion of the purchase price for the Motion assets.

As of November 12, 2015, there were no borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net cash used in operating activities	$(3,228,000)	$(1,933,000)	$(6,875,000)	$(4,630,000)
Net cash provided by (used) in investing activities	(176,000)	(216,000)	240,000	(287,000)
Net cash provided by (used) in financing activities	(3,726,000)	132,000	(8,933,000)	142,000
Cash and cash equivalents	3,887,000	625,000	3,887,000	625,000

Net cash used in our operating activities was $3,228,000 for the three months ended September 30, 2015, as compared to $1,933,000 for the three months ended September 30, 2014, an increase of $1,295,000. The increase in net cash used by operating activities was due to an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $4,419,000, an increase in prepaid expenses of $389,000, partially offset by a favorable variance in our net income, net of items not affecting cash, of $1,891,000, a favorable variance resulting from the timing of accounts receivable billings and collections of $996,000, and a favorable decrease in inventory of $626,000. Net cash used in our operating activities was $6,875,000 for the six months ended September 30, 2015, as compared to $4,630,000 of net cash used in operating activities for the six months ended September 30, 2014, an increase of $2,245,000. The increase in net cash used in operating activities was due to a variance resulting from the timing of accounts receivable billings and collections of $4,732,000, a decrease due to the use of cash arising from the timing of accounts payables and accrued liabilities of $2,471,000, an increase in prepaid expenses of $566,000, offset by a decrease in inventory of $2,779,000, and a f variance in our net loss net of items not affecting cash of $2,745,000..

Net cash used in investment activities for the three months ended September 30, 2015 consisted primarily of investments in demonstrations units of new products of $83,000, investments in tooling of $60,000, and purchases of computer and other equipment of $49,000, offset by $16,000 in net cash received from the Motion Acquisition subsequent to the purchase transaction. Net cash used in investment activities for the three months ended September 30, 2014 of $216,000 consisted primarily of investments in demonstrations units of our new products of $170,000 and purchases of computer and other equipment of $46,000. Net cash provided in investment activities for the six months ended September 30, 2015 consisted primarily of the net cash received in the Motion Acquisition of $669,000, offset by investments in tooling of $2321,000 and investments in demonstration units of $129,000 and purchases of computer and other equipment of $68,000. Net cash used in investment activities for the six months ended September 30, 2014 of $287,000 consisted primarily of investments in demonstrations units of our new products of $234,000 and purchases of computer and other equipment of $53,000.

Our financing activities used $3,726,000 of net cash for the three months ended September 30, 2015, primarily due to net repayments of our bank indebtedness of $3,865,000, partially offset by the issuance of common stock related to the exercise of stock options and for the issuance of common stock by our employee stock purchase plan of $139,000. Our financing activities used $8,933,000 for the six months ended September 30, 2015, primarily due to net repayments of our bank indebtedness of $9,098,000, partially offset by from the issuance of common stock related to the exercise of stock options and for the issuance of common stock by our employee stock purchase plan of $165,000. Financing activities provided $132,000 and $142,000 of net cash for the three and six months ended September 30, 2014, respectively, from the issuance of common stock related to the exercise of stock options and for the issuance of common stock by the employee stock purchase plan.

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

During the three months ended September 30, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2015, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2015 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2015.

Risks Relating to our Business

For the three months ended September 30, 2015, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2015, two customers located in the United States who accounted for approximately 30% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certifications of Philip S. Sassower, Chief Executive Officer, and Tom Wilkinson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

XPLORE TECHNOLOGIES CORP.

Dated: November 12, 2015	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)