Form 10-Q
period 2015-12-31
XPLORE TECHNOLOGIES CORP
filed 2016-02-11
CIK 1177845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 31, 2016, the registrant had 10,908,355 shares of common stock outstanding.

Xplore Technologies Corp.

FORM 10-Q

For the Quarterly Period Ended December 31, 2015

Table of Contents

		Page

Part I.	Financial Information

	Item 1. Financial Statements

	a) Consolidated Balance Sheets as at December 31, 2015 and March 31, 2015	3

	b) Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2015 and 2014	4

	c) Consolidated Statements of Cash Flows for the Three and Nine Months Ended December, 2015 and 2014	5

	d) Notes to the Unaudited Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4. Controls and Procedures	19

Part II.	Other Information

	Item 1. Legal Proceedings	20

	Item 1A. Risk Factors	20

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3. Defaults Upon Senior Securities	20

	Item 4. Mine Safety Disclosures	21

	Item 5. Other Information	21

	Item 6. Exhibits	21

	Signature	22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,035	$19,455
Accounts receivable, net	16,990	6,633
Inventory, net	13,787	7,883
Prepaid expenses and other current assets	470	315
Total current assets	37,282	34,286
Fixed assets, net	1,362	1,030
Intangible assets, net	1,857	—
Goodwill	16,559	—
	$57,060	$35,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deferred revenue and warranty liabilities	$4,986	$414
Accounts payable and accrued liabilities	15,368	4,594
Total current liabilities	20,354	5,008
Deferred revenue and non-current warranty liabilities	5,062	1,517
Total liabilities	25,416	6,525
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,905 and 10,784, respectively	11	11
Additional paid-in capital	170,593	168,379
Accumulated deficit	(138,960)	(139,599)
	31,644	28,791
	$57,060	$35,316

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income—Unaudited

(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$27,023	$16,443	$79,919	$32,232
Cost of revenue	18,181	10,569	54,818	21,027
Gross profit	8,842	5,874	25,101	11,205

Expenses:
Sales, marketing and support	3,925	1,630	11,187	4,942
Product research, development and engineering	1,129	815	4,536	2,545
General administration	2,521	980	7,339	2,964
	7,575	3,425	23,062	10,451
Income from operations	1,267	2,449	2,039	754

Other income (expense):
Other	(317)	(7)	(385)	(8)
Cost of integration	(95)	—	(887)	—
Interest expense	—	(2)	(58)	(24)
	(412)	(9)	(1,330)	(32)
Income before income taxes	855	2,440	709	722
Income tax (expense)	(69)	(39)	(69)	(39)
Net income	$786	$2,401	$640	$683

Income per common share, primary	$0.07	$0.28	$.06	$0.08

Income per common share, fully diluted	$0.07	$0.28	$.06	$0.08
Weighted average number of common shares outstanding, basic	10,883,933	8,473,140	10,828,375	8,451,928
Weighted average number of common shares outstanding, fully diluted	11,539,074	8,571,812	11,494,496	8,553,336

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows—Unaudited

(in thousands)

*	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income	$786	$2,401	$640	$683
Items not affecting cash:
Depreciation and amortization	498	253	1,313	689
Provision for doubtful accounts	24	1	48	3
Stock-based compensation expense	535	152	1,634	477
Equity issued in exchange for services	—	—	—	2

Changes in operating assets and liabilities:
Accounts receivable	1,415	(2,587)	(3,021)	(2,291)
Inventory	822	1,323	(110)	(2,388)
Prepaid expenses and other current assets	142	(67)	(184)	173
Accounts payable and accrued liabilities	(2,261)	1,543	(5,234)	1,041
Net cash provided by (used in) operating activities	1,961	3,019	(4,914)	(1,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	—	—	653	—
Change in vendor liabilities	—	—	16	—
Additions to fixed assets	(228)	(323)	(657)	(610)
Net cash provided by (used in) investing activities	(228)	(323)	12	(610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	—	18,000	—
Repayment of short-term indebtedness	—	—	(27,098)	—
Net proceeds from issuance of Common Stock	415	43	580	185
Net cash provided by (used in) financing activities	415	43	(8,518)	185

CHANGE IN CASH AND CASH EQUIVALENTS	2,148	2,739	(13,420)	(2,036)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,887	625	19,455	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,035	$3,364	$6,035	$3,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$—	$7	$58	$8
Payments for income taxes	$8	$—	$8	$9

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Goodwill has decreased from $16,690 to $16,559 due to $16 received from a former Motion vendor during the quarter ended September 30, 2015 and by a net decrease of $115 in liabilities related to former Motion vendors during the quarter ended December 31, 2015.

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

Cash and cash equivalents and liquidity

At December 31, 2015, the Company had cash and cash equivalents of approximately $6,035, working capital of approximately $16,928 and total equity of approximately $31,644. The Company’s management believes that it has adequate cash and cash equivalents on hand and projected cash flow from operations to finance its operations for at least 12 months.

Foreign Currency Transactions

From time to time the Company will enter into transactions that are settled in a foreign currency. The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated. When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement. A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled. For the nine months ended December 31, 2015 and 2014, the Company reported a loss in foreign currency transactions of $417 and $3, respectively.

3. INVENTORY

	December 31, 2015	March 31, 2015
Finished goods	$6,070	$5,687
Computer components	7,717	2,196
Total inventory	$13,787	$7,883

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Weighted average number of common shares used in net income per common share	10,833,833	8,473,140	10,828,375	8,451,928
Dilutive effect of stock options and warrants	655,141	98,672	666,121	101,408
Weighted average number of common shares used in fully diluted income per common share	11,539,074	8,571,812	11,494,496	8,553,336

The following securities were not considered in the loss per share calculations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Warrants	105,000	122,500	105,000	137,500
Options	1,082,392	293,312	833,110	1,293,022
	1,187,392	415,812	938,110	1,430,522

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

On December 31, 2015, there were no borrowings under the Square 1 Credit Agreement.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At December 31, 2015, there were warrants to purchase an aggregate of 120,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

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

On April 7, 2015, the Board of Directors approved grants of options to purchase a total of 240,374 shares of common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to the Company's Chairman and Chief Executive Officer, options to purchase 75,000 shares were granted to the Company's President, options to purchase 50,000 shares were granted to the Company's Chief Financial Officer at the time and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors. The options vest on the first anniversary of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under the Stock Plan.

In November 2015, the Board of Directors approved two sets of option grants to new employees, one for options to purchase a total of 249,282 shares of common stock, with an exercise price of $5.49, of which options to purchase 109,282 shares were granted to the Company’s new Chief Financial Officer, and the other for options to purchase 20,000 shares of common stock, with an exercise price of $5.91. The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of five years from the date of the grant. The grant date fair values of these option awards to be recognized as stock compensation was $547.

A summary of the activity in the Stock Plan during the nine months ended December 31, 2015 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2015	1,905,405	$6.30
Granted	509,656	5.93
Exercised	(101,330)	4.59
Forfeited	(313,268)	7.24
Outstanding at end of period	2,000,463	$6.14

At December 31, 2015, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,926 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at December 31, 2015 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44—4.99	310,071	2.7	191,743	2.7
$5.00— 7.50	1,606,221	5.3	828,099	4.9
$7.51—26.99	84,111	0.3	84,111	0.3
$27.00— 40.00	60	0.1	60	0.1
	2,000,463	4.7	1,104,013	4.2

The weighted average exercise price of options exercisable at December 31, 2015 was $6.49 per share.

The options have been valued separately using the Black-Scholes methodology. The options issued to members of the Board of Directors, officers and non-officer employees in fiscal 2015 have different expected terms and, accordingly, different volatility and discount rates. The Company recorded stock compensation cost of $535 and $152 for the three months ended December 31, 2015 and 2014, respectively, and $1,634 and $477 for the nine months ended December 31, 2015 and 2014, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The aggregate intrinsic value of options exercisable at December 31, 2015 was $245. The future compensation expense to be recognized for unvested option grants at December 31, 2015 was $1,518, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”). The offering price per common share and number of common shares purchased for the periods ended December 31, 2015 and 2014 are as follows:

	2015	2014
Offering Price per Common Share	$6.03	$6.03
Common Shares Purchased	20,390	10,213

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

On May 1, 2015, the Board of Directors amended the Company’s transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool was allocated to Mr. Sassower and Mr. Goren. In November 2015, the Board of Directors reconsidered the reallocation of the pool and returned the participation in this pool to the previously allocated portions.

On June 12, 2012, the Board of Directors approved the payment to each member of the Board of Directors of an annual fee of $10, to be paid quarterly in the amount of $2.5. On November 4, 2014, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, to be paid quarterly in the amount of $1, effective October 1, 2014. General administration expense includes an expense of $21 and $21 for the three months ended December 31, 2015 and 2014, respectively, and $63 and $63 for the nine months ended December 31, 2015 and 2014, respectively, relating to these fees.

On June 12, 2012, the Board of Directors approved the payment to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $150, to be paid monthly in the amount of $12.5, for services rendered during the year ended March 31, 2014. On February 6, 2014, the Board of Directors approved an increase in this annual fee from $150 to $200, effective February 1, 2014, for additional services to be rendered by SG Phoenix LLC. On April 7, 2015, the Board of Directors approved an increase in the annual fee paid to SG Phoenix LLC, from $200 to $287.5, effective April 1, 2015. General administration expense includes an expense of $72 and $50 for the three months ended December 31, 2015 and 2014, respectively, and $216 and $150 for the nine month ended December 31, 2015 and 2014, respectively for these fees.

During the nine months ended December 31, 2015 and 2014, the Company purchased approximately $121 and $322 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms. As of December 31, 2015, the Company owed $14 to Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Nine Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Revenue by country:
United States	$15,828	59%	$14,970	91%	$54,425	68%	$27,476	85%
Germany	2,891	11%	495	3%	5,445	7%	1,066	3%
Other	8,034	30%	978	6%	20,049	25%	3,690	12%
	$27,023	100%	$16,443	100%	$79,919	100%	$32,232	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and nine months ended December 31, 2015, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended December 31, 2014, the Company had three customers located in the United States who accounted for more than 10% of the total revenue. For the nine months ended December 31, 2014, the Company had four customers located in the United States who accounted for more than 10% of the total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2015	$27.0	2	27%
December 31, 2014	$16.4	3	78%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2015	$79.9	2	25%
December 31, 2014	$32.2	4	64%

At December 31, 2015, the Company had two customers that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2015	$16.9	2	29%

The Company currently relies on four suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At December 31, 2015 and 2014, the Company owed these suppliers $7,239 and $2,236, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended December 31, 2015 and 2014.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company leases facilities in Austin, Texas. The current annual lease commitment under the Company’s primary lease of its headquarters is $228 and the lease expires on August 31, 2019. The Company also leases a portion of Motion’s former leased facility, pursuant to a new lease agreement. The Company did not assume Motion’s lease for the facility. Rent expense for the three months ended December 31, 2015 and 2014, was $267 and $77, respectively. Rent expense for the nine months ended December, 2015 and 2014, was $780 and $198, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2016	$173
2017	757
2018	753
2019	767
2020	504
$2,954

b)	Purchase commitment

At December 31, 2015, the Company had purchase obligations for fiscal 2016 of approximately $22,926 related to inventory and product development items.

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

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model. In addition, we have estimated volatility on shares issued in the three and nine months ended December 31, 2015 and the year ended March 31, 2015 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest. The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-17 to have a material impact on our financial statements.

In July 2015, the FASB issued ASC Update No. 2015-11, "Simplifying the Measurement of Inventory" ("ASC 2015-11") which requires that inventory be measured at the lower of cost and net realizable value. ASC 2015-11 should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-11 to have a material impact on our financial statements.

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASC Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASC 2015-15"). ASC 2015-15 provides additional guidance to ASC 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on our financial statements.

In April 2015, the FASB issued ASC Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on our financial statements.

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

Inflation. During the three and nine months ended December 31, 2015 and 2014, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. From time to time the Company will enter into transactions that are settled in a foreign currency. The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated. When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement. A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.

Three and Nine Months Ended December 31, 2015 vs. Three and Nine Months Ended December 31, 2014

Revenue. Total revenue for the three months ended December 31, 2015 was $27,023,000, compared to $16,443,000 for the three months ended December 31, 2014, an increase of $10,580,000, or approximately 64%. An increase in our revenue of 91% was attributable to the product line we acquired in the Motion Acquisition, which was offset by a decrease of approximately 27% in our revenue attributable to an approximately 9% decrease in revenues associated with our legacy product line. Total revenue for the nine months ended December 31, 2015 was $79,919,000, as compared to $32,232,000 for the nine months ended December 31, 2014, an increase of $47,687,000, or approximately 148%. An increase in our revenue of approximately 4% was attributable to an approximately 44% increase in revenues associated with our legacy product line, with the remaining increase coming from the product line we acquired in the Motion Acquisition.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 59% and 68% of our total revenue for the three and nine months ended December 31, 2015, respectively. The United States accounted for approximately 91% and 85% of our total revenue for the three and nine months ended December 31, 2014, respectively.

We have a number of customers and, in any given period, a single customer may account for a significant portion of our sales. For the three and nine months ended December 31, 2015, we had two customers located in the United States who accounted for approximately 27% and 25% of our revenue in each period. For the three months ended December 31 2014, we had three customers located in the United States who accounted for approximately 78% of our revenue, and for the nine months ended December 31, 2015, we had four customers located in the United States who accounted for approximately 64% of our revenue. At December 31, 2015, we had two customers with receivable balances that totaled approximately 28% of our outstanding receivables.

Cost of Revenue. Total cost of revenue for the three months ended December 31, 2015 was $18,181,000, compared to $10,569,000 for the three months ended December 31, 2014, an increase of $7,612,000, or approximately 72%. An increase of approximately 97% in our cost of revenue was attributable to the product line we acquired in the Motion Acquisition, offset by a decrease of approximately 25% in our cost of revenue attributable to our legacy product line. Total cost of revenue for the nine months ended December 31, 2015 was $54,818,000, compared to $21,027,000 for the nine months ended December 31, 2014, an increase of $33,791,000, or approximately 161%. An increase of approximately 8% in our cost of revenue was attributable to our legacy product line, with the remaining increase in cost of revenue coming from the product line we acquired in the Motion Acquisition.

We rely on four suppliers for the majority of our finished goods. The inventory purchases and engineering services from our suppliers for the nine months ended December 31, 2015 and 2014 were $38,222,000 and $18,707,000, respectively. At December 31, 2015 and 2014, we owed our suppliers $7,239,000 and $2,236,000, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit. Total gross profit increased by $2,968,000 to $8,842,000 (32.7% of revenue) for the three months ended December 31, 2015, from $5,874,000 (35.7% of revenue) for the three months ended December 31, 2014. Total gross profit increased by $13,896,000 to $25,101,000 (31.4% of revenue) for the nine months ended December 31, 2015, from $11,205,000 (34.8% of revenue) for the nine months ended December 31, 2014. The increase in gross profit for the three months ended December 31, 2015 was due primarily to the increase in revenue from the produce line we acquired in the Motion Acquisition and the increase in gross profit for the nine months ended December 31, 2015 was due primarily to the increases in unit sales and revenue from our legacy product line, as well as increases in unit sales and revenues from the product line we acquired in the Motion Acquisition. The decrease in gross profit percentage for both periods was due to the change in product mix sold.

Sales, Marketing and Support Expenses. Sales, marketing and support expenses for the three months ended December 31, 2015 were $3,925,000, compared to $1,630,000 for the three months ended December 31, 2014. The increase of $2,295,000, or approximately 141%, was due primarily to an increase in headcount related costs of $1,619,000, and increase in marketing related expenses of $384,000, an increase in travel related expenses of $147,000 and various other expenses of $145,000. Sales, marketing and support expenses for the nine months ended December 31, 2015 were $11,187,000, compared to $4,942,000 for the nine months ended December 31, 2014, an increase of $6,245,000, or approximately 126%. This increase was due primarily to an increase in headcount related costs of $4,837,000, and increase in marketing related expenses of $800,000, an increase in travel related expenses of $431,000 and an increase in various other expenses of $177,000. Increases in both the three and nine months ended December 31, 2015 were the direct result of an increase in the size of our business due to the Motion Acquisition.

Product Research, Development and Engineering Expenses. Product research, development and engineering expenses for the three months ended December 31, 2015 were $1,129,000, an increase of $314,000, or approximately 39%, compared to $815,000 for the three months ended December 31, 2014. The increase in these expenses was due primarily to an increase in headcount costs of $453,000, an increase in third party services of $25,000 and an increase in general expenses of $9,000, partially offset by decrease in product development costs of $173,000. Product research, development and engineering expenses for the nine months ended December 31, 2014 were $4,536,000, an increase of $1,991,000, or approximately 78%, compared to $2,545,000 for the nine months ended December 31, 2014. The increase in these expenses was due primarily to an increase in headcount costs of $1,308,000, an increase in product development costs of $617,000, mostly associated with new products, and other expenses of $66,000. Increases in these expenses in both the three months and nine months ended December 31, 2015 were the direct result of an increase in the size of our business due to the Motion Acquisition.

General Administration Expenses. General administration expenses for the three months ended December 31, 2015 were $2,521,000, compared to $980,000 for the three months ended December 31, 2014, an increase of $1,541,000, or approximately 157%. The increase primarily consists of an increase in headcount related costs of $383,000, an increase in stock-based compensation expense of $359,000 due to a grant of options to members of our board of directors and certain of our officers in April 2015, an increase in professional fees of $288,000, an increase in overhead related costs of $230,000, an increase in depreciation expense of $107,000, an increase in bad debt allowance of $104,000 and an increase in travel and communication of $70,000. General administration expenses for the nine months ended December 31, 2015 were $7,339,000,compared to $2,964,000 for the nine months ended December 31, 2014, an increase of $4,375,000, or approximately 148%. The increase primarily consists of an increase in headcount related costs of $1,183,000, an increase in stock-based compensation expense of $1,128,000, an increase in professional fees of $722,000, an increase in overhead related costs of $720,000, an increase in depreciation expense of $293,000, an increase in bad debt of $177,000, and an increase in travel and communication of $152,000. The increase in these expenses was primarily the result of the Motion Acquisition.

For the three months ended December 31, 2015 and 2014, the fair value of employee stock-based compensation expense was $535,000 and $152,000, respectively. On April 7, 2015, our board of directors approved grants of options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to our chairman and chief executive officer, options to purchase 75,000 shares were granted to our president, options to purchase 50,000 shares were granted to our chief financial officer at the time and options to purchase 27,937 shares were granted to Andrea Goren, a member of our board of directors. The options vest on the first anniversary of the closing of the Motion Acquisition, and have a term of seven and one half years from the date of the grant. These grants are contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under our stock incentive plan. In June 2014, our board of directors granted options to purchase 797,000 shares of our common stock at an exercise price of $5.00 per share to the members of our board of directors and certain of our officers. These options vest in three equal annual installments, beginning on October 31, 2014, and have a term of seven and a half years from the date of grant. In November 2015, our board of directors approved two sets of option grants to new employees, one for options to purchase a total of 249,282 shares of common stock, with an exercise price of $5.49, including a grant of options to purchase 109,282 shares to our new chief financial officer, and the other for options to purchase 20,000 shares of common stock, with an exercise price of $5.91. These options vest in three equal annual installments, beginning [in November 2016], and have a term of seven and a half years from the date of grant. The increase in stock compensation expense was principally due to the grants made on April 7, 2015. For the nine months ended December 31, 2015 and 2014, the recorded employee stock-based compensation expense was $1,634,000 and $477,000, respectively. The fluctuation in this expense is attributable to the timing of the granting of new awards and employee turnover. Stock compensation expense was recorded in the employee related functional classification.

Depreciation and amortization expenses for the three months ended December 31, 2015 and 2014 were $498,000 and $253,000, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2015 and 2014 were $1,313,000 and $689,000, respectively. The increase was primarily due to tooling amortization associated with the new product lines we acquired in the Motion Acquisition and amortization of intangible assets acquired in the Motion Acquisition. Depreciation and amortization is recorded in the related functional classification.

Interest Expense. There was no interest expense for the three months ended December 31, 2015, compared to $2,000 for the three months ended December 31, 2014, a decrease of $2,000. Interest expense for the nine months ended December 31, 2015 was $58,000, compared to $24,000 for the nine months ended September 30, 2014, an increase of $34,000. The increase for the nine months ended December 31, 2015 was due to amounts we borrowed under our new credit facility with Square 1 Bank in connection with the Motion Acquisition. We had no borrowings under the credit facility in the three months ended December 31, 2015.

Other Income/Expense. Other expense for the three months ended December 31, 2015 was $412,000, compared to $7,000 for the three months ended December 31, 2014. Other expense for the nine months ended December 31, 2015, was $1,272,000, compared to other income of $8,000 for the nine months ended December 31, 2014. The increase in both periods primarily resulting from costs related to the integration of operations we acquired in the Motion Acquisition,

Income Tax (Expense). Income tax expense for the three months and nine months ended December 31, 2014 was $69,000, compared to income tax expense of $39,000 for the three months and nine months ended December 31, 2014.

Net Income. Our net income for the three months ended December 31, 2015 was $786,000, compared to a net income of $2,401,000 for the three months ended December 31, 2014. The net income for the nine months ended December 31, 2015, was $640,000, compared to a net income of $683,000 for the nine months ended December 31, 2014.

Liquidity and Capital Resources

Until recently, the rate of growth in the market for our tablet products and our success in gaining market share has been less than we anticipated. We have incurred net losses in all but two full fiscal years since our inception. During that time, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million. As of December 31, 2015, our working capital was $16,928,000 and our cash and cash equivalents were $6,035,000.

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

As of February 11, 2016, there were no borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net cash provided by (used) in operating activities	$1,961,000	$3,019,000	$(4,914,000)	$(1,611,000)
Net cash provided by (used) in investing activities	(228,000)	(323,000)	12,000	(610,000)
Net cash provided by (used) in financing activities	415,000	43,000	(8,518,000)	185,000
Cash and cash equivalents	6,035,000	3,364,000	6,035,000	3,364,000

Net cash provided by our operating activities was $1,961,000 for the three months ended December 31, 2015, as compared to $3,019,000 of net cash provided by operating activities for the three months ended December 31, 2014, a decrease of $1,058,000. The decrease in net cash provided by operating activities was due to an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $3,804,000, an unfavorable variance in our net income, net of items not affecting cash, of $964,000, and an unfavorable increase in inventory of $501,000, offset by a favorable variance resulting from the timing of accounts receivable billings and collections of $4,002,000 and a reduction in prepaid expenses of $209,000. Net cash used in our operating activities was $4,914,000 for the nine months ended December 31, 2015, as compared to $1,611,000 of net cash used in operating activities for the nine months ended December 31, 2014, an increase of $3,303,000. The increase in net cash used in operating activities was due to an increase in the use of cash arising from the timing of accounts payables and accrued liabilities of $6,275,000, a negative variance resulting from the timing of accounts receivable billings and collections of $730,000 and an increase in prepaid expenses of $357,000, offset by a decrease in inventory of $2,278,000 and a positive variance in our net income, net of items not affecting cash, of $1,781,000.

Net cash used in investment activities for the three months ended December 31, 2015 of $228,000 consisted primarily of investments in demonstrations units of new products of $143,000, investments in tooling of $43,000 and purchases of computer and other equipment of $41,000. Net cash used in investment activities for the three months ended December 31, 2014 of $323,000 consisted of investments in tooling costs related to the development of a new tablet offering of $219,000, demonstrations units of our new products of $61,000 and purchases of computer and other equipment of $43,000. Net cash provided in investment activities for the nine months ended December 31, 2015 consisted primarily of the net cash received in the Motion Acquisition of $653,000, and by $16,000 related to a cash refund received from a former Motion vendor that was not previously identified as a receivable at the time of the transaction, offset by investments in tooling of $276,000, investments in demonstration units of $272,000 and purchases of computer and other equipment of $109,000. Net cash used in investment activities for the nine months ended December 31, 2014 of $610,000 consisted primarily of investments in demonstration units of our new products of $295,000, investments in tooling costs of $219,000 and purchases of computer and other equipment of $96,000.

Our financing activities provided $415,000 of net cash for the three months ended December 31, 2015 from the issuance of shares of our common stock related to the exercise of stock options and the issuance of our common stock through our employee stock purchase plan. Our financing activities used $8,518,000 for the nine months ended December 31, 2015, primarily due to net repayments of our bank indebtedness of $9,098,000, partially offset by from the issuance of shares of our common stock related to the exercise of stock options and for the issuance of our common stock through our employee stock purchase plan of $580,000. Financing activities provided $43,000 and $185,000 of net cash for the three and nine months ended December 31, 2014, respectively, from the issuance of shares of our common stock related to the exercise of stock options and for the issuance of our common stock through the employee stock purchase plan

Off-Balance Sheet Arrangements

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

During the three months ended December 31, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2015, we were not involved in any legal actions, arising in the ordinary course of business or otherwise. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2015 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2015.

Risks Relating to our Business

For the three months ended December 31, 2015, we had two customers that accounted for more than 10% of our total revenue. If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2015, two customers located in the United States accounted for approximately 27% of our total revenue. If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 11, 2016	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)