Form 10-K
period 2016-03-31
XPLORE TECHNOLOGIES CORP
filed 2016-06-29
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission file number:    00-52697

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0563295 (IRS Employer Identification No.)

8601 RR 2222, Building II, Austin, Texas (Address of Principal Executive Offices)	78730 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒

As of September 30, 2015, the aggregate market value of the common equity held by non-affiliates of the registrant was $49,516,644 based on the closing sale price of $5.30, as reported on the NASDAQ Capital Market.

As of June 10, 2016, the registrant had 10,908,355 shares of common stock outstanding.

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

Until 2014, we competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds.  Since then, we have reduced our dependency upon the continued market acceptance of our iX104 systems by broadening the market for our products and increasing our opportunities for revenue growth.  We have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 family of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight Android tablet and Windows tablet, and in 2015 we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, more fully discussed below.  This acquisition expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe these lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

Looking forward, our strategy is to build increased marketplace awareness of our product offerings, in an effort that we believe will enable us to increase our revenue and to expand our share of the markets addressed by those products.

We believe we are positioned for future revenue growth in the markets in which we compete.  We have introduced a family of computers that, based upon third‑party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.

Our key initiatives for future revenue growth include the following:

•          New product development—based on input from customer and key industry participants;

•          Continued expansion of sales activities for the Motion line of products we acquired;

•          The expansion of sales activities in non-U.S. markets, particularly in Europe;

•          Continued penetration into the Fortune 500/Global 2000 markets;

•          Establishment of key relationships with new distributors; and

•          Expanded focus on military and public safety markets.

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe that we will continue to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2016 was approximately 136% higher than the prior fiscal year.

We are a Delaware corporation and our common stock trades on The NASDAQ Capital Market under the symbol “XPLR.”

Recent Developments

On April 17, 2015, we completed the acquisition of certain of the assets of Motion.  Pursuant to the terms of a Foreclosure Purchase and Sale Agreement with Motion and Square 1 Bank, Motion’s senior secured lender, our subsidiary, Xplore Technologies Corporation of America, purchased certain of Motion’s assets, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets, which we refer to herein as the Motion Acquisition.  The aggregate purchase price for the Motion assets we purchased was approximately $9 million, plus the assumption of approximately $8 million in certain liabilities, net of current assets, including certain accounts payable and obligations for service contracts and product warranties.

Also on April 17, 2015, in connection with the Motion Acquisition, our subsidiary entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank provided us with formula and non-formula revolving loans for up to an aggregate amount of $15 million, which replaced our existing Accounts Receivable Purchase Agreement with DSCH Capital Partners, LLC d/b/a Far West Capital.  The new facility with Square 1 Bank has a two year term, is secured by substantially all of our assets, and bears interest at the greater of the current prime lending rate plus 1.25% per annum or 4.5% per annum.  The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of our eligible accounts receivable.  The maximum amount of non-formula loans outstanding at any time could not exceed $4 million through April 16, 2016, with the maximum allowable amount reducing by $480,000 increment every three months thereafter, until the maximum amount reaches $2.08 million, where it will remain until maturity.  On April 17, 2015, we borrowed approximately $9 million under this facility to fund the cash portion of the purchase price for the Motion Acquisition.

In fiscal year 2016, we introduced two new products, the XSlate B10 and the XSlate D10, which was a replacement for our former RangerX product.  Our products are described in detail below.

Products

iX104 Product Family

We have spent more than a decade on research, development and product improvements with each generation of our iX104, achieving what we believe are a number of industry “firsts,” such as being the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities.  Our signature iX104 computers have consistently been recognized for their ruggedness, versatility and best-in-class technologies.  We believe that we pioneered, and continue to offer, the best outdoor‑readable display and wLAN wireless solutions.  Our specially designed Dual Mode Sunlight Readable screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, from virtually any angle.

Our iX104 product line consists of the following models, each developed for use in specific environments and applications:

•     iX104 DMSR—Dual-Mode Sunlight‑Readable Tablet

•     iX104 DMSR LTE—Dual-Mode Sunlight‑Readable Tablet with LTE

•     iX104 DM—Dual-Mode Tablet

•     iX104 DML—Dual-Mode Lite Tablet

•     iX104 DMSR-M—Dual-Mode Sunlight-Readable Tan Military Tablet

•     iX104 DMSR-M2—Dual-Mode Sunlight-Readable Military Tablet

•     iX104 DMCR-—Dual-Mode Clean Room Tablet

We believe that our recent versions of the iX104 continued to introduce “industry firsts” and differentiating features.  The iX104C product family includes a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water.  The iX104C product family also features the Intel Core i7 processor and runs on both Windows 7 and 8 operating systems.

Our line of iX104 tablet PCs is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions.  Our iX104 systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System (GPS) modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

Xslate  B10

In September of 2015 we launched the Xslate B10 rugged tablet, which is targeted squarely at customers considering Panasonic’s most popular rugged tablet, the FX-G1.   Built with unfailing protection in mind, the IP65 and MIL-STD-810G rated Xslate B10 rugged tablet endures even the most extreme work environments. It also doesn't compromise critical PC capabilities despite being only 2.4 lbs. The Xslate B10 offers superior standard I/O features, a unique set of peripherals, and greater environmental resiliency than the Panasonic FX-G1.

Like all of XPLORE’s products, environmental resiliency is a core strength of the XSLATE B10.  Key features of the Xslate B10 include:

•	10.1" display with sunlight-viewable chemically strengthened glass;
•	Commonly used port connections sealed from behind;
•	C1D2/ATEX compliant and tested to MIL-STD-810G and IP65 standards to ensure rugged computer mobility;
•	Magnesium alloy midframe;
•	Rugged accessories and peripherals resistant to the elements; and
•	Operation in bitter cold – as low as -34° C, with a cold start at -20° C.

The Xslate B10 also addresses customers’ requirements for more expansive and flexible I/O options, giving customers a standard unmatched by competitive products.  No other rugged tablet PC can deliver at least eight ports that are available all the time.  The customers can customize their I/O configurations to fit their unique workflow needs, without compromise, with the following options:

•	Built-in RJ 45, Micro SDXC, Micro HDMI-out, True Serial, 2 x USB 3.0 ports;
•	Optional HDMI-In port;
•	U-Blox GPS module;
•	Barcode scanner;
•	Built-in cameras;
•	G2 office dock with six additional USB ports, plus DVI/VGA, HDMI DB9 serial ports and audio jacks;
•	Wacom active pen and digitizer;
•	Advanced touch mode application with glove touch and wet modes; and
•	A spill resistant companion keyboard that attaches directly to the device and offers additional screen protection when the product is not in use.

No compromises were made on the performance and connectivity of this product.  The Xslate B10 also features 4G LTE broadband and 802.11ac Wi-Fi access and 20 hours of operation with the hot-swappable battery option.  The Xslate B10 is powered by the Intel Broadwell i5 CPU, comes standard with 8GB of RAM, a 128GB SSD and supports Windows 10, 8.1, or 7.

Motion R12

Tough and good looking, the Motion R12 merges Xplore’s core rugged engineering expertise with a sleek, aesthetically appealing industrial design.  With a full high definition 12.5’ display, the Motion R12 transitions seamlessly from the office to the vehicle to the field, and back again.   A full suite of accessories supports this mobile desktop replacement, including:

•	Office dock that supports additional ports, a second monitor, and full size keyboard and mouse;
•	Companion keyboard and kickstand that magnetically attached to the back of the tablet when not in use;
•	Hands free kit that enables a field worker to carry and view the device while performing other work-related activities;
•	Crash-tested vehicle dock that makes the device useful for in-transit tasks like mapping, as well as improves driver safety with the optional screen blanking technology; and
•	SlateMate expansion module that integrates RFID, barcode reader, and serial communications.

Despite its sleek styling, the Motion R12 is tough.  It is tested to MIL-STD-810G standards, IP54 rated, uses a Gorilla Glass 3 display, has a rubberized non-slip enclosure, and a magnesium-alloy internal frame.  The product was also designed to support compute intensive Windows software like GIS mapping and architectural engineering applications.  The product is powered by an Intel Core i7 vPro processor (with optional Intel Core i5 processor) and Intel QM87 Chipset.  It supports Windows 10, 8.1, or 7 Pro 64-bit operating systems, and can be configured with SSD configurations up to 256GM, and RAM configurations up to 8GB.

Security features were also a priority in the Motion R 12 design and include:

•	Integrated fingerprint reader;
•	TCG Trusted Platform Module (TPM);
•	Absolute Data & Device Security (DDS) theft prevention (optional); and
•	WinMagic SecureDoc encryption (single-user license).

Motion F5m/C5m

The Motion F5m and Motion C5m are easily recognized by their iconic integrated handle design that was introduced by Motion in 2008.  The Motion C5 was originally introduced in a white color for clinical applications.  Motion then followed up with a black version of the Motion C5, the Motion F5, for field applications.  The rugged tablets' fifth generation Intel Core processors, including the highest performing Intel i7 vPro processor, provide the power to quickly move through computation-intensive applications while increasing overall power efficiency for longer battery life.

The products is a data acquisition workhorse with a 10.4” View Anywhere display that mimics the size of many standard forms for which input is made easy with both touch and digital pen interfaces.  An optional barcode scanner is integrated into the handle for easy push-button reads.  A high resolution digital camera and the SnapWorks by Xplore camera application make it easy to capture images, annotate those images with the pen, and share the data with other applications.  An optional UHF RFID scanner enables long range reads of RFID tags up to nine feet away.  And, the EasyConnect expansion module can be populated with a magstripe reader to accept payments in real-time at the point of service.

The products are often used in large metropolitan areas where LTE networks are susceptible to traffic congestion that negatively impacts connectivity performance.  To overcome that challenge, the products were designed and certified to support the additional spectrum of AWS (Advanced Wireless Services), commonly marketed by some carriers as XLTE.  By supporting the additional frequencies of AWS, customers can expect to get the most out of their wireless service.

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

We have developed a suite of optional features designed to optimize Bobcat for specific industries. Our proprietary Xpansion Port includes integration options such as a 1D/2D barcode scanner, common access card (CAC) reader and near-field communications (NFC) reader.  Warehousing and distribution businesses can consolidate operations and reduce equipment costs with the Bobcat’s barcode scanner or NFC reader capabilities, while the military and other governmental entities use the CAC reader for increased security.

Xslate D10

The Xslate D10 is our most recently announced product.  Launched in December of 2015, the Xslate D10 is the follow on to our popular Android Ranger X.  The hardened exterior, doubly-powerful interior and "all ports, all the time" connectivity of the Xslate D10 rugged tablet gives the Android 5.1, Lollipop OS a tough, new edge over its competition.

Unlike many other under-featured Android products, the Xslate D10 is fully rugged with a broad range of purpose-built capabilities to support demanding workflows.  The product is IP-65 rated for protection against rain, water and dust.  Using the MIL-STD-810G protocol, it is rated for five foot drops.  Elastomer bumpers, a chemically hardened display, and a stiff magnesium alloy midframe, help protect the Xslate D10 against screen breakage.  The product is also compliant with C1D2 and ATEX standards for hazardous locations and explosive environments.  Similar to our Xslate B10, the Xslate D10 provides eight standard I/O ports, including 2 x USB 3.0, Micro SDXC, Micro HDMI-out, and RJ45 Gigabit Ethernet connection and optional HDMI Input module.  The Xslate D10 is certified for 4G LTE networks and also is equipped with Wi-Fi and Bluetooth standard.  Additionally, the product is compatible with our full range of G2-class accessories, including industrial and vehicle docks, companion keyboard, top handle, kickstand, barcode reader, CAC/SmartCard reader, NFC and HDMI-In modules.

The Xslate D10 also provides the power customers need, along with the battery life required for all day operation.  It is powered by an Intel x86 Atom-series core processor with 4GB RAM and a 64GB SSD.  It provides up to 20 hours of battery life with the optional hot-swappable second battery option, and leverages Google’s Project Volta and Android ultra-power saving mode for energy consumption savings.

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

Heightened Safety Standards— Our iX104 and iX101 line of wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous conditions and we expect our next generation of rugged table PC systems will be certified in fiscal year 2017.

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

Continue Expansion into New Rugged Product Markets

We have successfully broadened our offerings and opportunity by development of new products and through the Motion Acquisition.  We believe, based upon the 2014 annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation, or VDC, that an increasing number of companies are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projected worldwide sales in the rugged mobile computing market to grow to over $5.2 billion by the end of calendar 2016, and for the market for large form factor rugged devices to grow to almost $2.6 billion by the end of calendar 2016.

We believe that our families of rugged tablet PCs are uniquely positioned to capitalize on the convergence of four current market trends:

●	The continuously expanding use of wireless data;

●	the increased awareness and rapid adoption of the tablet computing form factor, spurred by the success of Apple’s iPad and Samsung’s Galaxy;
●	the transition toward rugged computing solutions in the face of high failure rates for non-rugged devices that have been deployed in non-traditional working environments; and
●	The move from rugged laptop PCs to rugged tablets to increase mobility.

We believe that many companies are coming to the realization that the total cost of computer ownership is improved through the use of rugged computing solutions.

The Motion Acquisition has also opened up larger international markets to us through the addition of a multi-country sales team and new international distributor and reseller relationships.

Leverage Existing Markets

We seek to continue to analyze the needs of the vertical markets that we are currently addressing, so that we can continue to increase our sales in those markets.  We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities— To achieve broad market penetration by our products, we intend to continue to focus on specific vertical market applications, major accounts and OEM relationships.

Outsourcing manufacturing and nurturing of key relationships— We intend to continue to outsource our manufacturing function, so that we can continue to focus our resources on our technology and product development, customer application and project deployment activities, through our collaborations on engineering and manufacturing matters with our contract manufacturers.  In addition, we plan to continue nurturing a number of key distributor and reseller relationships.

Flexible product design and customer-centric approach— We believe that the design of our products provides us with the flexibility to respond to customer‑specific requirements.  We involve our customers in our product development and enhancement efforts.  This approach is intended to result in improved communication throughout the entire sales cycle, and is designed to position our products as the optimal mobile computing platform for our customers.

Delivery of high quality, reliable systems— We measure and seek to improve product quality through rigorous quality assurance programs implemented through our strategic alliances, in concert with performing our custom‑designed test programs.  Additionally, we utilize feedback provided by our customers.

Marketing and distribution relationships— Within each targeted vertical market, we intend to focus on entering into co-marketing relationships with key application providers and systems integrators.  This strategy is designed to allow us to use multiple sales channels within a region, while maintaining key strategic alliances.

Sales

Our direct customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent the end-users.  For fiscal year 2016, approximately 94% of our total revenues were attributable to sales through our distribution and reseller channels and approximately 6% of our total revenues were attributable to sales directly to end-users.  We currently have relationships with more than 150 distributors and direct resellers.  Our distributors and resellers generally have large sales organizations that, in turn, sell our products to entities that are the ultimate end-users.  Our distributors and resellers include large computer companies and software vendors.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2016, we had two resellers located in the United States, Synnex Information Technologies Inc. and Prosys Information System, Inc., who accounted for approximately 23% and 11% of our total revenue, respectively.

As of March 31, 2016, we had a sales team of thirty individuals that have geographic responsibilities for direct and indirect sales opportunities.  Our sales team works closely with our distributors and resellers in defined regions.  Our distributors are currently selling our products into the public safety, utility, telecommunications, field service, warehousing logistics, transportation, oil and gas production, manufacturing, route delivery, military and homeland security markets.

For fiscal 2016, our total revenue increased by approximately 136% over fiscal 2015.  Our North American revenue was approximately 73% of total revenue in fiscal year 2016, as compared to approximately 85% of total revenue in fiscal year 2015.  The significance of the North American revenue was primarily attributable to large volume orders from our large medical, military and telecommunications end-users located in the United States.

We have significantly expanded our distribution capacity by adding the Motion distribution channel, which had been developed over a period of over ten years.  Motion sold its products into the healthcare, public safety, construction, utility and retail markets.  The Motion Acquisition has also expanded our international sales, from 18% of total revenue in 2015 to 32% of total revenue in 2016.

Marketing

There are three primary areas of focus for our marketing effort:

•	Brand awareness and lead generation;
•	Channel development; and
•	Product marketing.

Brand Awareness and Lead Generation

Our brand awareness and lead generation initiatives use digital media, are focused on industry vertical markets, and leverage our channel distributors to amplify our message in the market.  Key elements of these initiatives include:

•	11 search engine optimized websites in six different languages;

•	PPC campaigns with Google across multiple countries, supported by industry specific landing pages;

•
A content marketing engine that establishes us as an authority in the rugged tablet space and draws prospects to our website for conversion to leads, including whitepapers, thought leadership blogs, best practices webinars, case studies, and infographics;

•	Active presence in social media channels including LinkedIn, Twitter, and Facebook;

•	Advertising and content syndication on vertically focused media properties (online and offline);

•	Vertically targeted email campaigns;

•	Industry-specific tradeshows and online events;

•	Public relations activity that includes sales announcements, earned media coverage, and bylined articles for publications; and

•	Making all creative assets available to our channel distributors for easy delivery to their prospects and customers.

Channel Development

Our go-to-market strategy is channel driven, and includes distributors that enable quick product delivery and third party product configuration, direct and indirect IT resellers with rugged mobility expertise in key verticals, systems integrators that may bring elements such as wireless communication systems to a project, installation and deployment companies, as well as application software suppliers that service our target verticals.  Our channel development efforts are focused on identifying and recruiting distributors that add value to our customer deployments, and provide the tools and resources that enable them to be successful in positioning our products and designing and deploying world-class solutions for our shared end-customers.  To achieve this, we

•	Provide both onsite and online training curriculum, including sales and service certification courses;

•	Fund turn-key case study and web content syndication programs;

•	Provide market development funding for joint brand awareness and demand generation campaigns;

•	Provide a knowledge base for frequently asked questions and fast problem resolution;

•
Provide access to a portal where distributors can access creative assets for their own sales efforts, sales presentation and tools to enable successful sales cycles, and deal registration to ensure a distributor’s investment in the sales cycle is protected; and

•	Hold annual conferences in the Americas and in Europe to share success stories, future plans, and solicit feedback on how we can further improve our programs to increase channel effectiveness.

Product Marketing

Our product marketing work starts with aligning our product development plans with the anticipated needs of our target customers.  We recognize that, as a smaller company, our key to success depends on our ability to provide better products than our larger competitors, and to be more responsive to our customers’ needs.  As such, our product innovations are grounded in combining emerging technologies with customer needs.  When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging customers, distributors and industry experts in the design process.  We believe that this process, combined with our flexibility to make quick decisions with the support of our contract manufacturers, has enabled us to deliver products with market leading technology ahead of our competitors.

The market prices for rugged computers are higher than that for commercial grade computers used in traditional office settings.  We believe that the higher prices reflects our belief that the total cost of ownership of a rugged computer over a three to five year period can be significantly lower than the cost of a cheaper non-rugged computer in certain environments.  Several of our customers have disclosed to us in our customer‑based market research studies that they experienced higher direct costs using non-rugged devices, with more frequent damage, information retrieval costs and replacement costs, as well as higher indirect costs, such as prolonged downtime.  This conclusion is also supported by third-party research.

Market Segments

We target a number of different market segments in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies, reduce related costs, and improve customer service levels.

Telecommunications, Utilities & Energy.  Generally, telecom, utility and energy related companies continuously have to respond to customers’ requests for service and infrastructure maintenance expeditiously and efficiently to remain competitive.  We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system.  To fully leverage the value of mobile computing in these environments, they must also be safe to use in hazardous environments where explosive gases may be present – particularly relevant to the oil and gas industry.  We have responded with products that are compliant with C1D2 and ATEX standards for use in these environments.  Two global top ten telecommunications providers in the world are end-users of our products, as well as several of the world’s largest utility and energy companies, including Hydro One in Canada, EDF in France, RWE in Germany, Sydney Water in Australia, and Thames Water in the United Kingdom.

Military.  As the military continues to transition to commercial and industrial grade rugged mobile computing systems, we expect this market segment will represent a significant opportunity for our products.  In particular, we believe the U.S. Department of Defense is generally moving away from full military specifications adherence, except for system‑critical operations, and instead is increasing emphasis on purchasing commercial, off-the-shelf (COTS) equipment.  The military market sector includes ground and C4I (Command, Control, Communications, Computers and Intelligence) systems.  We have deployed solutions across the Army, Air Force, and Navy in the U. S., as well as military operations in other countries.

Public Safety. Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety sector are searching for efficiencies that will better enable them to do their jobs.  Rugged mobile computing devices assist these groups in a variety of ways.  For example, having a reliable and durable tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases.  In this market segment, our products have been sold to hundreds of public safety organizations across the world, including the Adu Dhabi Police, Danish Ambulance Service, and the German Red Cross.

Manufacturing.  Manufacturing floor environments demand resiliency and mobility, and require more rugged computing power than ever before, to store large amounts of data and display complex and highly detailed drawings.  Whether assembly, maintenance, or repair operations are confined to an indoor factory, an enclosed hangar, or an outdoor testing facility, the environmental elements and vibrations from equipment and forklifts can be harmful to the average laptop, desktop, or mobile PC.  Our rugged tablet IP ratings and the results of extensive MIL-STD-810G tests are particularly relevant to this segment.  We have experienced particular success in the Automotive and Aerospace sectors of this market segment, with customers that include Boeing, Bombardier in Canada, Embraer in Brazil, Dassault Aviation in France, Audi in Germany, and Volkswagon in Italy.

Transportation and Distribution.  We believe that globalization, increased competition and heightened consumer expectations are contributing factors to the adoption of mobile computing technologies by many leading transportation and distribution companies.  That means mobilizing highly complex and integrated logistical tasks in a way that is simple and straightforward, whether on planes, trains, forklifts or tractor-trailers.  These operations typically require real time price modifications, product introductions and transitions, timely inventory management, load balancing and scheduling.  We believe that this market segment will continue to automate order fulfillment, inventory control and management systems as part of an overall effort to integrate enterprise resource planning and supply chain management information systems.  Our end-users include leading railroad, trucking and airline companies, package delivery companies, as well as the warehouse operations of large automotive manufacturing and food processing plants.  We have a diverse set of customers in this segment, including Norfolk Southern, CSX, UPS, and Hertz.

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

We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged platforms as we seek to expand into additional markets.  During the fiscal years ended March 31, 2016 and 2015, we expended $5,771,000 and $3,537,000, respectively, on research and development activities, none of which was borne by our customers.

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

We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Inc, Dell, Inc., Hewlett‑Packard Company, Apple, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers.

Manufacturing

We have a scalable manufacturing infrastructure to support our growing business.  Our primary contract manufacturers, Wistron Corporation (Wistron), Pegatron Corp. (Pegatron) and Ubiqconn Technology, Inc. (Ubiqconn), are located in Taiwan.  Wistron is the supplier of our iX104 and XSlate B10 products.  Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett‑Packard Company.  Pegatron is the supplier of our R12, F5/C5 and CL920 products.  Pegatron, is also a leading provider of computers and electronic components to the world’s largest technology companies.  Ubiqconn is the supplier of our Xslate D10 and Bobcat products.  Ubiqconn was spun off from the First International Computer (FIC) Group in 2011 and is a wholly-owned subsidiary of FIC.  FIC has been a dominant force in the technology research, product development and manufacturing services since 1980.  Ubiqconn is comprised of FIC's Industrial Computer Business Unit and FIC's original research and development team, which has accumulated over twenty years of experience in developing IT products for worldwide first tier companies.  We expect our relationships with our contract manufacturers will support our expected sales growth and product demand for the foreseeable future.

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

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology.  We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology.  On March 31, 2016, we had thirty-eight U.S. patents and thirteen non-US patents.  In addition, we had one U.S. patent application, one Chinese patent application, one European Union patent application and one Taiwanese patent application, all related to proprietary elements of our tablet products, and one U.S. patent application, one Taiwanese patent application and one International PCT patent application related to our wireless dock.  Of these patents a total of thirty-two US patents and thirteen non-U.S. patents were acquired in the Motion Acquisition.  Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without our authorization, or to develop similar technology independently.  In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We do not believe that our products infringe on the proprietary rights of any third parties.  There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products.  In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with the claimant, any of which could delay the development and commercialization of our products or increase the costs of our products.  After the Motion Acquisition, three companies filed lawsuits against us and Motion for alleged infringement of the claimant’s patent by Motion's products and our products.  We have settled two of the lawsuits by entering into license agreements, with a modest one-time payment, and we have an existing license agreement with the other company.

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

Employees

As of March 31, 2016, we had 114 full-time employees, of which 60 were employed in the operations, engineering, research and development and customer support areas, 12 were involved in corporate, finance and administrative areas and 42 were employed in sales and marketing.  We anticipate that we will need to hire additional employees going forward.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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

Until fairly recently, we have incurred net losses in each fiscal year since our inception.  As of March 31, 2016, our accumulated deficit was approximately $140 million, primarily due to our past losses.  Historically, our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.

Prior to the Motion Acquisition, Motion incurred net losses in each fiscal year since its inception.  For its fiscal year ended December 31, 2014, Motion had a net loss of approximately $9 million and, as of December 31, 2014, its accumulated deficit was approximately $128 million, primarily due to its past losses.  In addition, Motion’s revenues decreased from a high of approximately $110 million in 2012 to approximately $83 million in 2014.  Because of the deterioration in the Motion business, Motion’s senior secured lender foreclosed on its security interest in substantially all of the assets of Motion, and sold certain of those assets to us.

Since the Motion Acquisition, our operating expenses have more than doubled.  We also incurred additional expenses in fiscal 2016 related to interest payments on the indebtedness we incurred in connection with the Motion Acquisition, amortization of intangible assets associated with the acquisition, other related acquisition, integration and financing costs, and related depreciation and other amortization.  We cannot assure you that our revenue will be adequate to offset these increased expenses, which may keep us from being profitable in the future.  We cannot assure you that we will continue to generate net profits from operations in fiscal 2017 or subsequent years.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

In fiscal year 2016, we derived more than 10% of our revenue from two different customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2016, two resellers, Synnex Information Technologies and Prosys Information Systems, Inc., accounted for approximately 23% and 11% of our total revenue, respectively.  Prosys Information Systems, Inc., VT Miltope and Software House International, accounted for approximately 17%, 15% and 14% of our total revenue, respectively, for fiscal year 2015.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

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

Our quarterly revenue, expenses, operating results, and gross profit margins may vary significantly from quarter to quarter.  Such fluctuation may result from our inability to replace revenue generated from large orders from one of our major resellers or end-user customers with revenue from other resellers and end-users, the lengthy sales cycle related to our products and delays in the delivery of products and components.  Our quarterly revenue could also be materially affected in any period by a decline in the economic prospects of our customers or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.  For example, in fiscal year 2016, one of our largest end user customers was the subject of a labor strike, which was only recently settled.  During the duration of that strike, our customer greatly reduced its orders for our products.  Due to such factors, our quarterly operating results are likely to fluctuate and such results may not be indicative of our results in any given year or future quarter.  As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

We may not realize the anticipated benefits from the Motion Acquisition, including potential cost synergies, due to challenges associated with integrating the two operations or other factors.

The success of the Motion Acquisition will depend in part on the success of our management in integrating the operations, technologies and personnel.  Our management's inability to meet the challenges involved in integrating successfully the operations or otherwise to realize the anticipated benefits of the Motion Acquisition could seriously harm our results of operations.  In addition, the overall integration of the Motion operations into our company will continue to require substantial attention from our management, which could further harm our results of operations.

The challenges involved in this integration include:

•	integrating the operations, processes, people, technologies, products and services;

•	coordinating and integrating sales and marketing and research and development functions;

•	demonstrating to our customers that the Motion Acquisition will not result in adverse changes in business focus, products and service deliverables (including customer satisfaction);

•	assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate operations in a timely manner, or at all, and we may not realize the anticipated benefits of the Motion Acquisition, including potential cost and operating synergies or sales or growth opportunities, to the extent or in the time frame anticipated.  The anticipated benefits and synergies of the Motion Acquisition are based on assumptions and current expectations, assume a successful integration and reallocation of resources among our facilities without unanticipated costs, and assume our efforts do not have unforeseen or unintended consequences.  In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the acquisition or by practical or legal constraints on our ability to combine operations.

We are currently dependent on contract manufacturers to manufacture our products and products under development and our reliance on contract manufacturers subjects us to significant operational risks, many of which would impair our ability to deliver products to our customers should they occur.

We currently rely primarily on contract manufacturers for the manufacture of our products. Our reliance involves a number of risks, including:

•	reduced management and control of component purchases;

•	reduced control over delivery schedule and quality assurance;

•	reduced control over manufacturing yields;

•	lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	interruption of supplies from assemblers as a result of fire, natural calamity, strike or other significant events; and

•	mis-appropriation of our intellectual property.

Our business is therefore dependent upon our contract manufacturers for their manufacturing capabilities.  During the fiscal years ended March 31, 2016 and 2015, we purchased inventory and engineering services of approximately $48.0 million and $23.3 million, respectively, from our contract manufacturers.  Our agreements with the contract manufacturers contain provisions that allows for termination for any reason.  We cannot assure you that our contract manufacturers will continue to work with us, that they will continue to be able to operate profitably, that they will be able to meet our manufacturing needs in a satisfactory and timely manner or that we can obtain additional or alternative manufacturers when and if needed.

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

We operate in a highly competitive industry.  Our primary competitors in the mobile rugged computer market include Panasonic, Getac, Inc., DRS Technologies and Mobile Demand in the tablet PC market and Panasonic in the notebook market.  We also face competition from manufacturers of nonrugged mobile computers, such as Samsung, Inc., Dell, Inc., Hewlett-Packard Company, Apple, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:

•	product performance, features and reliability;

•	price;

•	name recognition; and

•	product availability and lead times.

Most of our competitors have a wider variety of products, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.  In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their product sales than we do.  Many of our competitors may also have existing relationships with our contract manufacturers, the resellers who we use to sell our products, or with our potential customers.  This competition may result in reduced prices, reduced margins and longer sales cycles for our products.  The introduction of lower-priced personal computers, combined with the brand strength, more product offerings to address shifting demand for specific rugged product form factors, extensive distribution channels and financial resources of the larger vendors, could cause us to lose market share and could reduce our margins on those personal computers we sell.  If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.  If we are unable to successfully compete with our competitors our sales would suffer and as a result our financial condition will be adversely affected.

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

In January 2015, the supplier of screens for our iX104C6 product went out of business without giving us any prior notice.  In addition, the same supplier supplied screens for approximately 50% of Motion’s products.  We identified a replacement supplier for this component to continue producing our iX104C6 product, but we were not be able to finish the transition to the new component in time to avoid delays in shipping our iX104C6 product.  We also transitioned to a new supplier of screens for the Motion C5 and F5 products.  We suffered delays in shipping some of our iX104C6 product orders as well as some of the Motion C5 and F5 product orders in the first quarter of our fiscal year ending March 31, 2016, some of which may have caused the loss of sales in the that fiscal year and beyond, which could harm our business, financial condition and results of operations.  In addition, the delays in shipping shifted some of our revenues into later periods, which may make it even more difficult for you to rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

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

In the fiscal years ended March 31, 2016 and March 31, 2015, approximately 32% and 18%, respectively, of our revenue was comprised of sales made outside of the United States.  In the calendar year 2014, approximately 46% of Motion’s revenue was comprised of sales made outside of the United States, much of which was denominated in as many as six foreign currencies.  Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

•	longer collection cycles and financial instability among customers;

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors and governmental currency controls or devaluations versus the U.S. dollar, which could make our products more expensive in those markets;

•	local labor conditions and regulations, including local labor issues faced by specific suppliers and OEMs;

•	changes in the international, national or local regulatory and legal environments;

•	differing technology standards or customer requirements;

•
import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions; and

•
fluctuations in freight costs and duty costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States.  For example, we rely on manufacturers in Taiwan for the production of our tablet computers.

In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA.  Although we are implementing policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of these policies.  Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

As we continue expanding our cross-border operations into foreign markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which we may be less well-known.  We may be unable to attract a sufficient number of customers, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets or across markets.  The expansion of our international business will also expose us to risks relating to staffing and managing those operations, increases in duty rates, exchange or price controls, increased costs to protect intellectual property, tariffs and other trade barriers, differing and potentially adverse tax consequences, increased and conflicting regulatory compliance requirements, political, social and economic changes and disruptions, lack of acceptance of our product offerings, challenges caused by distance, language and cultural differences and possible difficulty in enforcing contracts or legal rights under foreign legal systems.  Accordingly, any efforts we make to expand our international operations may not be successful, which would have a material and adverse effect on our business, financial condition and results of operations.

If we are unable to retain key personnel we may not be able to execute our business strategy.

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Philip S. Sassower, our chairman and chief executive officer, Mark Holleran, our president and chief operating officer, Tom Wilkinson, our chief financial officer and corporate secretary, and Peter Poulin, our chief marketing officer.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in our workforce in the past, we may have a more difficult time in attracting and retaining the employees we need.  Other than an employment agreement with our president and chief operating officer, our relationships with our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change, which could prevent us from executing our business strategy.

We will depend on the continued performance of certain members of our senior management team and certain other key employees to assist in executing our strategy after the Motion Acquisition.  We also expect that our efforts to integrate the Motion product lines will place a significant strain on our personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.  Our employees, including those recently added from Motion, may experience uncertainty about their future roles with us after the Motion Acquisition.  These circumstances may adversely affect our ability to attract and retain key personnel.  We also must continue to attract and motivate all of our employees and keep them focused on our strategies and goals following the Motion Acquisition.

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

Our planned implementation of an ERP software solution and other information technology systems could result in significant disruptions to our operations.

We plan to implement an enterprise resource planning, or ERP, and other complementary information technology systems over the next several years.  Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams.  The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure.  We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues.  In addition, transitioning to these new systems requires significant capital investments and personnel resources.  Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.  Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations.  As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel.  If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur.  In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business.  These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

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

The trading price of our common stock has been highly volatile and may continue to fluctuate substantially.  We believe that a variety of factors have caused and could in the future cause the stock price of our common stock to fluctuate significantly, including:

•	announcements of developments related to our business;

•	dilution from our capital raise in March 2015;

•	uncertainty surrounding the Motion Acquisition;

•	quarterly fluctuations in our actual or anticipated operating results;

•	announcements of technological innovations;

•	new products or product enhancements introduced by us or by our competitors;

•	developments in patents and other intellectual property rights and related litigation;

•	developments in our relationships with our third party manufacturers and/or strategic partners;

•	developments in our relationships with our customers and/or suppliers; and

•	general conditions in the global economy.

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

As of June 10, 2016, Phoenix Venture Fund LLC and its affiliates beneficially own approximately 13.6% of our common stock, and thus have significant influence over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, or Phoenix, which is co-managed by Philip S. Sassower, our chairman and chief executive officer, and Andrea Goren, one of our directors, beneficially owns approximately 10.5% of our common stock.  In addition, Mr. Sassower, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 3.2% of our common stock, and Mr. Goren, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 0.4% of our common stock.  Thus, Phoenix, Mr. Sassower and Mr. Goren, together, beneficially own in the aggregate, approximately 13.6% of our common stock.  Accordingly, Phoenix, Mr. Sassower and Mr. Goren have the ability to exercise significant influence over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  We maintain our engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78730.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  After the Motion Acquisition, during a portion of fiscal year 2016 we occupied, with the consent of the landlord, a portion of Motion’s former leased facility, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  We did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of a new lease with the landlord, as described above, for a smaller portion of Motion’s former facility.  We believe that our present facilities are suitable for our existing and planned operations.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Capital Market exchange under the symbol “XPLR.”  As of June 10, 2016, there were 223 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Capital Market exchange was $3.12.

The following table sets forth the high and low sales price of our common stock, on The NASDAQ Capital Market for each quarter period during the fiscal years ended March 31, 2016 and 2015, in U.S. dollars.

	US $
PERIOD	High	Low
Fiscal Year Ended March 31, 2016:
First Quarter	7.35	5.60
Second Quarter	6.15	4.56
Third Quarter	6.15	4.62
Fourth Quarter	5.25	3.36
Fiscal Year Ended March 31, 2015:
First Quarter	6.50	5.15
Second Quarter	6.25	4.41
Third Quarter	7.00	4.34
Fourth Quarter	7.75	5.88

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K.  This discussion contains, in addition to historical information, forward‑looking statements that involve risks and uncertainty.  Our actual results could differ materially from those anticipated in the forward‑looking statements, including those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Historically, we have competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds.  We have reduced our dependency upon the continued market acceptance of our iX104 systems, by broadening the market for our products and increasing our opportunities for revenue growth.  We have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 family of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight Android tablet and Windows tablet, and in 2015 we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, more fully discussed below.  This acquisition, which we refer to herein as the Motion Acquisition, expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe the lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, we believe we will continue to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2016 was approximately 136% higher than the prior fiscal year.

On April 17, 2015, we completed the Motion Acquisition.  Pursuant to the terms of a Foreclosure Purchase and Sale Agreement with Motion and Square 1 Bank, Motion’s senior secured lender, our subsidiary, Xplore Technologies Corporation of America, purchased certain of the Motion assets, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets.  The aggregate purchase price for the Motion assets was approximately $9 million, plus the assumption of approximately $6 million in certain liabilities, net of current assets, including accounts payable and obligations for service contracts and product warranties.

Looking forward, our strategy is to build increased marketplace awareness of our products; an effort that we believe will enable us to increase our revenue and to expand our market share.  We also expect to significantly increase our revenue and substantially expand our total market share through the addition of our new product families that we recently acquired in the Motion Acquisition.

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

Our critical accounting policies are as follows:

Revenue Recognition.  Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories.  Our customers are predominantly distributors and resellers.  However, we also sell directly to end-users.  We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured.  Our revenue recognition criteria have generally been met when the product has been shipped.  The shipping terms are F.O.B. shipping point. Shipments are based on firm purchase orders from our customers with stated terms. However, with our assumption of certain customer contracts in the Motion Acquisition, a number of our sales under those contracts are not recognized until the customer actually receives the goods. The shipping terms on these contracts are F.O.B. receiving point.  We do not have installation, training or other commitments subsequent to shipment that are other than incidental.  Our prices are determined based on negotiations with our customers and are not subject to adjustment.  Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us.  Our distributors do hold small amounts of inventory which we monitor.  This inventory is held in order to more quickly respond to their customer demand.  As a result of the low amount of reseller and distributor inventory, we expect returns to be minimal.  We have not had material adjustments, as our returns have been minimal.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level.  Identified intangible assets are amortized using the straight-line method over their estimated useful lives, which are estimated to be between three and seven years.

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

Financial Instruments.  The warrants to acquire common stock that we issued in connection with the issuance of our stock or for services provided to us has been valued separately using the Black-Scholes methodology.  The determination of the values attributed to the warrant required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation.  In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.

Stock-Based Compensation Expense.  We apply the fair value method of accounting for all of our employee stock‑based compensation.  We use the Black‑Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award.  The value is expensed over the vesting period, which is generally three years. See Note 8 to our Annual Consolidated Financial Statements included in our Annual Report on Form 10-K for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model.  In addition, we have estimated volatility on shares issued in the year ended March 31, 2016 based on an average volatility of a set of companies considered comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest.  The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Foreign Currency Transactions. The Company regularly enters into transactions that are settled in a foreign currency.  These transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Inflation.  During the fiscal year ended March 31, 2016 and 2015, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company regularly enters into transactions that are settled in a foreign currency.  These transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.

Fiscal Year Ended March 31, 2016 vs. Fiscal Year Ended March 31, 2015

Revenue.  Total revenue for the fiscal year ended March 31, 2016 was $100,530,000, compared to $42,639,000 for the fiscal year ended March 31, 2015, representing an increase of $57,891,000, or approximately 136%.  The vast majority of the increase in our revenue is attributed to revenues resulting from the Motion Acquisition.  However, we did experience a modest increase in revenues from our continuing products.

We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 68% of our revenue in the year ended March 31, 2016 was derived from sales in the United States.  The United States accounted for approximately 82% of our revenue during the year ended March 31, 2015.  At March 31, 2016, we had a distributor customer and a direct reseller customer, Synnex Information Technologies Inc. and Buckeye Mountain, respectively, who had receivable balances accounting for approximately 42% of our total outstanding accounts receivables.  We collected the receivable balances with these customers subsequent to our fiscal year end.

In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2016, we had two customers located in the United States who accounted for approximately 23% and 11% of our total revenue, respectively.  For the fiscal year ended March 31, 2015, we had three customers located in the United States who accounted for approximately 17%, 15% and 14% of our total revenue, respectively.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2016 was $69,183,000, compared to $28,320,000 for the year ended March 31, 2015, representing an increase of $40,863,000, or approximately 144%.  This increase in cost of revenues is primarily attributable to the revenue growth discussed above, primarily the revenue growth attributable to the Motion Acquisition.

During the year ended March 31, 2016, we relied on four suppliers for the majority of our finished goods.  The inventory purchases and cost of engineering services from our suppliers during the years ended March 31, 2016 and 2015 were $48,017,000 and $23,317,000, respectively.  At March 31, 2016 and 2015, we owed these suppliers $6,606,000 and $2,423,000, respectively, which we recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $17,028,000, to $31,347,000 (31.2% of revenue) for the year ended March 31, 2016 from $14,319,000 (33.6% of revenue) for the year ended March 31, 2015.  The increase in gross profit for the year ended March 31, 2016, as compared to the prior year, was mainly attributable to the increase in revenue related to the product line we acquired in the Motion Acquisition.  The decrease in the gross profit percentage was due to a different sales product mix, primarily resulting from a lower gross profit margin for the Motion products.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2016 were $15,096,000, compared to $6,352,000 for the year ended March 31, 2015.  The increase of $8,744,000, or approximately 138%, was the direct result of an increase in the size of our business due to the Motion Acquisition.  The increase in these expenses was primarily due to an increase in headcount related costs of $5,788,000 associated with incremental sales and marketing personnel, an increase in marketing related expenses of $1,439,000, an increase in demonstration units of $918,000 and an increase in travel related expenditures of $728,000, offset by decreases in various other expenses of $129,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2016 were $5,771,000, as compared to $3,537,000 for the year ended March 31, 2015, an increase of $2,234,000, or approximately 63%.  The increase is a direct result related to the size of our business due to the Motion Acquisition.    The increase in expenses was primarily due to an increase in headcount related costs of $1,599,000 and an increase of $626,000 of development project related expenses.  We had only one major development project in the fiscal year ended March 31, 2015.

General Administration Expenses.  General administration expenses for the year ended March 31, 2016 were $9,427,000, compared to $4,103,000 for the year ended March 31, 2015, an increase of $5,324,000, or approximately 130%.  The increase primarily consisted of an increase in stock-based compensation expense of $1,419,000, due to a grant of options to members of our board of directors and certain of our officers in April 2015, an increase in headcount related expenses of $1,242,000, an increase in our operational related expenses of $1,082,000, primarily related to rent, an increase in our professional fees of $720,000, an increase in depreciation of $372,000 and an increase in bad debt of $197,000.

For our fiscal years 2016 and 2015, the fair value of employee stock-based compensation expense was $2,156,000 and $684,000, respectively, reflecting an increase of $1,472,000 for fiscal year 2016.  On April 7, 2015, our board of directors approved grants of options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to our chairman and chief executive officer, options to purchase 75,000 shares were granted to our president, options to purchase 50,000 shares were granted to our chief financial officer at the time and options to purchase 27,937 shares were granted to Andrea Goren, a member of our board of directors.  The options vest on April 17, 2016, the first anniversary of the closing of the Motion Acquisition, and have a term of seven and one half years from the date of the grant.  These grants were contingent upon stockholder approval of an increase in the maximum number of shares to be authorized for issuance under our stock incentive plan, which was approved at our most recent annual meeting of our stockholders.  In November 2015, our board of directors approved two sets of option grants to new employees, one for options to purchase a total of 249,282 shares of common stock, with an exercise price of $5.49, including a grant of options to purchase 109,282 shares to our new chief financial officer, and the other for options to purchase 20,000 shares of common stock, with an exercise price of $5.91.  These options vest in three equal annual installments, beginning in November 2016, and have a term of five years from the date of grant.  The increase in stock compensation expense was principally due to the grants made on April 7, 2015.  We recorded stock-based compensation expense in the employee related functional classification.

Depreciation and amortization expenses for fiscal years 2016 and 2015 were $1,730,000 and $919,000, respectively, reflecting an increase of $811,000 for fiscal 2016.  The increase in depreciation expense consisted primarily of an increase of $438,000 in tooling amortization for our new C6 and Xslate B10 products, along with the new product lines we acquired in the Motion Acquisition and amortization of intangible assets acquired in the Motion Acquisition.   Depreciation and amortization expense is recorded in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2016 was $58,000, compared to $8,000 for the year ended March 31, 2015, an increase of $50,000.  The increase for the fiscal year was due to amounts we borrowed under our new credit facility with Square 1 Bank in connection with the Motion Acquisition.  We had no borrowings under the credit facility as of March 31, 2016.

Other Income/Expense.  Other expense for the year ended March 31, 2016 was $1,363,000, compared to other income of $31,000 for the year ended March 31, 2015.  The increase is primarily resulting from what we expect to be non-recurring acquisition costs related to the Motion Acquisition.

Income Taxes.  The income tax benefit of $6,000 for the year ended March 31, 2016 resulted from a true-up of the accrual of income tax, compared to an income tax expense for the year ended March 31, 2015.  Income taxes consist primarily of US alternative minimum tax.

Net Income (Loss).  The net loss for the year ended March 31, 2016 was $362,000 ($0.03 per common share) compared to a net income of $249,000 ($0.03 per common share) for the year ended March 31, 2015, an unfavorable variance of $611,000.  Our net loss for the year was a result of the increase in other expenses resulting from the Motion Acquisition of $913,000.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we have incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of March 31, 2016, our working capital was $18,096,000 and our cash and cash equivalents were $5,594,000.

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

As of June 16, 2016, there were $2,558,000 in borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2016	2015
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$(5,147)	$2,394
Net cash used in investing activities	(219)	(1,066)
Net cash provided by (used in) financing activities	(8,495)	12,727
Cash and cash equivalents at year end	5,594	19,455

Net cash used in operating activities in the year ended March 31, 2016, was $5,147,000, compared to $2,394,000 of cash provided by operating activities in the year ended March 31, 2015, an unfavorable variance of $7,541,000. The unfavorable variance in net cash used in operating activities was primarily due to the collection of customer receivables acquired in the Motion Acquisition and payment of certain liabilities acquired in the Motion Acquisition totaling approximately $6.4 million in net cash outflows.  Net cash provided by operating activities when excluding these amounts totaled approximately $1.3 million.

Net cash used in investment activities in the year ended March 31 2016 was $219,000, compared to $1,066,000 cash used in the year ended March 31, 2015.  For the year ended March 31, 2016, the cash used consisted primarily of investment in demonstration units of $391,000, investment in tooling costs of $326,000 and the purchases of computers and other equipment of $171,000, offset by the net cash received in the Motion Acquisition of $653,000, and by $16,000 related to a cash refund received from a former Motion vendor that was not previously identified as a receivable at the time of the transaction.  For the year ended March 31, 2015, the cash used in investing activities principally consisted of tooling costs of $604,000, investments in demonstration and internal units of $415,000 and other fixed assets totaling $47,000.

Net cash used in financing activities for the year ended March 31, 2016 was $8,495,000, compared to $12,727,000 cash provided by financing activities for the year ended March 31, 2015.  Net cash used by financing activities for the year ended March 31, 2016 was primarily related to net repayments of our bank indebtedness of $9,098,000, which arose in connection with the Motion Acquisition, partially offset by the issuance of shares of our common stock related to the exercise of stock options through our employee stock purchase plan of $603,000.  Net cash provided by financing activities for the year ended March 31, 2015 consisted primarily of net proceeds from the public offering of our common stock in that year of $12,511,000, net proceeds from the exercise of employee stock options of $144,000 and the issuance of common stock by our employee stock purchase plan of $72,000.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of June 5, 2016:

Name	Age	Positions with our Company
Philip S. Sassower	76	Chairman of the Board of Directors and Chief Executive Officer
Mark Holleran	58	President and Chief Operating Officer
Tom Wilkinson	46	Chief Financial Officer and Corporate Secretary
Peter Poulin	55	Chief Marketing Officer
Kent Misemer	67	Director
Andrea Goren	48	Director
Ben Irwin	56	Director
Thomas F. Leonardis	72	Director
Brian E. Usher‑Jones	70	Director

Philip S. Sassower has served as our Chief Executive Officer since February 2006 and has served as a member of our board of directors since December 2004.  Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996.  On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of iSign Solutions, Inc. (formerly Communication Intelligence Corporation) (OTCQB: ISGN), an electronic signature solutions and biometric signature verification company.  Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder, which we refer to in this report as Phoenix.  Mr. Sassower’s qualifications to serve on our board of directors include more than 40 years of business and investment experience and his extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

Mark Holleran has served as our President and Chief Operating Officer since February 2006.  Mr. Holleran served as our Vice President of Sales from April 2003 to February 2006.

Tom Wilkinson has served as our Chief Financial Officer since November 2015 and was our Interim Chief Financial Officer beginning in August 2015.  Prior to joining us as Chief Financial Officer, Mr. Wilkinson was Chief Financial Officer for Amherst Holdings, a financial services company, beginning in January 2014.  Prior to joining Amherst Holdings, Mr. Wilkinson was Managing Partner of PMB Helin Donovan through November 2013, after having been a founding partner of the firm in 2002.

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

Andrea Goren has served as a member of our board of directors since December 2004.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  In December 2010, Mr. Goren was appointed as Chief Financial Officer of iSign Solutions, Inc. (formerly Communication Intelligence Corporation) (OTCQB: ISGN).  Mr. Goren has also served as a director of iSign Solutions, Inc. since August 5, 2010.  Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder.  Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 16 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Brian E. Usher-Jones has served as a member of our board of directors since 1996.  Since 1992, Mr. Usher‑Jones has been self-employed as a merchant banker.  Mr. Usher-Jones has been a director of Shoal Point Energy, Ltd., an oil and gas exploration company, since March 2014.  Mr. Usher‑Jones resigned as a director of Newlook Industries Corp., a technology investment company, and Wireless Age Communications Inc., a solutions provider for waste and energy efficient products, in February 2013.  Mr. Usher‑Jones served as our Treasurer and Interim Chief Financial Officer from August 1996 to November 1997 and again from August 2001 to December 2001.  Mr. Usher‑Jones’ qualifications to serve on our board of directors include his certification as a Canadian Certified Public Accountant, his service as our Treasurer and Interim Chief Financial Officer and his significant executive‑level and financial management experience at private and public companies.

There are no family relationships between any of our directors or executive officers.  None of our officers or directors has any arrangement or understanding with any other person pursuant to which such officer or director was selected to serve as officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2016 fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to the members of our board of directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees.  A copy of our code of ethics is available, without charge, upon written request directed to our Chief Financial Officer, Xplore Technologies Corp., 8601 RR 2222, Building II, Austin, Texas 78730.

Audit Committee

The members of our audit committee are Brian E. Usher‑Jones, Kent Misemer and Thomas Leonardis.  Our board of directors has determined that Brian E. Usher‑Jones meets the criteria of an “audit committee financial expert,” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934.  Mr. Usher‑Jones is an independent director as defined under The NASDAQ Stock Market Rules.  Mr. Usher‑Jones’ background and experience includes being a Canadian Certified Public Accountant and Chief Financial Officer of Nesbitt Thomson & Company, LTD.

Item 11.  Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2016 and 2015 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of March 31, 2016.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)	Option Awards US($)(1)		Total US($)
Philip S. Sassower	2016	287,500	(2)	100,000	(3)	—	347,202		734,702
Chief Executive Officer	2015	210,000	(2)	100,000	(3)	—	354,063		664,063

Mark Holleran	2016	325,000		325,000	(4)	—	215,506		865,506
President and Chief Operating Officer	2015	275,000		275,000	(4)	—	422,230		972,230

Tom Wilkinson	2016	148,945	(5)	120,000	(5)	—	222,321		442,216
Chief Financial Officer and Corporate Secretary

Michael J. Rapisand	2016	99,205	(6)	—		—	143,671	(6)	242,876
Chief Financial Officer and Corporate Secretary	2015	200,000		100,000	(6)	—	168,216		468,216

Peter Poulin	2016	250,000		75,000	(7)	—	—		325,000
Chief Marketing Officer

(1)
Option award amounts included in this table reflect the grant day fair value of option grants within the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black‑Scholes valuation model.

(2)	Mr. Sassower is compensated for his services as our Chief Executive Officer through payments we make to SG Phoenix LLC, which is controlled by Mr. Sassower and Andrea Goren, a member of our board of directors. SG Phoenix LLC received $287,500 and $200,000 in fiscal years 2016 and 2015, respectively, in connection with the services of Mr. Sassower as our Chief Executive Officer. Mr. Sassower also serves as the chairman of our board of directors, and receives cash fees for his service on our board of directors. Mr. Sassower was paid $10,000 in cash fees for each of fiscal years 2016 and 2015 in connection with being a member of our board of directors. Mr. Sassower receives option awards in connection with his service on our board of directors and for his service as our Chief Executive Officer.

(3)
A discretionary bonus of $100,000 was paid to SG Phoenix LLC for the fiscal years 2016 and 2015 for services rendered by Mr. Sassower as our Chief Executive Officer in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives.

(4)
Under the terms of Mr. Holleran’s employment agreement, he had the opportunity to earn a cash performance bonus of up to 100% of his base salary of $325,000 in fiscal year 2016 and $275,000 in fiscal year 2015 based on the achievement of various objectives.  Mr. Holleran earned $325,000 and $275,000 of the performance bonus under his employment agreement in fiscal years 2016 and 2015, respectively, in connection with achieving certain revenue, cash flow, profitability, staffing, product development, financial controls and communication objectives in each year.

(5)	Mr. Wilkinson joined us as Chief Financial Officer on December 1, 2015, after serving as Interim Chief Financial Officer beginning in August 2015, as a consultant. During the consulting period, Mr. Wilkinson received $48,945 in fees which are included in the salary figure presented. Under the terms of Mr. Wilkinson’s Management by Objective (MBO) bonus plan, in fiscal year 2016, he had the opportunity to earn a cash bonus of up to 40% of his total base salary of $300,000, or $120,000 based on his achievement of revenue, cash flow and profitability objectives, as well as objectives related to transition of financial leadership and integration related to the Motion Acquisition. Mr. Wilkinson earned $120,000 of the performance bonus in fiscal years 2016, as these goals were achieved.

(6)
Mr. Rapisand served as our Chief Financial Officer until early August 2015.  Under the terms of Mr. Rapisand’s Management by Objective (MBO) bonus plan, in fiscal years 2015, he had the opportunity to earn a cash bonus of up to 40% of his base salary or $80,000 based on his achievement of revenue, cash flow and profitability objectives.   Mr. Rapisand earned $80,000 of the performance bonus in fiscal years 2015.  In recognition of Mr. Rapisand’s exceptional performance associated with the Motion Acquisition in fiscal 2015 as well as his exceptional performances in fiscal 2015, our board of directors awarded him a bonus of $20,000 in excess of his maximum cash incentive bonus for those years.  In April 2015, Mr. Rapisand was awarded options to purchase 50,000 shares at $6.38 per share.  However, these options were unvested and cancelled when Mr. Rapisand terminated his employment.

(7)	Mr. Poulin joined us in April 2015 as a result of the Motion Acquisition. Under the terms of Mr. Poulin’s Management by Objective (MBO) bonus plan, in fiscal years 2016, he had the opportunity to earn a cash bonus of up to $50,000 on his achievement of revenue, cash flow and profitability objectives. Mr. Poulin earned $50,000 of the performance bonus in fiscal years 2016 based upon his achievement of these goals. Mr. Poulin also earned $25,000 as a retention bonus.

Elements of Our Compensation Program

The compensation of our executives other than our Chief Executive Officer is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time.  Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity‑based compensation.  In addition, we provide our executives with benefits that are generally available to our other salaried employees.  Our Chief Executive Officer receives compensation for his services as an executive officer through payments we make to SG Phoenix LLC, which is controlled by our Chief Executive Officer and another member of our board of directors.

As a small company, we recognize that we must pay salaries that help us to attract and retain talented executives who will help us grow, while staying within budgetary constraints.  We reward outstanding performance with cash bonuses that in large part are based on financial measures, such as revenue, cash flow, profitability and earnings before interest, taxes, depreciation or amortization, or EBITDA, targets, and the achievement of strategic goals and corporate milestones.  In addition, we reward our executives with equity‑based compensation, as we believe equity compensation provides an incentive to our executive officers to build value for us over the long-term and aligns the interests of our executive officers with those of our stockholders.  Generally, we use stock options as our equity‑based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option.  Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time.  We believe these elements support our underlying philosophy of attracting and retaining talented executives, while remaining within our budgetary constraints, and also creating cash incentives that reward company-wide and individual performance and aligning the interests of our executive officers with those of our stockholders by providing our executive officers equity‑based incentives to ensure motivation over the long-term.

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

Each of our named executive officers (other than our Chief Executive Officer) participates in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 4, 5, 6 and 7 in the summary compensation table for fiscal years 2016 and 2015 above.  The MBO plan of our President and Chief Operating Officer is set forth in his employment agreement discussed below.

Equity‑Based Compensation.  We use stock options and restricted stock units (RSU) to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success.  Authority to make stock option and RSU grants to our executive officers rests with our board of directors.  In determining the size of stock option and RSU grants, our board of directors considers our actual performance against our strategic plan, individual performance, the extent to which shares subject to previously granted options are vested and the recommendations of our Chief Executive Officer, other members of senior management and our compensation committee.

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

On April 7, 2015, our board of directors approved grants of options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, to certain of our officers and directors, of which options to purchase 87,437 shares were granted to Mr. Sassower, and options to purchase 27,937 shares were granted to Mr. Goren.  The options vest in on the first anniversary of the date of grant, and have a term of seven and one half years from the date of the grant.

On March 13, 2015, our board of directors approved grants of options to purchase a total of 213,875 shares of our common stock, with an exercise price of $6.00, to certain of our officers and each director, of which options to purchase 17,925 shares were granted to Mr. Sassower, and options to purchase 6,725 shares were granted to each other member of our board of directors, other than Mr. Misemer, who received options to purchase 6,250 shares.  The options vest in three equal annual installments, beginning on the first anniversary of the date of grant, and have a term of seven and one half years from the date of the grant.

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

In April 2015, our board of directors approved an increase in the annual fee paid to SG Phoenix LLC, an affiliate, from $200,000 to $287,500, effective April 1, 2015, for services to be rendered by SG Phoenix LLC. In addition, in both fiscal 2016 and fiscal 2015, a $100,000 discretionary bonus was paid to SG Phoenix LLC for services rendered by Mr. Sassower in connection with achieving certain revenue, cash flow, profitability, and investor relation communication objectives. General administration expense includes expense of $387,500 for these expenses for the year ended March 31, 2016.

On June 12, 2012, our board of directors approved the payment of $10,000 in cash, paid quarterly in the amount of $2,500, to each director for services rendered beginning with the year ended March 31, 2014.  On November 4, 2013, our board of directors approved the payment of an additional annual amount to each member of our board of directors’ audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the amount of $1,000, effective October 1, 2013.  Our general administration expense includes an expense of $84,000 for such fees for the year ended March 31, 2016.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President and Chief Operating Officer.  The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year.  The agreement automatically renewed in June 2013 for an additional year.  In consideration for his services, during the term of his employment agreement Mr. Holleran is entitled to receive a base salary of $275,000 per year, subject to any increase as may be approved by our board of directors.  Effective April 1, 2015, our board of directors approved an increase in Mr. Holleran’s salary to $325,000 per year.  Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenue, cash flow, profitability, EBITDA, product development, hiring new employees, retention of staff, financial controls and communication, including additional financing.  In addition, we may award, in our sole discretion, Mr. Holleran additional discretionary bonuses in recognition of his performance.

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

We have established a transaction bonus pool for our executive officers and other members of our senior management team upon the sale of our business, which was originally outlined in Mr. Holleran’s employment agreement.  The amount of the transaction bonus pool is based upon the total consideration received by our stockholders from the sale of our business, after our transaction expenses.  Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the transaction bonus pool if our business is sold during the term of his employment.  Another 5% of the transaction bonus pool has been allocated to a non-executive officer and the remainder is unallocated.

We have chosen to provide these benefits to our executives because we believe we must remain competitive in the marketplace.  These severance and acceleration provisions and estimates of these change of control and severance benefits are described in the section entitled “Estimated Payments and Benefits upon Termination or Change in Control” below.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.  We do maintain a 401(k) plan for our employees, including our executive officers; however, through March 31, 2016 we have not matched contributions made by our employees, including contributions made by our executive officers.

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

Impact of Regulatory Requirements

Deductibility of Executive Compensation.  Our executive officers’ MBO plans and our transaction bonus pool do not currently provide compensation that qualifies as “performance‑based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year period that is attributable to one of those arrangements would not currently be deductible by us for U.S. federal income tax purposes.  We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance‑based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences.  Our 2009 Stock Incentive Plan provides for stock options and other awards that qualify as “performance‑based compensation,” as well as certain awards, such as restricted share awards, that do not so qualify.

Accounting for Stock‑Based Compensation.  We account for stock‑based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2016 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower—	86,000	—		5.00	12/30/2020
Chief Executive Officer	5,975	11,950	(1)	6.00	9/12/2022
	—	76,887	(2)	6.00	9/12/2022
	—	87,437	(2)	6.38	10/22/22

Mark Holleran—	280,000	—		5.00	12/30/2020
President and Chief Operating Officer	20,833	41,667	(3)	6.00	9/12/2022
	—	93,750	(2)	6.00	9/12/2022
	—	75,000	(2)	6.38	10/22/22

Tom Wilkinson—	—	109,282	(4)	5.49	11/3/2020
Chief Financial Officer and Corporate Secretary

Michael J. Rapisand—	—	—	(5)	—	—
Chief Financial Officer and Corporate Secretary

Peter Poulin—	—	—
Chief Marketing Officer

(1)	Options to purchase 5,975 shares vest on March 13, 2017 and options to purchase 5,975 shares vest on March 13, 2018.
(2)	All options vest on April 17, 2016.

(3)	Options to purchase 20,833 shares vest on March 13, 2017 and options to purchase 20,834 vest on March 13, 2018.
(4)	Options to purchase 36,427 shares vest on November 3, 2016, options to purchase 36,427 shares vest on November 3, 2017 and options to purchase 36,428 vest on November 3, 2018.
(5)	All of Mr. Rapisand’s options were exercised or terminated prior to March 31, 2016.

Estimated Payments and Benefits Upon Termination or Change in Control

Holleran Employment Agreement

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer, upon termination of his employment by us without cause, as if his employment had terminated as of March 31, 2016, the last business day of our last fiscal year.  If Mr. Holleran’s employment is terminated by us as a result of his death or disability or for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.

Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary (2)	$325,000	(4)
Performance bonus (3)	$300,000	(5)
Benefits and Perquisites:	$18,963	(6)

(1)	For purposes of Mr. Holleran’s employment agreement, “cause” includes, among other things, (i) his willful failure to perform his duties under his employment agreement, (ii) any intentional act of fraud, embezzlement or theft involving more than a nominal amount of our assets or property, (iii) any material damage to our assets, business or reputation resulting from his intentional or grossly negligent conduct, (iv) his intentional wrongful disclosure of material confidential information, (v) his intentional engagement in competitive activity which would constitute a breach of his employment agreement and/or his duty of loyalty, (vi) his intentional breach of any material employment policy, or (vii) his ineligibility for any reason to work lawfully in the United States for a period of four consecutive months.

(2)	Assumes that there is no earned but unpaid base salary at the time of termination.

(3)	Assumes that there is no earned but unpaid bonus at the time of termination.

(4)	If Mr. Holleran is terminated without cause, Mr. Holleran is entitled to receive his base salary in effect immediately prior to his termination of employment for a period of 12-months commencing on the termination date, subject to reduction by any amounts he earns during the 12-month period.

(5)	Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination. Mr. Holleran received performance bonuses of $325,000 in fiscal 2016 and $275,000 in fiscal 2015.

(6)	Represents payments of $1,580 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

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

The following table sets forth the potential payments to our named executive officers as if we had a change of control as of the March 31, 2016, the last business day of our 2016 fiscal year.

Name	Transaction Bonus Pool(1)		Market Value of Accelerated Options
Philip S. Sassower—Chief Executive Officer	—		—	(2)
Mark Holleran—President and Chief Operating Officer	$856,551	(3)	—	(2)
Tom Wilkinson—Chief Financial Officer	—		—	(2)
Michael J. Rapisand—Chief Financial Officer	—		—	(4)
Peter Poulin—Chief Marketing Officer	—		—	(2)

(1)	Our named executive officers are eligible to participate in a transaction bonus pool designed to incent and reward our executives who are employed by us upon the sale of our business. Under the transaction bonus pool, an amount equal to 5% of the per share sales consideration up to approximately $8 per share and 10% of the remaining per share consideration received through such a sale, in each case after deducting the transaction expenses, will be allocated to the transaction bonus pool. Our board of directors approved the transaction bonus pool to adjust the amount of consideration that the participants are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties (“Eligible Sale Transaction”). The transaction bonus pool may be amended so that the transaction bonus pool would be equal to 5% of total net sales proceeds received by our stockholders in an Eligible Sales Transaction, plus an additional 5% of such proceeds in excess of $82.8 million (the “Hurdle Rate”), with such Hurdle Rate subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction. As of March 31, 2016, the participation in the transaction bonus pool was allocated as follows: 50% of the pool to Mark Holleran, our President and Chief Operating Officer and 5% of the pool to a non-executive officer, with the balance unallocated.

(2)	Pursuant to our 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control transaction. Currently, no such options have such acceleration provisions, and we assume that our board of directors will not elect to accelerate the vesting of the options with exercise prices below $3.49 per share in the future.

(3)	Assumes a sale in which the holders of our common stock receive sales proceeds of $3.49 per share, which represented the closing price of our common stock on March 31, 2016 as reported by the NASDAQ Capital Market, and transaction costs of 10% of the total proceeds, resulting in an aggregate transaction bonus pool of $1,713,101. Mr. Holleran would be entitled to receive 50% of the transaction bonus pool.

(4)	Mr. Rapisand’s options were exercised or terminated prior to March 31, 2016.

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

Fiscal Year 2016 Director Compensation

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended March 31, 2016.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Total ($)
Brian E. Usher‑Jones	18,000	(2)	—	—	18,000
Andrea Goren	10,000		—	110,935	120,935
Thomas F. Leonardis	18,000	(2)	—	—	18,000
Kent Misemer	18,000	(2)	—	—	18,000
F. Ben Irwin	10,000		—	—	10,000

(1)
In April 2016, Mr. Goren received a grant of 27,937 stock options. The options vest on the first anniversary of the Motion Acquisition on April 17, 2016 and have a term of seven and one half five years from the date of the grant.

(2)	Mr. Usher-Jones, Mr. Leonardis and Mr. Misemer each received $8,000 in cash payments as compensation for their services on our audit and compensation committees.

Director Independence

Our board of directors has determined that each of Brian E. Usher‑Jones, F. Ben Irwin, Thomas F. Leonardis and Kent Misemer are independent directors as that term is defined under current The NASDAQ Stock Market Rules.

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan.  The 2009 Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units.  Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel.  Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 62,750 shares of our common stock were issuable under the 2009 Stock Plan.  On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 62,750 to 187,500. On September 24, 2013, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 187,500 to 1,687,500 and to increase the number of shares of our common stock relating to awards under that plan that any single participant may receive in any calendar year from 20,000 to 500,000.  On March 24, 2016, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 1,687,500 to 3,000,000.  Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient.  Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.

As of March 31, 2016, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the Amended Share Option Plan and the 2009 Stock Plan may not exceed an aggregate of 3,000,000 shares under the 2009 Stock Plan. The options granted under the plans, except as described below, generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

Grants To:	Directors		Officers		Non-Officer Employees
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
June 2014	-	-	-	-	45,000/10,000	$6.28/$6.16
August 2014	-	-	-	-	20,000	$6.28
November 2014	-	-	-	-	5,000	$5.90
February 2015	-	-	-	-	20,000	$6.58
February 2015	-	-	-	-	5,000/5,000	$6.69/$7.09
March 2015	197,865	$6.00	344,200	$6.00	-	-
April 2015	115,374	$6.38	125,000	$6.38	-	-
November 2015	-	-	209,282	$5.49	40,000/20,000	$5.49/$5.91

As of March 31, 2016, options to purchase 1,915,458 shares of our common stock had been awarded and are outstanding pursuant to grants under the 2009 Stock Plan.

Employee Stock Purchase Plan

On November 5, 2008, we adopted the 2009 Employee Stock Purchase Plan, which we refer to as the ESPP.  The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions.  To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year.  Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter.  The purchase price was amended by stockholder vote on March 24, 2016 to be is 95% of the lower of (A) the fair market value per share of our common stock on the start date of the offering period or (B) the fair market value per share of our common stock as of the end of each calendar quarter during the offering period.  Prior to this amendment and throughout fiscal year 2016 the purchase price was 95% of the fair market value per share of our common stock on the start date of the offering period.

The offering period for our fiscal year 2016 began on April 1, 2015 and terminated on March 31, 2016, and had a purchase price of $6.0325 per share.  The offering period for our fiscal year 2017 began on April 1, 2016 and will terminate on March 31, 2017.  This fair value per share to be utilized in fiscal year 2017 as our start date amount is $3.49 per share.

Upon the adoption of the ESPP, up to 12,500 shares were reserved for purchase under the ESPP.  On September 24, 2013, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 12,500 to 32,500.  On March 12, 2015, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 32,500 to 52,500.  On March 24, 2016, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 52,500 to 300,000.  As of March 31, 2016, 52,500 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2016.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,915,458	$5.40	842,020
Equity compensation plans not approved by security holders	—	—	—
Total	1,915,458	$5.40	842,020

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of June 10, 2016 by (i) each person known by us to be the beneficial owner of more than 10% of our common stock, (ii) each of our directors, (iii) each of our “named executive officers” and (iv) our directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	1,498,830	(4)	13.6%
Mark Holleran	320,268	(5)	*
Michael J. Rapisand	—		*
Peter Poulin	—		*
Brian E. Usher‑Jones	52,104	(6)	*
Andrea Goren	1,226,393	(7)	10.9%
Thomas F. Leonardis	34,876	(8)	*
Kent Misemer	63,945	(9)	*
F. Ben Irwin	33,875	(10)	*
Tom Wilkinson	10,000	(11)	*
Phoenix Venture Fund LLC	1,145,640	(12)	10.5%
110 East 59th Street
New York, NY 10022
All directors and executive officers as a group (10 persons)	2,070,127	(13)	13.9%

*	Represents less than 1% of class or combined classes.
(1)	Except as otherwise indicated above, the address of each stockholder identified is c/o Xplore Technologies Corp., 8601 RR 2222, Building II, Austin, Texas 78730. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)	Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of June 5, 2014 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based upon 10,908,355 shares of our common stock outstanding as of the June 10, 2016.

(4)	Includes 91,975 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016, 177,970 shares of common stock owned of record, 17,651 shares of common stock owned of record by Susan Sassower, who is the spouse of Mr. Sassower, and 24,524 owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,145,640 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares. Also includes 41,070 shares of common stock owned of record by two trusts for the benefit of Susan Sassower (the Susan Sassower Trusts”). Mr. Sassower is the sole trustee of the Susan Sassower Trusts. Mr. Sassower disclaims any beneficial ownership of the securities owned by the Susan Sassower Trusts except to the extent of his pecuniary interest, if any, in such securities.

(5)	Includes 300,833 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016.

(6)	Includes 32,242 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016.

(7)	Includes 17,303 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 32,242 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016, and 24,524 shares of common stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,145,640 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(8)	Includes 32,242 shares of common stock that Mr. Leonardis has the right to acquire upon exercise of outstanding options within 60 days of June 5, 2015.

(9)	Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 32,242 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of June 10, 2016.

(10)	Includes 32,242 shares of common stock that Mr. Irwin has the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016.

(11)	Includes 10,000 shares of common stock owned of record by SEP FBO Thomas Wilkinson, sponsored by Wilkinson & Company, for which Mr. Wilkinson is the beneficiary.

(12)	Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(13)	Includes 555,109 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of June 10, 2016. Also includes 1,145,640 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2016, we purchased approximately $117,000 in components for our tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of our board of directors, is the Chairman and Chief Executive Officer of Ember Industries.  We purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of our board of directors reviewed, approved and ratified our purchase of component parts from Ember Industries on the described terms.

On May 1, 2015, our board of directors amended our transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool was allocated to Mr. Sassower and Mr. Goren.  In November 2015, our board of directors reconsidered the reallocation of the pool and returned the portion allocated to Mr. Sassower and Mr. Goren to the unallocated portion.

In April 2015, our board of directors approved an increase in annual fees paid to SG Phoenix LLC, an affiliate, for services to be rendered from $200,000 to $287,500 effective April 1, 2015.  Our board of directors also approved a discretionary bonus payment of $100,000 to SG Phoenix LLC for the fiscal year ended March 31, 2016 for services rendered by Philip S. Sassower as our chief executive officer.

On April 7, 2016, our board of directors approved grants of options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, to certain of our officers and directors, of which options to purchase 87,437 shares were granted to Mr. Sassower, and options to purchase 27,937 shares were granted to Mr. Goren.  The options vest in on the first anniversary of the date of grant, and have a term of seven and one half years from the date of the grant.

On June 12, 2012, our board of directors approved the payment to each member of our board of directors of an annual fee of $10,000, to be paid quarterly in the amount of $2,500. On November 4, 2013, our board of directors approved the payment of an additional annual fee to each member of the board of director’s audit committee and compensation committee, in the amount of $4,000 for each committee on which such member serves, to be paid quarterly in the amount of $1,000, effective October 1, 2013. General administration expense includes expense of $84,000 for these fees for the years ended March 31, 2016.

Item 14.  Principal Accounting Fees and Services.

Principal Accountant Fees

Fee Category	Fiscal Year 2016	% of Total	Fiscal Year 2015	% of Total
Audit Fees(1)	$261,745	100%	$112,940	100%
Audit‑Related Fees(2)	—		—
Tax Fees(2)	—		—
All Other Fees	—		—
Total Fees	$261,745	100%	$112,940	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.  PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2016 and 2014 for fees of $261,745 and $112,289, respectively, including $98,995 paid in the year ended March 31, 2016 for the audit services related to the Motion Acquisition and $14,000 in the year ended March 31, 2015 for attestation services, including a comfort letter, related to the registration statement on the Form S-1 we filed in connection with the public offering of our common stock in that year.

(2)	We paid no other fees to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements or for tax fees during the two years ended March 31, 2016.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm.  In accordance with that policy, our audit committee may delegate to one of its members the approval of such services.  In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval.  All of the audit and tax fees we paid to PMB Helin Donovan for fiscal years 2016 and 2015 were approved by our audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June 2016.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip S. Sassower	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2016
Philip S. Sassower

/s/ Tom Wilkinson	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2016
Tom Wilkinson

/s/ Brian E. Usher‑Jones	Director	June 29, 2016
Brian E. Usher‑Jones

/s/ Andrea Goren	Director	June 29, 2016
Andrea Goren

/s/ Thomas F. Leonardis	Director	June 29, 2016
Thomas F. Leonardis

/s/ Kent Misemer	Director	June 29, 2016
Kent Misemer

/s/ F. Ben Irwin	Director	June 29, 2016
F. Ben Irwin

46

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2016 and 2015 as well as the related consolidated statements of income and operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2016 and 2015, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, on April 17, 2015, the Company acquired certain assets and assumed certain liabilities of Motion Computing, Inc. and certain of its subsidiaries from Square 1 Bank.

/s/ PMB Helin Donovan, LLP
Austin, TX
June 29, 2016

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2016	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,594	$19,455
Accounts receivable, net	14,277	6,633
Inventory, net	14,858	7,883
Prepaid expenses and other current assets	800	315
Total current assets	35,529	34,286
Fixed assets, net	1,003	1,030
Intangible assets, net	1,785	—
Goodwill	14,872	—
	$53,189	$35,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$9,611	$2,570
Accrued liabilities	3,409	2,024
Deferred revenue and current warranty liabilities	4,413	414
Total current liabilities	17,433	5,008
Deferred revenue and non-current warranty liabilities	4,568	1,517
Total liabilities	22,001	6,525
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000, and none, respectively; shares issued none and none, respectively	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,908 and 10,784, respectively	11	11
Additional paid-in capital	171,138	168,379
Accumulated deficit	(139,961)	(139,599)
	31,188	28,791
	$53,189	$35,316

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Years Ended March 31,
	2016	2015
Revenue	$100,530	$42,639
Cost of revenue	69,183	28,320
Gross profit	31,347	14,319

Expenses:
Sales, marketing and support	15,096	6,352
Product research, development and engineering	5,771	3,537
General administration	9,427	4,103
	30,294	13,992
Income from operations	1,053	327

Other income (expense):
Interest expense	(58)	(8)
Cost of integration	(913)	—
Other income (expense)	(450)	(31)
	(1,421)	(39)
Income (loss) before income taxes	(368)	288
Income tax (expense) benefit	6	(39)
Net income (loss)	$(362)	$249

Income (loss) per common share, primary	$(0.03)	$0.03
Income (loss) per common share, fully diluted	$(0.03)	$0.03
Weighted average number of common shares outstanding, primary	10,848,255	8,603,732
Weighted average number of common shares outstanding, fully diluted	10,848,255	8,759,113

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2014	8,429,539	$8	$154,969	$(139,848)	$15,129
Warrant issued for services	—	—	2	—	2
Shares issued for ESPP	13,052	—	72	—	72
Shares issued for exercise of stock options	41,596	1	143	—	144
Capital raise-net of fees	2,300,000	2	12,509	—	12,511
Stock-based compensation	—	—	684	—	684
Net income	—	—	—	249	249
Balances, March 31, 2015	10,784,187	$11	$168,379	$(139,599)	$28,791
Shares issued for ESPP	22,837	—	138	—	138
Shares issued for exercise of stock options	101,331	—	465	—	465
Stock-based compensation	—	—	2,156	—	2,156
Net (loss)	—	—	—	(362)	(362)
Balances, March 31, 2016	10,908,355	$11	$171,138	$(139,961)	$31,188

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$(362)	$249
Items not affecting cash:
Depreciation and amortization	1,730	919
Provision for doubtful accounts	69	2
Stock‑based compensation expense	2,156	684
Equity instruments issued in exchange for services	—	2
Changes in operating assets and liabilities:
Accounts receivable	(329)	(453)
Inventory	(1,180)	(643)
Prepaid expenses and other current assets	(514)	126
Accounts payable and accrued liabilities, including deferred revenue	(6,717)	1,508
Net cash provided by (used in) operating activities	(5,147)	2,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	653	—
Change in vendor liabilities	16	—
Additions to fixed assets	(888)	(1,066)
Net cash used in investing activities	(219)	(1,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	18,000	—
Repayment of short-term indebtedness	(27,098)	—
Net proceeds on issuance of Common Stock	603	12,727
Net cash provided by (used in) financing activities	(8,495)	12,727
CHANGE IN CASH AND CASH EQUIVALENTS	(13,861)	14,055
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,455	5,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,594	$19,455
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$58	$8
Payments for income taxes, net of refunds	$8	$9

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

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared using accounting principles generally accepted in the United States of America and reflect the following significant accounting policies:

a) Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries, Xplore Technologies Corporation of America and Xplore Technologies International Corp.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock‑based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

Motion Acquisition

On April 16, 2015, Xplore Technologies Corporation of America, a wholly-owned subsidiary of the Company, entered into a Foreclosure Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Motion Computing, Inc., Motion Computing Pty, Ltd., Motion Computing Holding Company, Inc. (collectively “Motion”) and Square 1 Bank, Motion’s senior secured lender (“Square 1”), pursuant to which the Company’s subsidiary agreed to purchase certain of the assets of Motion, including cash, cash equivalents, accounts receivable, inventory, equipment, personal property and other assets of Motion for an aggregate purchase price of approximately $9 million in cash, plus the assumption of approximately $6 million in certain liabilities, net of current assets, subject to the terms and conditions thereof (the “Motion Acquisition”). The assumed liabilities include certain accounts payable and obligations for service contracts and product warranties.  The closing of the Motion Acquisition occurred on April 17, 2015.

The Motion Acquisition was accounted for under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic No. 805 Business Combinations (ASC 805).  The total purchase price for the Motion assets was approximately $9 million and was comprised of cash consideration paid by the Company to Square 1.

Under the acquisition method of accounting under ASC 805, the total estimated purchase price of the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. The Company has made significant estimates and assumptions in determining the preliminary allocation of the purchase price. The preliminary allocation of purchase consideration is subject to change based on further review of the fair value of the assets acquired and liabilities assumed. The following table is the final allocation of the purchase price (in thousands, except years):

	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$653
Accounts receivable	7,383
Inventory	6,101
Other assets	7
Fixed assets	470	3
Goodwill	14,872
Identifiable intangible assets	2,130	6
Accounts payable and accrued liabilities	(13,805)
Deferred revenue	(8,732)
Total purchase price	$9,079

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
The Company had cash and cash equivalents of approximately $5.6 million at March 31, 2016, working capital of approximately $18.1 million and total equity of approximately $31.2 million.  The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.

The Company also has available a line of credit (Note 5).

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the fiscal year ended March 31, 2016 and 2015, the Company reported a loss in foreign currency transactions of $472 and $5, respectively.

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

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when the product has been shipped. Shipments are based on firm purchase orders from customers with stated terms. The shipping terms are F.O.B. shipping point. However, with our assumption of certain customer contracts in the Motion Acquisition, a number of our sales under those contracts are not recognized until the customer actually receives the goods.  The shipping terms are F.O.B. shipping point. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstances where such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party.  To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.  At March 31, 2016 and 2015, the Company had deferred revenue of $8,390 and $1,415, respectively, from separately priced extended warranty contracts, of which $4,119 and $1,033, respectively, is reflected as a non-current liability on the accompanying consolidated balance sheets.

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

The changes to the warranty liabilities are as follows:

	Years Ended March 31,
	2016	2015

Beginning balance	$516	$285
Aggregate changes for accrual related to guarantees issued	421	458
Aggregate changes to preexisting accruals	(20)	(116)
Aggregate reductions for payments made	(327)	(111)
Ending balance	$590	$516
Warranty recorded as a current liability	$141	$32
Warranty recorded as a non-current liability	$449	$484

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2016 and 2015.

i)	Stock‑based compensation

The Company applies the fair value method of accounting for all of its employee stock‑based compensation. The Company uses the Black‑Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years. See Note 8 to these consolidated financial statements for required disclosures.

j)	Financial instruments and credit risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents and accounts receivable from customers. Accounts receivables are generally unsecured. With respect to accounts receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.

While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits.  The Company had cash balances in excess of federally insured limits of approximately $5,114 at March 31, 2016.  The Company has not experienced any losses in such accounts.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2016 and March 31, 2015 was $153 and $3, respectively.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.

k)	Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based on the weighted‑average number of shares of common stock issued and outstanding during the year, and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. There was no need to calculate diluted earnings per share for the year ended March 31, 2016. Diluted earnings per share for the year ended March 31, 2015 are calculated by dividing net income by the weighted-average number of common shares used in the primary earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, which were 135,381 and 20,000 shares related to dilutive options and warrants, respectively.  The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the year ended March 31, 2015 as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the earnings per share calculation at their common stock equivalent for the years ended:

	March 31, 2016	March 31, 2015
Options	1,915,458	835,336
Warrants	120,000	103,750
	2,035,458	939,086

l)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

In March 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which amends the existing accounting standards for share-based payments.  The amendment changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2018.  Earlier adoption is permitted. The Company is currently evaluating the timing and the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. The Company is currently evaluating the timing and the impact of this guidance on its consolidated financial statements.

In January 2016, the FASB issued guidance which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The Company is currently evaluating the timing and the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASC Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASC 2015-17") which requires all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the consolidated balance sheets. ASC 2015-17 may be adopted prospectively or retrospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-17 to have a material impact on its financial statements.

In July 2015, the FASB issued ASC Update No. 2015-11, "Simplifying the Measurement of Inventory" ("ASC 2015-11") which requires that inventory be measured at the lower of cost and net realizable value. ASC 2015-11 should be adopted prospectively and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2016 with early adoption permitted. The Company does not expect the adoption of ASC 2015-11 to have a material impact on its financial statements.

In April 2015, the FASB issued Accounting Standards Codification ("ASC") Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASC 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASC Update No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASC 2015-15"). ASC 2015-15 provides additional guidance to ASC 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASC 2015-03 requires retrospective adoption and is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-03 to have a material impact on its financial statements.

In April 2015, the FASB issued ASC Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASC 2015-05") which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASC 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. Entities can use either of two methods: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively providing certain additional disclosures as defined per ASC 2015-05. ASC 2015-05 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of ASC 2015-05 to have a material impact on its financial statements.

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

The amendments are effective for private business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2016. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for us beginning in fiscal 2017. The Company is currently evaluating the impact that the adoption of ASU 2015-02 may have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2018; however, a delay in the effective date is currently being considered by the FASB, which the Company expects will result in at least a one year deferral. The FASB may also permit companies to adopt ASU 2014-09 early, but not before the original public company effective date (that is, annual periods beginning after December 15, 2016). The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

3. INVENTORY

	March 31,
	2016	2015
Finished goods	$9,145	$5,687
Computer components	5,713	2,196
Total inventory	$14,858	$7,883

4. FIXED ASSETS

	March 31,
	2016	2015
Cost
Tooling and fixtures	$2,872	$2,546
Office equipment and leasehold improvements	1,109	1,080
Computer equipment and demonstration units	801	662
Computer software	715	662
	5,497	4,950
Accumulated depreciation
Tooling and fixtures	2,170	1,660
Office equipment and leasehold improvements	1,064	1,054
Computer equipment and demonstration units	583	548
Computer software	677	658
	4,494	3,920
Total fixed assets, net	$1,003	$1,030

Depreciation and amortization expense was $1,730 and $919 during the years ended March 31, 2016 and 2015, respectively.

5. SHORT-TERM INDEBTEDNESS

On December 10, 2009, the Company’s wholly‑owned subsidiary entered into an Accounts Receivable Purchasing Agreement (as amended to date, the “ARPA”) with DSCH Capital Partners, LLC d/b/a Far West Capital (“FWC”). Pursuant to the ARPA, FWC could purchase, in its sole discretion, eligible accounts receivable of the Company’s subsidiary on a revolving basis, up to a maximum of $8,500, with full recourse for the face amount of such eligible receivables.

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

The Square 1 Credit Agreement contains a financial covenant regarding liquidity, which is tested monthly.  Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Square 1 to make loans and extend credit under the Square 1 Credit Agreement. The Square 1 Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Company and its subsidiary to cause Square 1 to make loans. The Square 1 Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of the aggregate undrawn portion of the loans available under the Square 1 Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company's monthly financial statements provided to Square 1, as required under the Square 1 Credit Agreement, shall be at least $3 million.

On March 31, 2016, there were no borrowings under the Square 1 Credit Agreement.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,
	2016	2015
Accounts payable	$9,611	$2,570
Accrued liabilities	3,409	2,024
Deferred revenue and non-current warranty liabilities	4,413	414
Total	$17,433	$5,008

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

Warrants Outstanding

At March 31, 2016, there were warrants outstanding to purchase an aggregate of 120,000 shares of the Company’s common stock outstanding, all of which are fully exercisable as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
20,000	$5.00 to $5.75	May 31, 2016
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

8. STOCK‑BASED COMPENSATION PLAN

a)  Stock Options

On July 28, 2009, the Company’s board of directors (the “Board of Directors”) adopted the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The 2009 Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system on which the common stock is listed or traded on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The 2009 Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

At March 31, 2016, the maximum aggregate number of shares of common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed 1,687,500 shares. The options under the 2009 Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Board of Directors approved the following grants of options:

Grants To:	Directors		Officers		Non-Officer Employees
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
June 2014	-	-	-	-	45,000/10,000	$6.28/$6.16
August 2014	-	-	-	-	20,000	$6.28
November 2014	-	-	-	-	5,000	$5.90
February 2015	-	-	-	-	20,000	$6.58
February 2015	-	-	-	-	5,000/5,000	$6.69/$7.09
March 2015	197,865	$6.00	344,200	$6.00	-	-
April 2015	115,374	$6.38	125,000	$6.38	-	-
November 2015	-	-	209,282	$5.49	40,000/20,000	$5.49/$5.91

A summary of the activity in the 2009 Stock Plan during the years ended March 31, 2016 and 2015 is as follows:

	Years Ended March 31,
	2016		2015
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	1,905,405	$6.30	1,366,562	$6.55
Granted	509,656	$5.93	652,065	$6.03
Exercised	(101,330)	$4.59	(41,596)	$3.44
Forfeited	(398,273)	$10.55	(71,626)	$10.32
Outstanding and expected to vest at end of year	1,915,458	$5.40	1,905,405	$6.30

In fiscal 2016, options to purchase 101,330 shares of common stock were exercised, pursuant to which the Company received $465 of cash.  The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2016 was $101.  In fiscal 2015, options to purchase 41,596 shares of common stock were exercised, pursuant to which the Company received $144 of cash.  The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2015, was $72.

At March 31, 2016, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan is 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 4,268.

A summary of the options outstanding and exercisable at March 31, 2016 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44–4.99	306,737	2.5	191,742	2.5
$5.00–7.50	1,603,721	5.1	697,243	4.8
$7.51–20.00	5,000	0.7	5,000	0.7
	1,915,458	4.7	893,985	4.4

At March 31, 2016, the weighted average exercise price of options exercisable is $5.01.

The options have been valued separately using the Black‑Scholes methodology. The options issued to the Board of Directors, officers and non-officers have different expected terms and, accordingly, different volatility and discount rates as follows:

Grants To:	Directors			Officers			Non-Officer Employees
Assumptions	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate
Fiscal 2015	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%
Fiscal 2016	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%

There were assumed to be no dividends paid to holders of the Company’s common stock for either year.

The Company recorded stock compensation cost of $2,156 and $684 for the years ended March 31, 2016 and 2015, respectively. This expense was recorded in the employee related functional classification.  Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at March 31, 2016 was $992, which is to be recognized over the next three years.

As all stock options were at strike prices greater than the market price of $3.49 as of March 21, 2016, they had no intrinsic value. The weighted average grant date fair value of options granted during the year ended March 31, 2016 was $2.68 per share.

b)  2009 Employee Stock Purchase Plan

The Company’s Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the years ended March 31, 2016 and 2015 are as follows:

	Years Ended March 31,
	2016	2015
Offering Price per Common Share	$6.03	$6.03
Common Shares Purchased	20,390	12,660

9. INCOME TAXES

The tax effect of temporary differences that give rise to future income tax assets are as follows:

	Years Ended March 31,
	2016	2015
Deferred income tax assets:
Net operating losses	$26,258	$28,179
Accrued liabilities	207	192
Deferred revenue	746	495
Inventory allowance	492	367
Other items	179	32
Valuation allowance	(27,882)	(29,265)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Years Ended March 31,
	2016	2015
Combined basic US statutory rates	35%	35%
Income taxes (recovery) based on the above rates	$(127)	$101
Increase in income taxes resulting from:
Permanent difference—stock compensation	719	214
Permanent difference—meals & entertainment	40	21
Tax rate differences	54	(43)
Other	(199)	(30)
Change in valuation allowance	(493)	(224)
Income tax expense (benefit)	$(6)	$39

The income tax benefit of $6 for fiscal year 2016 represents a true up of the prior year accrual to actual.  The prior year had federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carry forwards and the alternative minimum tax rate of 20%.

The Company has accumulated net operating losses for income tax purposes totaling approximately $78,632, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income.  Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.

Tax years that remain open for examination by the Internal Revenue Service include 2011, 2012, 2013 and 2014.

10. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2016, the interest rate on the loans under the Loan and Security Agreement with Square 1 is variable, and will be equal to the prime rate in effect from time to time plus 1.25% per annum, provided that the interest rate on any day shall not be less than 4.5% per annum. As of March 31, 2016, there was no balance on the loan facility with Square 1.

Foreign exchange risk

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the year ended March 31, 2016 and 2015, the Company reported a loss in foreign currency transactions of $472 and $5, respectively.  The Company’s foreign currency transactions and accounts receivable balances as of March 31, 2016 were as follows:

	Year Ended March 31,
	2016	2016
	AR	Sales
Australian Dollar	$277	$4,734
British Pound	$128	$2,204
Canadian Dollar	$859	$4,625
Euro	$520	$7,381
New Zealand Dollar	$3	$594
Swiss Franc	$8	$1,099

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Customer Share as a Percent of Total Receivables	Percentage Share of Total Receivables
2016	$14.3	2	42%	42%
2015	$6.6	3	49%	49%

The receivables representing 42% of the accounts receivable balance at March 31, 2016 was subsequently collected.

Supplier Risk

The Company relies on a two suppliers for the majority of its finished goods. At March 31, 2016 and 2015, the Company owed the suppliers $6,606 and $2,423, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from these suppliers for the years ended March 31, 2016 and 2015 were $48,017 and $23,317, respectively.

11. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. Approximately 68% of the Company’s revenue for fiscal 2016 was derived from sales in the United States.  For the fiscal year ended March 31, 2015, the United States accounted for 82% of the revenue.

The distribution of revenue by country is segmented as follows:

	Years Ended March 31,
	2016	2015
Revenue by country:
United States	$68,825	$34,964
All other countries	31,705	7,675
	$100,530	$42,639

The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2016, the Company had two customers that had sales that were greater than 10% of total revenue, and these two customers were located in the United States. For the year ended March 31, 2015, the Company had three customers that had sales that were greater than 10% of total revenue, and all three customers were located in the United States. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2016	$100.5	2	34%	34%
2015	$42.6	3	46%	46%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2016 and 2015.

12. COMMITMENTS AND CONTINGENT LIABILITIES

a)	Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  As a result of the Motion Acquisition, during fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of a new lease with the landlord as described above for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations.

Rent expense for the years ended March 31, 2016 and 2015 was $1,002 and $298, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2017	$757
2018	753
2019	767
2020	504
$2,781

b)	Purchase commitment

At March 31, 2016, the Company had purchase obligations extending into fiscal 2017 of approximately $20,109 related to inventory and product development items.

c)          Litigation

Except as set forth below, at March 31, 2016, the Company and its subsidiaries were not involved in any legal actions.

Since the closing of the Motion Acquisition, three companies have filed lawsuits against the Company and Motion for alleged infringement of the claimant’s patent by Motion's products and the Company’s existing products. The Company believes the claims are without merit and intends to pursue its defenses against those claims, and does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations. The Company subsequently settled one of the lawsuits by entering into a license agreement with a modest one-time payment.[?]

13. RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2016 and 2015, the Company purchased approximately $117 and $314, respectively, in components for its tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.

On May 1, 2015, the Board of Directors amended the Company’s transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool was allocated to Mr. Sassower and Mr. Goren.  In November 2015, the Board of Directors reconsidered the reallocation of the pool and returned that portion of the pool to the unallocated portion.

In April 2015, the Board of Directors approved an increase in annual fees paid to SG Phoenix LLC, an affiliate, for services to be rendered from $200 to $288 effective April 1, 2015.  The Board of Directors also approved a discretionary bonus payment of $100 to SG Phoenix LLC for each of the fiscal years ended March 31, 2016 and 2015, respectively, for services rendered by Philip S. Sassower as the Company’s chief executive officer. General administration expense includes an expense of $388 and $300 for the years ended March 31, 2016 and 2015, respectively, respectively for these fees.

On April 7, 2016, the Board of Directors approved grants of options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, to certain of the Company’s officers and directors, of which options to purchase 87,437 shares were granted to Mr. Sassower, and options to purchase 27,937 shares were granted to Mr. Goren.  The options vest in on the first anniversary of the date of grant, and have a term of seven and one half years from the date of the grant.

On June 12, 2012, the Board of Directors approved the payment to each member of our Board of Directors of an annual fee of $10. On November 4, 2013, the Board of Directors approved the payment of an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $4 for each committee on which such member serves, effective October 1, 2013.  General administration expense includes an expense of $84 for each of the years ended March 31, 2016 and 2015, respectively, relating to these fees.

14. QUARTERLY DATA (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)	Quarter
	First	Second	Third	Fourth	Year
2016
Revenue	$24,043	$28,853	$27,023	$20,611	$100,530

Gross profit %	33.9%	28.1%	32.7%	30.3%	31.2%

Operating income (loss)	$369	$403	$1,267	$(986)	$1,053

Basic and diluted earnings (loss) per share	$(0.02)	$0.01	$0.07	$(0.09)	$(0.03)

2015
Revenue	$8,267	$7,522	$16,443	$10,407	$42,639

Gross profit %	37.1%	30.1%	35.7%	29.9%	33.6%

Operating income (loss)	$(532)	$(1,163)	$2,449	$(427)	$327

Basic and diluted earnings (loss) per share	$(0.07)	$(0.14)	$0.28	$(0.05)	$0.03

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K, filed on November 2, 2012)
3.2*	Amended and Restated By-Laws of Xplore Technologies Corp.
4.1
Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, filed on March 12, 2013, Registration Statement No. 333-187198)

10.1†
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

10.5
Fifth Amendment to Lease Agreement, dated May 31, 2014, between G&I VII Summit Tech, LP and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

10.6
Foreclosure Purchase and Sale Agreement, dated April 16, 2015, between Xplore Technologies Corporation of America, Motion Computing, Inc., Motion Computing Pty, Ltd., Motions Computing Holding Company, Inc. and Square 1 Bank (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 17, 2015)

10.7
Loan and Security Agreement, dated April 17, 2015, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Square 1 Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 17, 2015)

10.8*	Lease Agreement, dated October 22, 2015, between KBS Sor Austin Suburban Portfolio, LLC and Xplore Technologies Corporation of America
10.9**
Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.10**	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)
10.10**	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009)
10.11**	Xplore Technologies Corp. Employee Transaction Bonus Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)
21.1*	Subsidiaries of Xplore Technologies Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certifications of Philip S. Sassower, Chief Executive Officer, and Tom Wilkinson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.
††	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was mailed to the SEC on June 25, 2014.