Form 10-K/A
period 2016-03-31
XPLORE TECHNOLOGIES CORP
filed 2016-07-07
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
This amendment to the Annual Report on Form 10-K of Xplore Technologies Corp., for the fiscal year ended March 31, 2016, as filed on June 29, 2016, is being filed for the purpose of amending Item 9B of Part II to provide the required disclosures, which had been inadvertently omitted in the original filing.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Annual Report on  Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update the original Annual Report on Form 10-K, except to reflect the revisions described above.
PART II
Item 9B.  Other Information.

Amendment to By-laws.

On June 23, 2016, our board of directors adopted Amended and Restated By-laws (the By-laws) for our company.  The amendment and restatement of the By-laws was effective immediately and included, among other things, the following changes:

•	Provide for procedures in respect of stockholder action by written consent;
•	Add certain additional advance notice requirements;
•	Clarify the authority of the chairman of stockholder meetings; and

•	Establish the Court of Chancery of the State of Delaware as the exclusive forum for certain actions and proceedings.

The foregoing summary of the terms of the By-laws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the By-laws, which were filed as Exhibit 3.2 to the original Annual Report on Form 10-K and incorporated by reference herein.
PART IV
ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b)          Exhibits:
31.1 – Certification of Philip S. Sassower, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 – Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32 –    Certifications of Philip S. Sassower, Chief Executive Officer, and Tom Wilkinson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July 2016.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Financial Officer