Form 10-Q
period 2016-06-30
XPLORE TECHNOLOGIES CORP
filed 2016-08-10
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-52697

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0563295
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

8601 Ranch Road 2222, Building II, Austin, Texas	78730
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2016, the registrant had 10,926,542 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	June 30, 2016	March 31, 2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,418	$5,594
Accounts receivable, net	9,992	14,277
Inventory, net	21,130	14,858
Prepaid expenses and other current assets	375	800
Total current assets	35,915	35,529
Fixed assets, net	1,152	1,003
Intangible assets, net	1,695	1,785
Goodwill	15,159	14,872
	$53,921	$53,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$6,124	$—
Accounts payable	7,741	9,611
Accrued liabilities	1,975	3,409
Deferred revenue and current warranty liabilities	4,255	4,413
Total current liabilities	20,095	17,433
Deferred revenue and non-current warranty liabilities	4,210	4,568
Total liabilities	24,305	22,001
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,908 and 10,908, respectively	11	11
Additional paid-in capital	171,313	171,138
Accumulated deficit	(141,708)	(139,961)
	29,616	31,188
	$53,921	$53,189

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended
	June 30, 2016	June 30, 2015

Revenue	$16,473	$24,043
Cost of revenue	11,609	15,893
Gross profit	4,864	8,150

Expenses:
Sales, marketing and support	3,435	3,620
Product research, development and engineering	953	1,830
General administration	2,039	2,331
	6,427	7,781
Income (loss) from operations	(1,563)	369

Other income (expense):
Other	(96)	63
Cost of integration	—	(670)
Interest expense	(8)	(6)
	(104)	(613)
Loss before income taxes	(1,667)	(244)
Income tax (expense)	(80)	—
Net loss	$(1,747)	$(244)
Loss per common share	$(0.16)	$(0.02)
Weighted average number of common shares outstanding, basic and fully diluted	10,908,355	10,789,967

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$(1,747)	$(244)
Items not affecting cash:
Depreciation and amortization	348	358
Provision for doubtful accounts	15	(84)
Stock-based compensation expense	175	607

Changes in operating assets and liabilities:
Accounts receivable	4,270	(4,151)
Inventory	(6,272)	(1,932)
Prepaid expenses and other current assets	425	11
Accounts payable and accrued liabilities	(3,820)	1788
Net cash used in operating activities	(6,606)	(3,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	—	653
Change in liabilities assumed in purchase of business	(287)	—
Additions to fixed assets	(407)	(237)
Net cash provided by (used in) investing activities	(694)	416

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,600	5,000
Repayment of short-term indebtedness	(5,476)	(10,233)
Net proceeds from issuance of Common Stock	—	26
Net cash provided by (used in) financing activities	6,124	(5,207)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,176)	(8,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,594	19,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,418	$11,017

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired with debt in purchase transaction	$—	$9,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$8	$6
Payments for income taxes	$80	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
The consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2016.
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

	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$653
Accounts receivable	7,383
Inventory	6,101
Other assets	7
Fixed assets	470	3
Goodwill	15,159
Identifiable intangible assets	2,130	6
Accounts payable and accrued liabilities	(14,092)
Deferred revenue	(8,732)
Total purchase price	$9,079

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

Cash and cash equivalents and liquidity

At June 30, 2016, the Company had cash and cash equivalents of approximately $4,418, working capital of approximately $15,820 and total equity of approximately $29,616.  The Company’s management believes that it has adequate cash and cash equivalents on hand and projected cash flow from operations to finance its operations for at least 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the three months ended June 30, 2016 and 2015 the Company reported a loss in foreign currency transactions of $83 and a gain in foreign currency transactions of $76, respectively.

Recent Accounting Pronouncements

 In March 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

 In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

3. INVENTORY

	June 30, 2016	March 31, 2016
Finished goods	$12,246	$9,145
Computer components	8,884	5,713
Total inventory	$21,130	$14,858

4. LOSS PER SHARE

Loss per share has been computed based on the weighted‑average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.
The following securities were not considered in the loss per share calculations for the three months ended:

	June 30, 2016	June 30, 2015
Warrants	100,000	120,000
Options	1,912,125	2,032,826
	2,012,125	2,153,826

5. SHORT-TERM INDEBTEDNESS

On April 17, 2015, the Company entered into a credit agreement in connection with the consummation of the Motion Acquisition.  The Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement is secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiaries. Pursuant to the Square 1 Credit Agreement, the loans consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time could not exceed $4 million through April 16, 2016, and thereafter steps-down in $480 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time thereafter until the maturity date.  The interest rate on the loans is variable, and will be equal to the prime rate in effect from time to time plus 1.25% per annum, provided that the interest rate on any day shall not be less than 4.5% per annum.

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

On June 30, 2016, there was $6,124 in borrowings under the Square 1 Credit Agreement.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At June 30, 2016, there were warrants to purchase an aggregate of 100,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

Number of Exercisable Warrants	Exercise Price (1)	Expiration Date
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

7. STOCK-BASED COMPENSATION PLAN

a)  Stock Options

On July 28, 2009, the Company’s board of directors (the “Board of Directors”) adopted the 2009 Stock Incentive Plan (the “Stock Plan”). The Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system on which the common stock is listed or traded on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.
On March 24, 2016, the stockholders approved an amendment to the Stock Plan to increase the number of shares of common stock issuable under the plan to three million shares.

A summary of the activity in the Stock Plan during the three months ended June 30, 2016 was as follows:

	Three months ended June 30, 2016
	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2016	1,915,458	$5.40
Granted	—	—
Exercised	—	—
Forfeited	(3,333)	3.44
Outstanding at end of period	1,912,125	$5.41

At June 30, 2016, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at June 30, 2016 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44— 4.99	303,404	2.2	191,742	2.2
$5.00— 7.50	1,603,721	4.8	1,185,125	4.9
$7.51— 20.00	5,000	0.5	5,000	0.5
	1,912,125	4.4	1,381,867	4.5

The weighted average exercise price of options exercisable at June 30, 2016 was $5.41 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Company recorded stock compensation cost of $175 and $607 for the three months ended June 30, 2016 and 2015, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at June 30, 2016 was $813, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the periods ended June 30, 2016 and 2015 are as follows:
	Three Months Ended June 30,
	2016	2015
Offering Price per Common Share	$2.28	$6.03
Common Shares Purchased	18,187	9,749

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

During the quarter ended June 30, 2015, each member of the Board of Directors were paid quarterly in the amount of $2.5 and an additional annual fee to each member of the Board of Director’s audit committee and compensation committee, in the amount of $1 per quarter for each committee on which such member serves. On June 15, 2016, the Board of Directors approved an increase in the payment of quarterly fees to $6 and an increase in the quarterly committee fee to $2 for each committee on which such member serves, to a maximum of two committees. General administration expense includes an expense of $48 and $21 for the three months ended June 30, 2016 and 2015, respectively, relating to these fees.

The Board of Directors has approved payments to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $287.5 for services rendered, to include compensation of the Company’s Chief Executive Officer.  General administration expense includes an expense of $72 and $72 for the three months ended June 30, 2016 and 2015, respectively, for these fees.

During the three months ended June 30, 2016 and 2015, the Company purchased approximately $1 and $46 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.  As of June 30, 2016, the Company did not owe Ember Industries for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 70% and 78% of the Company’s total revenue for the three months ended June 30, 2016 and 2015, respectively. No other country accounted for more than 10% of the Company’s total revenue for the three months ended June 30, 2016 and 2015.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Revenue by country:
United States	$11,472	$18,671
Other	5,001	5,372
	$16,473	$24,043

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2016, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended June 30, 2015, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2016	$16.5	2	33%
June 30, 2015	$24.0	2	30%

At June 30, 2016, the Company had two customers that accounted for more than 10% of the outstanding net receivables.
Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2016	$10.0	2	39%

The Company currently relies on four suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At June 30, 2016 and 2015, the Company owed these suppliers $6,095 and $10,635, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended June 30, 2016 and 2015.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  As a result of the Motion Acquisition, during fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of a new lease with the landlord as described above for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended June 30, 2016 and 2015, was $182 and $206, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2017	$563
2018	753
2019	767
2020	504
$2,587

b)	Purchase commitment

At June 30, 2016, the Company had purchase obligations for fiscal 2017 of approximately $13,841 related to inventory and product development items.

c)	Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.
11. SUBSEQUENT EVENTS

On July 1, 2016, the Board of Directors, declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to the stockholders of record at the close of business on July 15, 2016. Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series E Participating Preferred Stock (the “Preferred Stock”) at a price of $14.40 (the “Exercise Price”), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of July 15, 2016 (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 4.99% or more of the Company’s outstanding shares of common stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

The Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) July 1, 2019 or such later day as may be established by the Board of Directors prior to the expiration of the Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company.

Each share of Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of common stock. Each share of Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per one share of common stock.

The Exercise Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock or convertible securities at less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of outstanding Rights and the number of one one-thousandths of a Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions.

In the event that, after a person or a group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the Exercise Price.

With certain exceptions, no adjustment in the Exercise Price will be required unless such adjustment would require an increase or decrease of at least one percent in the Exercise Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the trading day immediately prior to the date of exercise.

At any time after any person or group of affiliated or associated persons becomes an Acquiring Person and prior to the acquisition of beneficial ownership by such Acquiring Person of 50% or more of the outstanding shares of common stock, the Board of Directors, at its option, may exchange each Right (other than Rights owned by such person or group of affiliated or associated persons which will have become void), in whole or in part, at an exchange ratio of two shares of common stock per outstanding Right (subject to adjustment).

At any time before any person or group of affiliated or associated persons becomes an Acquiring Person, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (subject to certain adjustments). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

The Board of Directors may amend or supplement the Rights Agreement without the approval of any holders of Rights, including, without limitation, in order to (a) cure any ambiguity, (b) correct inconsistent provisions, (c) alter time period provisions or (d) make additional changes to the Rights Agreement that the Board of Directors deems necessary or desirable. However, from and after any person or group of affiliated or associated persons becomes an Acquiring Person, the Rights Agreement may not be supplemented or amended in any manner that would adversely affect the interests of the holders of Rights.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Until 2014, we competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds.  Since then, we have reduced our dependency upon the continued market acceptance of our iX104 systems by broadening the market for our products and increasing our opportunities for revenue growth.  We have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 family of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight Android tablet and Windows tablet, and in 2015 we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, in a transaction which we refer to herein as the Motion Acquisition.  This acquisition expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe these lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

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

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which is incorporated herein by reference.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements see Note 1, "Overview and Basis of Presentation", to the Condensed Consolidated and Combined Financial Statements in Item 1, which is incorporated herein by reference.

Results of Operations (in thousands of dollars)

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

Other Income and Expense.  Other income and expense includes gains and/or losses on foreign currency balances, foreign currency denominated receivables and payables, dispositions of assets and other miscellaneous income and expense.

Inflation.  During the three months ended June 30, 2016 and 2015, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Revenue.  Total revenue for the three months ended June 30, 2016 was $16,473, compared to $24,043 for the three months ended June 30, 2015, a decrease of $7,570, or approximately 31%.  This decline was caused by weakness in the overall global tablet market that was first identified as having occurred in the quarter ended March 31, 2016, and which we believe has continued through the current quarter.  Additionally, we experienced delays in shipping significant orders to a customer which was experiencing a large labor strike.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 70% and 78% of our total revenue for the three months ended June 30, 2016 and 2015, respectively.  No other country accounted for more than 10% of our total revenue for the three months ended June 30, 2016 and 2015.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales.  For the three months ended June 30, 2016, we had two customers located in the United States who accounted for approximately 34% of our revenue.  For the three months ended June 30, 2015, we had two customers located in the United States who accounted for approximately 30% of our total revenue.  At June 30, 2016, we had two customers with receivable balances that totaled approximately 39% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2016 was $11,609, compared to $15,893 for the three months ended June 30, 2015, a decrease of $4,284, or approximately 27%.  The decline in cost of revenue is directly attributable to the decline in revenue discussed above.

We rely on four suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the three months ended June 30, 2016 and 2015 were $12,940 and $11,500, respectively.  At June 30, 2016 and 2015, we owed these suppliers $6,095and $10,635, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $3,286 to $4,864 (29.5% of revenue) for the three months ended June 30, 2016, from $8,150,000 (33.9% of revenue) for the three months ended June 30, 2015.  The decrease in gross profit for the three months ended June 30, 2016 was due primarily to the decrease in unit sales.  The decrease in the gross profit percentage was due to the changes in the product mix sold, and is consistent with our expectations of the performance of our current product lines.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2016 were $3,435, compared to $3,620 for the three months ended June 30, 2015.  The decrease of $185, or approximately 5%, was due primarily to a decrease in headcount related costs of $111 and other marketing related expenses of $74.  These savings were the result of our focus on cost management related to  our plans to generate increased future profitability.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2016 were $953, a decrease of $877, or approximately 48%, compared to $1,830 for the three months ended June 30, 2015.  The decrease in these expenses was due primarily to a decrease in headcount related costs of $88, and changes in the product development schedule.  In any period, we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter ended June 30, 2016, we did not have the same level of product development activity as the prior year.    As a result, we incurred $788 less in product development in the current quarter, as compared to the same period last fiscal year.

 General Administration Expenses.  General administration expenses for the three months ended June 30, 2016 were $2,039, compared to $2,331 for the three months ended June 30, 2015, a decrease of $292, or approximately 13%.  The decrease primarily consists of a decrease in stock-based compensation expense of approximately $400 due to completion of the amortization of a grant of options to members of our Board of Directors and certain of our officers in April 2015 with a one year vesting, other payroll and general spending savings.  These cost savings were partially offset by severance costs of approximately $200 incurred during the period related to the early April personnel reductions.

For the three months ended June 30, 2016 and 2015, the fair value of employee stock-based compensation expense was $175 and $607, respectively.  No new stock-based compensation was granted in the three months ended June 30, 2016.  The decrease in stock compensation expense was principally due to the full vesting of previously issued shares that were granted in prior periods having been completed in April, 2016.

Depreciation and amortization expenses for the three months ended June 30, 2016 and 2015 were $348 and $358, respectively.  The decrease was primarily due to completion of the depreciation period for tooling and other fixed assets, without needed replacement.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended June 30, 2016 was $8, compared to $6 expense for the three months ended June 30, 2015, an increase of $2 which was related to average debt balances being higher for the current period.

Other Income/Expense.  Other expense for the three months ended June 30, 2016 was $104 compared to $613, a decrease primarily resulting from prior period costs related to the integration of operations we acquired in the Motion Acquisitions for the three months ended June 30, 2015.

 Income Tax (Expense).  Income tax expense for the three months ended June 30, 2016 was $80 representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period. There was no income tax expense for the three months ended June 30, 2015.

Net Loss. Our net loss for the three months ended June 30, 2016 was $1,747, compared to a net loss of $244 for the three months ended June 30, 2015.  The increase in net loss was directly related to the lower revenues achieved during the current quarter, as compared to the same quarter in the prior fiscal year.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of June 30, 2016, our working capital was $15,820 and our cash and cash equivalents were $4,418.

On April 17, 2015, the Company entered into a credit agreement in connection with the consummation of the Motion Acquisition.  The Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement is secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiaries. Pursuant to the Square 1 Credit Agreement, the loans consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time could not exceed $4 million through April 16, 2016, and thereafter steps-down in $480,000 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time thereafter until the maturity date.

As of August 8, 2016, there was $5,558 in borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2016	2015

Net cash (used in) by operating activities	$(6,606)	$(3,647)
Net cash provided (used in) investing activities	$(694)	416
Net cash provided (used in) financing activities	6,124	(5,207)
Cash and cash equivalents, end of period	$4,418	$11,017

Net cash used in our operating activities was $6,606 for the three months ended June 30, 2016, as compared to $3,647 for the three months ended June 30, 2015, an increase of $2,959. The increase in net cash used by operating activities, while driven by an increase in the net loss for the period, was also impacted due to a buildup in inventory of $6,272 related to anticipated shipments of our products in the coming quarters, and to meet minimum order quantities for some of our newer products and their accessories.  Favorable cash flow variances related to accounts receivable collections were partially offset by the usage of that cash for reduction of accounts payable.  While the reduction in accounts payable was less in the current period, as compared to the same period in the prior fiscal year, that prior period was greatly affected by the pay down of accounts payable and accrued liabilities that were assumed in the Motion Acquisition.

Net cash used in investment activities for the three months ended June 30, 2016 consisted of investments in fixed assets of $407, mainly leasehold improvement of $213 and investments in demonstration units of $123. Additionally, we paid $287 of additional liabilities related to the April 16, 2015 Motion Acquisition.  For the three months ended June 30, 2015, net cash provided consisted primarily of the net cash received in the Motion Acquisition of $653, offset by investments in fixed assets of $191 and investments in demonstration units of $46.  The increased need for demonstration units was driven by our two new products introduced in the third quarter of fiscal year 2016.

Our financing activities used   $6,124 of net cash for the three months ended June 30, 2016, entirely due to net borrowings of on our bank indebtedness. Our financing activities used   $5,207 of net cash for the three months ended June 30, 2015, primarily due to net repayments of our bank indebtedness of $5,233.  We did not receive cash flows from stock purchases under the employee stock purchase plan for the current quarter as the issuance of those shares did not occur until July 1, 2016.

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

During the three months ended June 30, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

At June 30, 2016, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2016 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2016.

Risks Relating to our Business

For the three months ended June 30, 2016, we had two customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2016, two customers located in the United States who accounted for approximately 33% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: August 10, 2016	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)