Form 10-Q
period 2016-09-30
XPLORE TECHNOLOGIES CORP
filed 2016-11-10
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had 10,947,329 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	September 30, 2016	March 31, 2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,455	$5,594
Accounts receivable, net	14,553	14,277
Inventory, net	19,151	14,858
Prepaid expenses and other current assets	331	800
Total current assets	37,490	35,529
Fixed assets, net	1,031	1,003
Intangible assets, net	1,605	1,785
Goodwill	15,159	14,872
	$55,285	$53,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$9,246	$—
Accounts payable	5,960	9,611
Accrued liabilities	3,110	3,409
Deferred revenue and current warranty liabilities	4,038	4,413
Total current liabilities	22,354	17,433
Deferred revenue and non-current warranty liabilities	3,682	4,568
Total liabilities	26,036	22,001
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,926 and 10,908, respectively	11	11
Additional paid-in capital	171,482	171,138
Accumulated deficit	(142,244)	(139,961)
	29,249	31,188
	$55,285	$53,189

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$20,007	$28,853	$36,480	$52,896
Cost of revenue	14,371	20,744	25,980	36,637
Gross profit	5,636	8,109	10,500	16,259

Expenses:
Sales, marketing and support	2,896	3,642	6,331	7,262
Product research, development and engineering	1,317	1,577	2,270	3,407
General administration	1,868	2,487	3,907	4,818
	6,081	7,706	12,508	15,487
Income (loss) from operations	(445)	403	(2,008)	772

Other income (expense):
Other	(22)	(131)	(77)	(68)
Cost of integration	—	(122)	—	(792)
Interest expense	(69)	(52)	(118)	(58)
	(91)	(305)	(195)	(918)
Income (loss) before income taxes	(536)	98	(2,203)	(146)
Income tax (expense) benefit	—	—	(80)	—
Net income (loss)	$(536)	$98	$(2,283)	$(146)

Income (loss) per common share, primary	$(0.05)	$0.01	$(0.21)	$(0.01)

Income (loss) per common share, fully diluted	$—	$0.01	$—	$—
Weighted average number of common shares outstanding, basic	10,926,542	10,811,056	10,917,498	10,800,441
Weighted average number of common shares outstanding, fully diluted	—	10,922,795	—	—

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Six Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$(2,283)	$(146)
Items not affecting cash:
Depreciation and amortization	804	815
Provision for doubtful accounts	(52)	24
Stock-based compensation expense	302	1,099

Changes in operating assets and liabilities:
Accounts receivable	(224)	(4,436)
Inventory	(4,293)	(932)
Prepaid expenses and other current assets	469	(326)
Accounts payable and accrued liabilities	(5,211)	(2,973)
Net cash used in operating activities	(10,488)	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	—	653
Change in liabilities assumed in purchase of business	(287)	16
Additions to fixed assets	(652)	(429)
Net cash provided by (used in) investing activities	(939)	240

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	27,600	18,000
Repayment of short-term indebtedness	(18,354)	(27,098)
Net proceeds from issuance of Common Stock	42	165
Net cash provided by (used in) financing activities	9,288	(8,933)

CHANGE IN CASH AND CASH EQUIVALENTS	(2,139)	(15,568)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,594	19,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,455	$3,887

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired with debt in purchase transaction	$—	$9,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$77	$58
Payments for income taxes	$80	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents and liquidity

At September 30, 2016, the Company had cash and cash equivalents of approximately $3,455, working capital of approximately $15,136 and total equity of approximately $29,249.  The Company’s management believes that it has adequate cash and cash equivalents on hand and projected cash flow from operations to finance its operations for at least 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the six months ended September 30, 2016 and 2015 the Company reported a loss in foreign currency transactions of $99 and a gain in foreign currency transactions of $104, respectively.

Recent Accounting Pronouncements

 In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

 In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

3. INVENTORY

	September 30, 2016	March 31, 2016
Finished goods	$12,195	$5,713
Computer components	6,956	9,145
Total inventory	$19,151	$14,858

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

The following securities were not considered in the loss per share calculations for the three and six months ended:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Warrants	100,000	120,000	100,000	120,000
Options	1,912,124	1,724,941	1,912,124	1,829,840
	2,012,124	1,844,941	2,012,124	1,949,840

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

The Square 1 Credit Agreement contains a financial covenant regarding liquidity, which is tested monthly.  Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Square 1 to make loans and extend credit under the Square 1 Credit Agreement. The Square 1 Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Company and its subsidiary to cause Square 1 to make loans. The Square 1 Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of the aggregate undrawn portion of the loans available under the Square 1 Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company’s monthly financial statements provided to Square 1, as required under the Square 1 Credit Agreement, shall be at least $3 million.

On September 30, 2016, there was $9,246 in borrowings under the Square 1 Credit Agreement.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At September 30, 2016, there were warrants to purchase an aggregate of 100,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

Number of Exercisable Warrants	Exercise Price (1)	Expiration Date
100,000	$6.25	October 24, 2017

(1)	Exercise price may change subject to anti-dilutive terms.

Issuance of Dividend

On July 1, 2016, the Company’s board of directors (the “Board of Directors”), declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to the stockholders of record at the close of business on July 15, 2016. Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series E Participating Preferred Stock (the “Preferred Stock”) at a price of $14.40 (the “Exercise Price”), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of July 15, 2016 (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

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

7. STOCK-BASED COMPENSATION PLAN

a)  Stock Options and Restricted Stock Units

On July 28, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan (the “Stock Plan”). The Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units. Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, encourage their focus on strategic long-range corporate objectives, and attract and retain exceptionally qualified personnel. The exercise price of an option is determined at the date of grant and is based on the closing price of the Company’s common stock on the stock exchange or quotation system on which the common stock is listed or traded on the day of grant. Unless otherwise provided for, the options are exercisable only during the term of engagement of the employee, officer or consultant or during the period of service as a director of the Company. The Stock Plan became effective as of June 10, 2009 and was approved by the Company’s stockholders on January 14, 2010.

On March 24, 2016, the stockholders approved an amendment to the Stock Plan to increase the number of shares of common stock issuable under the plan to three million shares.

On August 3, 2016, the Company granted to an officer of the Company 30,000 restricted stock units (“RSUs”) valued at $71,700, based upon the closing price of the Company’s common stock of $2.39 per share on the date of grant.  These RSUs have a three year vesting schedule.

A summary of the stock option activity in the Stock Plan during the six months ended September 30, 2016 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2016	1,915,458	$5.40
Granted	—	—
Exercised	—	—
Forfeited	(3,334)	3.44
Outstanding at end of period	1,912,124	$5.41

A summary of the RSU activity in the Stock Plan during the six months ended September 30, 2016 was as follows:

	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2016	—	$—
Granted	30,000	2.39
Converted to Shares	—	—
Forfeited	—	—
Outstanding at end of period	30,000	$2.39

At September 30, 2016, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at September 30, 2016 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44— 4.99	303,403	2.0	241,737	1.9
$5.00— 7.50	1,603,721	4.6	1,185,125	4.6
$7.51— 20.00	5,000	0.3	5,000	0.2
	1,912,124	4.2	1,431,862	4.2

The weighted average exercise price of options exercisable at September 30, 2016 was $5.41 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Company recorded stock compensation cost of $127 and $492 for the three months ended September 30, 2016 and 2015, respectively. The Company recorded stock compensation cost of $302 and $1,099 for the six months ended September 30, 2016 and 2015, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options and RSUs granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at September 30, 2016 was $757, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the periods ended September 30, 2016 and 2015 are as follows:

	Six Months Ended September 30,
	2016	2015
Offering Price per Common Share	$2.28	$6.03
Common Shares Purchased	38,974	16,541

8. RELATED PARTY TRANSACTIONS

On April 7, 2015, the Board of Directors approved grants of additional options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to Phillip Sassower, the Company’s Chairman and Chief Executive Officer, and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors.  The options vested after one year, and have a term of seven and one half years from the date of the grant.

During the periods ended September 30, 2015, each member of the Board of Directors was paid a quarterly fee in the amount of $2.5 and an additional fee to each member of the Board of Director’s audit committee and compensation committee in the amount of $1 per quarter for each committee on which such member served. On June 15, 2016, the Board of Directors approved an increase in the quarterly fee to $6 per quarter and an increase in the quarterly committee fee to $2 for each committee on which such member serves, up to a maximum of two committees. General administration expense includes an expense of $54 and $21 for the three months ended September 30, 2016 and 2015, and $102 and $42 for the six month ended September 30, 2016 and 2015, respectively, relating to these fees.
The Board of Directors has approved payments to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $287.5 for services rendered, to include compensation of the Company’s Chief Executive Officer.  General administration expense includes an expense of $72 and $72 for the three months ended September 30, 2016 and 2015, respectively, and $144 and $144 for the six month ended September 30, 2016 and 2015, respectively for these fees.
During the six months ended September 30, 2016 and 2015, the Company purchased approximately $1 and $106 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.  As of September 30, 2016, the Company did not owe Ember Industries any amount for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 73% and 72% of the Company’s total revenue for the three and six months ended September 30, 2016, respectively. For the three and six months ended September 30, 2015, the United States accounted for 69% and 73% of the Company’s total revenue for the three and six months ended September 30, 2015, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Six Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Revenue by country:
United States	$14,671	73%	$19,926	69%	$26,143	72%	$38,597	73%
Other	5,336	27%	8,927	31%	10,337	28%	14,299	27%
	$20,007	100%	$28,853	100%	$36,480	100%	$52,896	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and six months ended September 30, 2016, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three and six  months ended September 30, 2015, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2016	$20.0	2	53%
September 30, 2015	$28.9	2	23%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2016	$36.5	2	41%
September 30, 2015	$52.9	2	26%

At September 30, 2016, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2016	$14.6	1	48%

The Company currently relies on three suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At September 30, 2016 and 2015, the Company owed these suppliers $5,257 and $6,916, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2016 and 2015.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  As a result of the Motion Acquisition, during fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of the new lease with the landlord, as described above, for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended September 30, 2016 and 2015, was $181 and $304, respectively. Rent expense for the six months ended September 30, 2016 and 2015, was $363 and $510, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2017	$372
2018	753
2019	767
2020	504
$2,396

b) Purchase commitment

At September 30, 2016, the Company had purchase obligations for fiscal 2017 of approximately $13,380 related to inventory and product development items.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which is incorporated herein by reference.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements see Note 1, “Overview and Basis of Presentation”, to the Condensed Consolidated and Combined Financial Statements in Item 1, which is incorporated herein by reference.

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

Inflation.  During the three and six months ended September 30, 2016 and 2015, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled

Three and Six Months Ended September 30, 2016 vs. Three and Six Months Ended September 30, 2015

Revenue.  Total revenue for the three months ended September 30, 2016 was $20,007, compared to $28,853 for the three months ended September 30, 2015, a decrease of $8,486, or approximately 31%.  This decline was a result of a decrease in unit sales of 14% and a decrease in the average selling price of 17%.  Total revenue for the six months ended September 30, 2016 was $36,480, compared to $52,896 for the six months ended September 30, 2015, a decrease of $16,416, or approximately 31%. This decline was a result of a decrease in unit sales of 21% and a decrease in the average selling price of 9%.  We believe that the decline in unit sales in fiscal 2017 is attributed to the pent up demand in the previous year for products that we were not able to ship in the first quarter of fiscal 2016 due to a disruption in the supply chain caused by the closing of a key screen manufacturing facility in South Korea.  The decline in average selling price is attributed to the mix of products sold, with a higher percentage being our lower priced XSLATE D10.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 73% and 72% of our total revenue for the three and six months ended September 30, 2016, respectively.  The United States accounted for approximately 69% and 73% of our total revenue for the three and six months ended September 30, 2015, respectively.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales.  For the three and six months ended September 30, 2016, we had two customers located in the United States who accounted for approximately 53% and 41% of our revenue in each period.  For the three and six months ended September 30, 2015, we had two customers located in the United States who accounted for approximately 23% and 26% of our  revenue in each period.  At September 30, 2016, we had one customer with a receivable balance that totaled approximately 48% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2016 was $14,371, compared to $20,744 for the three months ended September 30, 2015, a decrease of $6,373, or approximately 31%. Total cost of revenue for the six months ended September 30, 2016 was $25,980, compared to $36,637 for the six months ended September 30, 2015, a decrease of $20,847, or approximately 29%. The decline in cost of revenue in both periods is directly attributable to the decline in revenue discussed above.

We rely on three suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the six months ended September 30, 2016 and 2015 were $20,779 and $22,419, respectively.  At September 30, 2016 and 2015, we owed these suppliers $5,257and $6,916, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $2,473 to $5,636 (28.2% of revenue) for the three months ended September 30, 2016, from $8,109,000 (28.1% of revenue) for the three months ended September 30, 2015.  Total gross profit decreased by $20,847 to $10,500 (28.8% of revenue) for the six months ended September 30, 2016, from $16,259 (30.7% of revenue) for the six months ended September 30, 2015. The decrease in gross profit for the six months ended September 30, 2016 was due primarily to the decrease in revenues discussed above.  The decrease in the gross profit percentage in both periods was due to the changes in the product mix sold, and is consistent with our expectations based upon the performance of our current product lines.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2016 were $2,896, compared to $3,642 for the three months ended September 30, 2015.  The decrease of $746, or approximately 20%, was due primarily to a decrease in headcount related costs of $753 and other marketing related expenses of $7. Sales, marketing and support expenses for the six months ended September 30, 2016 were $6,331, compared to $7,262 for the six months ended September 30, 2015, a decrease of $931, or approximately 13%. This decrease was due primarily to a decrease in headcount related costs of $1,092, offset by an increase in marketing expense of $110 and various other expenses of $51. These savings were the result of our focus on cost management included in our efforts to improve future profitability.
Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2016 were $1,317, a decrease of $260, or approximately 16%, compared to $1,577 for the three months ended September 30, 2015.  The decrease in these expenses was due primarily to a decrease in headcount related costs of $228, and changes in the product development schedule.  In any period we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter ended September 30, 2016, we did not have the same level of product development activity as the prior year.  Product research, development and engineering expenses for the six months ended September 30, 2016 were $2,270, a decrease of $1,137, or approximately 33%, compared to $3,407 for the six months ended September 30, 2015. The decrease is a result of incurring $863 less in product development in the current quarter, as compared to the same period last fiscal year, and a decrease in headcount costs of $274.
 General Administration Expenses.  General administration expenses for the three months ended September 30, 2016 were $1,868, compared to $2,487 for the three months ended September 30, 2015, a decrease of $619, or approximately 25%.  The decrease primarily consists of a decrease in stock-based compensation expense of approximately $477 due to completion of the amortization of a grant of options to members of our Board of Directors and certain of our officers in April 2015 that were subject to a one year vesting, other payroll and general spending savings, and a positive variance in bad debt of $132. General administration expenses for the six months ended September 30, 2016 were $3,907, compared to $4,818 for the six months ended September 30, 2015, a decrease of $911, or approximately 19%.  The decrease primarily consists of an increase in stock-based compensation expense of $780 and a favorable variance in bad debt of $128.

For the three months ended September 30, 2016 and 2015, the fair value of employee stock-based compensation expense was $127 and $492, respectively.  For the six months ended September 30, 2016 and 2015, the recorded employee stock-based compensation expense was $302, and $1,099, respectively.  The decrease in stock compensation expense was principally due to the full vesting of previously issued awards that were granted in prior periods having been completed in April of 2016.

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were $456 and $457, respectively. Depreciation and amortization expenses for the six months ended September 30, 2016 and 2015 were $804 and $815, respectively.  The decrease was primarily due to completion of the depreciation period for certain tooling and other fixed assets, without needed replacement.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended September 30, 2016 was $69, compared to $52 expense for the three months ended September 30, 2015, an increase of $17. Interest expense for the six months ended September 30, 2016 was $77, compared to $58, for the six months ended September 30, 2015, and increase of $19.  The decrease in both periods was related to average debt balances under our credit facility being higher during the current period.

Other Income/Expense.  Other expense for the three months ended September 30, 2016 was $91, compared to $305 for the three months ended September 30, 2015. Other expense for the six months ended September 30, 2016 was $195, compared to $918 for the six months ended September 30, 2015. The decrease in both periods was related to integration expenses incurred in the previous year as a result of the Motion Acquisition.

 Income Tax (Expense).  There was no income tax expense for the three months ended September 30, 2016. Income tax expense for the six months ended September 30, 2016 was $80, representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period.

Net Loss. Our net loss for the three months ended September 30, 2016 was $536, compared to a net income of $98 for the three months ended September 30, 2015. The net loss for the six months ended September 30, 2016 was $2,283, compared to a net loss of $146,000 for the six months ended September 30, 2015, an increase in net loss of $2,137. The increase in net loss was directly related to the lower revenues achieved during the current periods, as compared to the same periods in the prior fiscal year.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of September 30, 2016, our working capital was $15,136 and our cash and cash equivalents were $3,455.

On April 17, 2015, we entered into a credit agreement in connection with the consummation of the Motion Acquisition.  We, along with our wholly-owned domestic subsidiary, entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank agreed to provide revolving loans of up to an aggregate principal amount of $15 million to our subsidiary. The Square 1 Bank credit agreement has a two-year term. Payment and performance under the credit agreement is secured by a first priority security interest in and to substantially all of our assets and the assets of our subsidiaries. Pursuant to the credit agreement, the loans consist of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time cannot exceed the lesser of $15 million or 85% of eligible accounts receivable of our subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time could not exceed $4 million through April 16, 2016, and thereafter steps-down in $480,000 increments every three months until the cap reaches $2.08 million, which will be maximum allowable amount outstanding at any one time thereafter until the maturity date.

As of November 8, 2016, there was $8,425 in borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Six Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(10,488)	$(6,875)
Net cash provided by (used in) investing activities	(939)	240
Net cash provided by (used in) financing activities	9,288	(8,933)
Cash and cash equivalents, end of period	3,455	3,887

Net cash used in our operating activities was $10,488 for the six months ended September 30, 2016, as compared to $6,875 for the six months ended September 30, 2015, an increase of $3,613. The increase in net cash used by operating activities, while driven by an increase in our net loss for the year, was also impacted by our buildup in inventory of $4,293 related to anticipated shipments of our products in the coming quarters, and to meet our suppliers’ minimum order quantities for some of our newer products and their accessories.  Favorable cash flow variances related to accounts receivable collections were partially offset by our use of that cash for the reduction of accounts payable.  While the reduction in accounts payable was less in the current period, as compared to the same period in the prior fiscal year, that prior period included the pay down of significant accounts payable and accrued liabilities that we assumed in the Motion Acquisition.

Net cash used in investment activities for the six months ended September 30, 2016 consisted of investments in fixed assets of $652, mainly leasehold improvements of $242, software of $142, investments in demonstration units of $191 and other equipment and tooling of $77. Additionally, we paid $287 of additional liabilities we assumed in the Motion Acquisition.  For the six months ended September 30, 2015, net cash provided by investing activities consisted primarily of the net cash of $669 we received in the Motion Acquisition, offset by investments in fixed assets of $300, mainly tooling of $232, and investments in demonstration units of $129.  The increased need for demonstration units was driven by our two new products introduced in the third quarter of fiscal year 2016.

Our financing activities used $9,246 of net cash for the six months ended September 30, 2016, entirely due to net borrowings under our bank facility. Our financing activities used $8,933 of net cash for the six months ended September 30, 2015, primarily due to net repayments of our bank indebtedness of $3,865.  We received cash flows from stock purchases under our employee stock purchase plan of $42.

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

During the three months ended September 30, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

At September 30, 2016, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2016 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2016.

Risks Relating to our Business

For the three months ended September 30, 2016, we had two customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2016, two customers located in the United States who accounted for approximately 53% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: November 10, 2016	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)