Form 10-Q
period 2016-12-31
XPLORE TECHNOLOGIES CORP
filed 2017-02-10
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of January 31, 2017, the registrant had 10,970,384 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended December 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	March 31, 2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,099	$5,594
Accounts receivable, net	16,213	14,277
Inventory, net	15,161	14,858
Prepaid expenses and other current assets	475	800
Total current assets	35,948	35,529
Fixed assets, net	1,703	1,003
Intangible assets, net	1,515	1,785
Goodwill	15,159	14,872
	$54,325	$53,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$5,096	$—
Accounts payable	7,701	9,611
Accrued liabilities	4,359	3,409
Deferred revenue and current warranty liabilities	3,622	4,413
Total current liabilities	20,778	17,433
Deferred revenue and non-current warranty liabilities	3,898	4,568
Total liabilities	24,676	22,001
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,947 and 10,908, respectively	11	11
Additional paid-in capital	171,663	171,138
Accumulated deficit	(142,025)	(139,961)
	29,649	31,188
	$54,325	$53,189

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Profit and Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$24,499	$27,023	$60,979	$79,919
Cost of revenue	17,784	18,181	43,764	54,818
Gross profit	6,715	8,842	17,215	25,101

Expenses:
Sales, marketing and support	3,153	3,925	9,484	11,187
Product research, development and engineering	1,303	1,129	3,573	4,536
General administration	1,816	2,521	5,723	7,339
	6,272	7,575	18,780	23,062
Income (loss) from operations	443	1,267	(1,565)	2,039

Other income (expense):
Other	(96)	(317)	(214)	(385)
Cost of integration	—	(95)	—	(887)
Interest expense	(79)	—	(156)	(58)
	(175)	(412)	(370)	(1,330)
Income (loss) before income taxes	268	855	(1,935)	709
Income tax (expense) benefit	(49)	(69)	(129)	(69)
Net income (loss)	$219	$786	$(2,064)	$640
Income (loss) per common share, primary	$0.02	$0.07	$(0.19)	$0.06
Income (loss) per common share, fully diluted	$0.02	$0.07	$—	$0.06
Weighted average number of common shares outstanding, basic	10,947,329	10,883,933	10,927,477	10,828,375
Weighted average number of common shares outstanding, fully diluted	10,950,390	11,539,074	—	11,494,496

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Nine Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net income (loss)	$(2,064)	$640
Items not affecting cash:
Depreciation and amortization	1,168	1,313
Provision for doubtful accounts	(44)	48
Loss on disposal of asset	28	—
Stock-based compensation expense	413	1,634

Changes in operating assets and liabilities:
Accounts receivable	(1,892)	(3,021)
Inventory	(303)	(110)
Prepaid expenses and other current assets	325	(184)
Accounts payable and accrued liabilities	(2,421)	(5,234)
Net cash used in operating activities	(4,790)	(4,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received in purchase transaction	—	653
Change in liabilities assumed in purchase of business	(287)	16
Additions to fixed assets	(1,626)	(657)
Net cash provided by (used in) investing activities	(1,913)	12

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	44,976	18,000
Repayment of short-term indebtedness	(39,880)	(27,098)
Net proceeds from issuance of Common Stock	112	580
Net cash provided by (used in) financing activities	5,208	(8,518)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,495)	(13,420)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,594	19,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,099	$6,035

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired with debt in purchase transaction	$—	$9,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$156	$58
Payments for income taxes	$129	$8

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents and liquidity

At December 31, 2016, the Company had cash and cash equivalents of approximately $4,099, working capital of approximately $15,170 and total equity of approximately $29,649.  The Company’s management believes that it has adequate cash and cash equivalents on hand, and projected cash flow from operations, to finance its operations for at least the next 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the nine months ended December 31, 2016 and 2015 the Company reported a loss in foreign currency transactions of $167 and a loss in foreign currency transactions of $417, respectively.

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

3. INVENTORY

	December 31, 2016	March 31, 2016
Finished goods	$10,089	$5,713
Computer components	5,072	9,145
Total inventory	$15,161	$14,858

During the quarter ended December 31, 2016, the Company made a change in estimate regarding the carrying value of inventory which included reassessing the amount of manufacturing costs, shipping costs and obsolescence reserves which resulted in a net increase in the carrying value of inventory totaling $249 as of December 31, 2016.

4. INCOME (LOSS) PER SHARE

Income (loss) per share has been computed based on the weighted‑average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s option plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the loss per share calculations for the periods presented as their inclusion is anti-dilutive. Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the income (loss) per share calculations for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Warrants	100,000	105,000	100,000	105,000
Options	1,908,374	1,082,392	1,908,374	833,110
	2,008,374	1,1187,392	2,008,374	938,110

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

On December 31, 2016, there was $5,096 in borrowings under the Square 1 Credit Agreement.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At December 31, 2016, there were warrants to purchase an aggregate of 100,000 shares of common stock outstanding, all of which are fully exercisable, as detailed in the table below:

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

On August 3, 2016, the Company granted to an officer of the Company 30,000 restricted stock units (“RSUs”) valued at $71,700, based upon the closing price of the Company’s common stock of $2.39 per share on the date of grant.  These RSUs had a three year vesting schedule, but were forfeited on December 2, 2016 due to termination of service by the officer.

A summary of the stock option activity in the Stock Plan during the nine months ended December 31, 2016 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2016	1,915,458	$5.40
Granted	—	—
Exercised	—	—
Forfeited	(7,084)	10.87
Outstanding at end of period	1,908,374	$5.38

A summary of the RSU activity in the Stock Plan during the nine months ended December 31, 2016 was as follows:

	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2016	—	$—
Granted	30,000	2.39
Converted to Shares	—	—
Forfeited	(30,000)	2.39
Outstanding at end of period	—	$—

At December 31, 2016, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at December 31, 2016 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$3.44— 4.99	303,403	1.7	303,403	1.7
$5.00— 7.50	1,603,721	4.3	1,276,549	4.3
$7.51— 15.20	1,250	0.4	1,250	0.4
	1,908,374	3.9	1,581,202	3.8

Stock options outstanding at December 31, 2016 have no intrinsic value, as the option exercise price exceeds the market value.

The weighted average exercise price of options exercisable at December 31, 2016 was $5.30 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Company recorded stock compensation cost of $111 and $535 for the three months ended December 31, 2016 and 2015, respectively. The Company recorded stock compensation cost of $413 and $1,634 for the nine months ended December 31, 2016 and 2015, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options and RSUs granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at December 31, 2016 was $575, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  The offering price per common share and number of common shares purchased for the periods ended December 31, 2016 and 2015 are as follows:

	Nine Months Ended December 31,
	2016	2015
Offering Price per Common Share	$2.28	$6.03
Common Shares Purchased	62,029	20,390

8. RELATED PARTY TRANSACTIONS

On April 7, 2015, the Board of Directors approved grants of options to purchase a total of 240,374 shares of the Company’s common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to Philip Sassower, the Company's Chairman and Chief Executive Officer, and options to purchase 27,937 shares were granted to Andrea Goren, a member of the Board of Directors.  The options vested after one year, and have a term of seven and one half years from the date of the grant.

During the periods ended September 30, 2015, each member of the Board of Directors was paid a quarterly fee in the amount of $2.5 and an additional fee to each member of the Board of Director’s audit committee and compensation committee in the amount of $1 per quarter for each committee on which such member served. On June 15, 2016, the Board of Directors approved an increase in the quarterly fee to $6 per quarter and an increase in the quarterly committee fee to $2 for each committee on which such member serves, including the Board of Director’s nomination and corporate governance committee, up to a maximum of two committees for each member. General administration expense includes an expense of $58 and $21 for the three months ended December 31, 2016 and 2015, and $160 and $63 for the nine month ended December 31, 2016 and 2015, respectively, relating to these fees.

On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of the Company, of an annual fee of $300 for services rendered, retroactive to April 1, 2016, which included compensation for the services of the Company’s Chief Executive Officer.  In the prior fiscal year, the fee paid to SG Phoenix LLC for these services was $287.5. Additionally, the Company made a bonus payment of $100 to SG Phoenix LLC in the first quarter of fiscal 2016 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $81 and $72 for the three months ended December 31, 2016 and 2015, respectively, and $225 and $216 for the nine month ended December 31, 2016 and 2015, respectively, for these fees.

During the nine months ended December 31, 2016 and 2015, the Company purchased approximately $1 and $121 in components for the Company’s tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors through November 11, 2016, when he resigned, is the Chief Executive Officer and the majority shareholder of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.  As of December 31, 2016, the Company did not owe Ember Industries any amount for purchases of such components.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 81% and 75% of the Company’s total revenue for the three and nine months ended December 31, 2016, respectively. For the three and nine months ended December 31, 2015, the United States accounted for 59% and 68% of the Company’s total revenue.

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Nine Months Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Revenue by country:
United States	$19,787	81%	$15,828	59%	$45,930	75%	$54,425	68%
Germany	1,370	6%	2,891	11%	4,186	7%	5,445	7%
Other	3,342	14%	8,034	30%	10,863	18%	20,049	25%
	$24,499	100%	$27,023	100%	$60,979	100%	$79,919	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and nine months ended December 31, 2016, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three and nine months ended December 31, 2015, the Company also had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2016	$24.5	2	39%
December 31, 2015	$27.0	2	27%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2016	$61.0	2	41%
December 31, 2015	$79.9	2	25%

At December 31, 2016, the Company had one customer that accounted for more than 10% of the outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2016	$16.2	1	26%

The Company currently relies on three suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At December 31, 2016 and 2015, the Company owed these suppliers $6,194 and $7,239, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2016 and 2015.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  As a result of the Motion Acquisition, during fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of the new lease with the landlord, as described above, for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended December 31, 2016 and 2015, was $228 and $304, respectively. Rent expense for the nine months ended December 31, 2016 and 2015, was $591 and $510, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2017	$187
2018	753
2019	767
2020	504
$2,211

b)   Purchase commitment

At December 31, 2016, the Company had purchase obligations for fiscal 2017 of approximately $28,724 related to inventory and product development items.

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

Until 2014, we derived our revenue through the sale of our iX104 tablets, competing in the ultra-rugged subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 product family, which weighs approximately 5.4 pounds.  Since then, we have reduced our dependency upon the continued market acceptance of our iX104 systems by broadening the market for our products and increasing our opportunities for revenue growth.  Beginning in 2014, we have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 family of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight Android tablet and Windows tablet, and in 2015 we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, in a transaction which we refer to herein as the Motion Acquisition.  This acquisition expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe these lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.

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

Inflation.  During the three and nine months ended December 31, 2016 and 2015, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled

Three and Nine Months Ended December 31, 2016 vs. Three and Nine Months Ended December 31, 2015

Revenue.  Total revenue for the three months ended December 31, 2016 was $24,499, compared to $27,023 for the three months ended December 31, 2015, a decrease of $2,524, or approximately 9%.  This decline was a result of a decrease of 27% in the average selling price of our products, partially offset by an increase in unit sales of 18%.  Total revenue for the nine months ended December 31, 2016 was $60,979, compared to $79,919 for the nine months ended December 31, 2015, a decrease of $18,940, or approximately 24%. This decline was a result of a decrease in unit sales of 8% and a decrease in the average selling price of our products of 15%.  We believe that the increase in unit sales in the third fiscal quarter is attributed to the significant increase in demand for our two new products, which were introduced in fiscal 2016.  This was offset by declines in units shipped and revenue related to other products, both of which were abnormally high in fiscal 2016 due to shipments of those products made in the first quarter of 2016, which shipments had been delayed in the previous year due to a disruption in the supply chain caused by the closing of a key screen manufacturing facility in South Korea.  The decline in average selling price is attributed to the mix of products sold, with a higher percentage being our lower priced XSLATE D10.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 81% and 75% of our total revenue for the three and nine months ended December 31, 2016, respectively.  The United States accounted for approximately 59% and 68% of our total revenue for the three and nine months ended December 31, 2015, respectively.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales.  For the three and nine months ended December, 2016, we had two customers located in the United States who accounted for approximately 39% and 41% of our revenue in each period.  For the three and nine months ended December 31, 2015, we had two customers located in the United States who accounted for approximately 27% and 25% of our revenue in each period.  At December 31, 2016, we had one customer with a receivable balance that totaled approximately 26% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2016 was $17,784, compared to $18,181 for the three months ended December 31, 2015, a decrease of $397, or approximately 2%. Total cost of revenue for the nine months ended December 31, 2016 was $43,764, compared to $54,818 for the nine months ended December 31, 2015, a decrease of $11,054, or approximately 20%. The decline in cost of revenue in both periods is directly attributable to the decline in revenue discussed above.

We rely on three suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the nine months ended December 31, 2016 and 2015 were $31,257 and $38,222, respectively.  At December 31, 2016 and 2015, we owed these suppliers $6,194 and $7,239, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit decreased by $2,127 to $6,715 (27.4% of revenue) for the three months ended December 31, 2016, from $8,842 (32.7% of revenue) for the three months ended December 31, 2015.  Total gross profit decreased by $7,886 to $17,215 (28.2% of revenue) for the nine months ended December 31, 2016, from $25,101 (31.4% of revenue) for the nine months ended December 31, 2015. The decrease in gross profit for the three and nine months ended December 31, 2016 was due primarily to the decrease in revenues discussed above.  The decrease in the gross profit percentage in both periods was due to the changes in the product mix sold, and is consistent with our expectations based upon the relative profit margins of our current product lines.
Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2016 were $3,153, compared to $3,925 for the three months ended December 31, 2015.  The decrease of $772, or approximately 20%, was due primarily to a decrease in headcount related costs of $652 and other marketing related expenses of $120. Sales, marketing and support expenses for the nine months ended December 31, 2016 were $9,484, compared to $11,187 for the nine months ended December 31, 2015, a decrease of $1,703, or approximately 15%. This decrease was due primarily to a decrease in headcount related costs of $1,751, offset by an increase in various other expenses of $4. These savings were the result of our focus on cost management included in our efforts to improve future profitability.
Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2016 were $1,303, an increase of $174, or approximately 15%, compared to $1,129 for the three months ended December 31, 2015.  The increase in these expenses was due primarily to an increase in project related expenses of $405, offset by a decrease in headcount related costs of $231.  In any period, we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter ended December 31, 2016, we had an increased level of product development activity compared to the prior year.  Product research, development and engineering expenses for the nine months ended December 31, 2016 were $3,573, a decrease of $963, or approximately 21%, compared to $4,536 for the nine months ended December 31, 2015. The decrease is a result of incurring $458 less in product development in the current period, as compared to the same period last fiscal year, and a decrease in headcount related costs of $505.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2016 were $1,816, compared to $2,521 for the three months ended December 31, 2015, a decrease of $705, or approximately 28%.  The decrease primarily consists of a decrease in stock-based compensation expense of approximately $390 due to completion of the amortization of a grant of options to members of our board of directors and certain of our officers in April 2015 that were subject to a one year vesting, a decrease in other headcount related expenses of $122, a positive variance in bad debt of $97 and a decrease in various other expenses of $96. General administration expenses for the nine months ended December 31, 2016 were $5,723, compared to $7,339 for the nine months ended December 31, 2015, a decrease of $1,616, or approximately 22%.  The decrease primarily consists of a decrease in headcount related expenses of $1,299, mainly related to stock-based compensation expense, and a favorable variance in bad debt of $225.

For the three months ended December 31, 2016 and 2015, the fair value of employee stock-based compensation expense was $111 and $535, respectively.  For the nine months ended December 31, 2016 and 2015, the recorded employee stock-based compensation expense was $413, and $1,634, respectively.  The decrease in stock compensation expense was principally due to the full vesting of previously issued awards that were granted in prior periods having been completed in April of 2016.

Depreciation and amortization expenses for the three months ended December, 2016 and 2015 were $364 and $498, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2016 and 2015 were $1,168 and $1,313, respectively.  The decrease was primarily due to completion of the depreciation period for certain tooling and other fixed assets, without needed replacement.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended December 31, 2016 was $79, compared to $0 expense for the three months ended December 31, 2015, an increase of $79. Interest expense for the nine months ended December 31, 2016 was $156, compared to $58, for the nine months ended December 31, 2015, and increase of $98.  The increase in both periods was related to average debt balances under our credit facility being higher during the current period.

Other Income/Expense.  Other expense, other than interest expense, for the three months ended December 31, 2016 was $96, compared to $412 for the three months ended December 31, 2015. Other expense for the nine months ended December 31, 2016 was $214, compared to $1,272 for the nine months ended December 31, 2015. The decrease in both periods was related to integration expenses incurred in the previous year as a result of the Motion Acquisition.

 Income Tax (Expense).  Income tax expense for the three and nine months ended December 31, 2016 was $49 and $129, respectively, representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period.

Net Income (Loss). Our net income for the three months ended December 31, 2016 was $219, compared to a net income of $786 for the three months ended December 31, 2015. The net loss for the nine months ended December 31, 2016 was $2,064, compared to a net income of $640 for the nine months ended December 31, 2015, negative variance of $2,704. The decrease in net income was directly related to the lower revenues achieved during the current periods, as compared to the same periods in the prior fiscal year, offset by operating expense savings.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of December 31, 2016, our working capital was $15,170 and our cash and cash equivalents were $4,099.

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

As of February 9, 2017, we had $0 in borrowings outstanding under the Square 1 Bank facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Nine Months Ended December 31,
	2016	2015

Net cash used in operating activities	$(4,790)	$(4,914)
Net cash provided by (used in) investing activities	(1,913)	12
Net cash provided by (used in) financing activities	5,208	(8,518)
Cash and cash equivalents, end of period	4,099	6,035

Net cash used in our operating activities was $4,790 for the nine months ended December 31, 2016, as compared to $4,914 for the nine months ended December 31, 2015, a decrease of $124. The net cash used by operating activities in fiscal 2017 includes our net loss for the year, but was also impacted by our buildup in inventory of $4,293 in the period related to anticipated shipments of our products in the coming quarters, and to meet our suppliers’ minimum order quantities for some of our newer products and their accessories.  Favorable cash flow variances related to accounts receivable collections were partially offset by our use of that cash for the reduction of accounts payable.  While the reduction in accounts payable was less in the current period, as compared to the same period in the prior fiscal year, that prior period included the pay down of significant accounts payable and accrued liabilities that we assumed in the Motion Acquisition.

Net cash used in investment activities for the nine months ended December 31, 2016 consisted of investments in fixed assets of $1,626, mainly tooling of $741, leasehold improvements of $242, investments in demonstration units of $203 and other equipment of $104. Additionally, we paid $287 of additional liabilities we assumed in the Motion Acquisition.  For the nine months ended December 31, 2015, net cash provided by investing activities consisted primarily of the net cash of $12 we received in the Motion Acquisition, offset by investments in fixed assets of $300, mainly tooling of $232, and investments in demonstration units of $129.  The increased need for demonstration units was driven by our two new products introduced in the third quarter of fiscal year 2016.

Our financing activities provided $5,208 of net cash for the nine months ended December 31, 2016, almost entirely due to net borrowings under our bank facility, partially offset by cash flows from stock purchases under our employee stock purchase plan of $112.  Our financing activities used $8,518 of net cash for the nine months ended December 31, 2015, primarily due to net repayments of our bank indebtedness of $3,865.

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

During the three months ended December 31, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

At December 31, 2016, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2016 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2016.

Risks Relating to our Business

For the three months ended December 31, 2016, we had two customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2016, two customers located in the United States who accounted for approximately 39% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: February 10, 2017	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)