Form 10-K
period 2017-03-31
XPLORE TECHNOLOGIES CORP
filed 2017-06-14
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number:    00-52697

XPLORE TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0563295 (IRS Employer Identification No.)

8601 RR 2222, Building II, Austin, Texas (Address of Principal Executive Offices)	78730 (Zip Code)

(512) 336-7797 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒
As of September 30, 2016, the aggregate market value of the common equity held by non-affiliates of the registrant was $49,516,644 based on the closing sale price of $2.39, as reported on The NASDAQ Stock Market.
As of June 12, 2017, the registrant had 10,989,780 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended March 31, 2017.

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
Until 2014, we competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 tablets, which weighs approximately 5.4 pounds.  Since then, we have reduced our dependency upon the continued market acceptance of our iX104 systems by broadening the market for our products and increasing our opportunities for revenue growth.  We have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 line of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight tablets, offering Android and Windows operating systems, and in 2015 we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, more fully discussed below.  This acquisition expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe these lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.
Looking forward, our strategy is to build increased marketplace awareness of our product offerings, in an effort that we believe will enable us to increase our revenue and to expand our share of the markets addressed by those products.
We believe we are positioned for future revenue growth in the markets in which we compete.  We have introduced a line of computers that, based upon third‑party certifications, surpasses the performance standards and specifications that have been the accepted measuring sticks for rugged tablet computers in today’s marketplace.
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
The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, our goal is to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2017, however, was approximately 22% lower than the prior year.
We are a Delaware corporation and our common stock trades on The NASDAQ Stock Market under the symbol “XPLR.”

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
On April 17, 2017, the aforementioned Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America N.A., pursuant to which Bank of America provided us with a revolving asset based line of credit up to $15 million.  The new facility with Bank of America has a three-year term, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.  As of June 9, 2017, we had drawn $631,000 on this line of credit.
In fiscal year 2016, we introduced two new products, the XSLATE B10 and the XSLATE D10, which was a replacement for our former RangerX product.  In fiscal year 2017, we introduced the XSLATE R12, which was a replacement for the Motion R12 product.  Our products are described in detail below.

Products
iX104 Product Line
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
We believe that our recent versions of the iX104 continued to introduce “industry firsts” and differentiating features.  The iX104C product line includes a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water.  The iX104C product line also features the Intel Core i7 processor and runs on Windows 7, 8 and 10 operating systems.
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

XSLATE  B10
In September of 2015 we launched the XSLATE B10 rugged tablet, which is targeted squarely at potential customers considering Panasonic’s most popular rugged tablet, the FX-G1.  Built with unfailing protection in mind, the IP65 and MIL-STD-810G rated XSLATE B10 rugged tablet endures even the most extreme work environments. It also doesn’t compromise critical PC capabilities despite being only 2.4 lbs. We believe that the XSLATE B10 offers superior standard I/O features, a unique set of peripherals, and greater environmental resiliency than the Panasonic FX-G1.

Like all of our other products, environmental resiliency is a core strength of the XSLATE B10.  Key features of the XSLATE B10 include:
•	10.1” display with sunlight-viewable chemically strengthened glass;
•	Commonly used port connections sealed from behind;
•	C1D2/ATEX compliant and tested to MIL-STD-810G and IP65 standards to ensure rugged computer mobility;
•	Magnesium alloy midframe;
•	Rugged accessories and peripherals resistant to the elements; and
•	Operation in bitter cold – as low as -34° C, with a cold start at -20° C.

The XSLATE B10 also addresses customers’ requirements for more expansive and flexible I/O options, giving customers a standard that we believe is unmatched by competitive products.  No other rugged tablet PC that we are aware of can deliver at least eight ports that are available all the time.  The XSLATE B10 users can customize their I/O configurations to fit their unique workflow needs, with the following options:

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

XSLATE R12
The XSLATE R12, which replaces the Motion R12, merges our core rugged engineering expertise with a sleek, aesthetically appealing industrial design.  With a full high definition 12.5’ display, the XSLATE R12 transitions seamlessly among the office, the vehicle and the field.   A full suite of accessories supports this mobile desktop replacement, including:
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

Despite its sleek styling, the XSLATE R12 is tough.  It is tested to MIL-STD-810G standards, IP54 rated, uses a Gorilla Glass 3 display, has a rubberized non-slip enclosure, and a magnesium-alloy internal frame.  The product was also designed to support compute intensive Windows software like GIS mapping and architectural engineering applications.  The product is powered by an Intel Core i7 vPro (processor options include an Intel Celeron).  It supports Windows 10, 8.1, or 7 Pro 64-bit operating systems, and can be configured with SSD configurations up to 256GM, and RAM configurations up to 8GB.
Security features are also a priority in the XSLATE R12 design and include:
•	Integrated fingerprint reader;
•	Integrated smart card reader (optional);
•	Trusted Platform Module (TPM 2.0); and
•	Absolute Data & Device Security (DDS) theft prevention (optional).
Motion F5m/C5m
The Motion F5m and Motion C5m are easily recognized by their iconic integrated handle design, which was introduced by Motion in 2008.  The Motion C5 was originally introduced in a white color for clinical applications.  Motion then followed up with a black version of the Motion C5, the Motion F5, for field applications.  The rugged tablets’ fifth generation Intel Core processors, including the highest performing Intel i7 vPro processor, provide the power to quickly move through computation-intensive applications, while increasing overall power efficiency for longer battery life.

The products have a 10.4” View Anywhere display that mimics the size of many standard forms for which input is made easy with both touch and digital pen interfaces.  An optional barcode scanner is integrated into the handle for easy push-button reads.  A high resolution digital camera and the “SnapWorks by Xplore” camera application make it easy to capture images, annotate those images with the pen, and share the data with other applications.  An optional UHF RFID scanner enables long range reads of RFID tags up to nine feet away.  And, the “EasyConnect” expansion module can be populated with a magstripe reader to accept payments in real-time at the point of service.
The products are often used in large metropolitan areas where LTE networks are susceptible to traffic congestion that negatively impacts connectivity performance.  To overcome that challenge, the products were designed and certified to support the additional spectrum of AWS (Advanced Wireless Services), commonly marketed by some carriers as XLTE.

Bobcat
At 2.4 pounds, the Bobcat is a fully-rugged Windows tablet with comprehensive standardized interfaces, an array of options through its proprietary Xpansion Port and a lightweight design. The Bobcat operates Windows 8.1 or Windows 7 Pro operating systems and is certified fully-rugged, with a MIL-STD 810G certification and IP65 rating.  The Bobcat’s direct bonded IPS screen, 500 nits of luminance and an 800-to-1 contrast ratio provides for outdoor readability, and a 10-finger multi-touch screen provides users with ease-of-use and touch optimization. The Bobcat is used in a variety of industries, including manufacturing, warehousing and distribution, utilities, telecommunications and the military.
Bobcat offers a suite of standard inputs and outputs, enabling the transition across different business applications. The Bobcat comes with two full-sized USB 3.0s, Micro SDXC, Micro SIM, Micro HDMI-Out, RJ-45 Ethernet, GPS engine and a serial port connection. We believe that the Bobcat is the only fully-rugged tablet on the market that offers GPS, RJ-45 Ethernet and a serial port connection in one device.
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

XSLATE D10
Launched in December of 2015, the XSLATE D10 is the follow on to our Android Ranger X.  The hardened exterior, doubly-powerful interior and “all ports, all the time” connectivity of the XSLATE D10 rugged tablet gives the Android 5.1, Lollipop OS what we believe is a tough, new edge over its competition.
Unlike many other under-featured Android products, the XSLATE D10 is fully rugged with a broad range of purpose-built capabilities to support demanding workflows.  The product is IP-65 rated for protection against rain, water and dust.  Using the MIL-STD-810G protocol, it is rated for five foot drops.  Elastomer bumpers, a chemically hardened display, and a stiff magnesium alloy midframe, help protect the XSLATE D10 against screen breakage.  The product is also compliant with C1D2 and ATEX standards for hazardous locations and explosive environments.  Similar to our XSLATE B10, the XSLATE D10 provides eight standard I/O ports, including 2x USB 3.0, Micro SDXC, Micro HDMI-out, and RJ45 Gigabit Ethernet connection and optional HDMI Input module.  The XSLATE D10 is certified for 4G LTE networks and also is equipped with Wi-Fi and Bluetooth standard.  Additionally, the product is compatible with our full range of G2-class accessories, including industrial and vehicle docks, companion keyboard, top handle, kickstand, barcode reader, CAC/SmartCard reader, NFC and HDMI-In modules.
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
Our line of tablets offer the following features:
Rugged— We have designed and built our products from the inside out, developing design elements that provide a heightened and proven level of durability.  Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes.  By being designed to meet these specifications, some of our products can withstand damage from being dropped onto concrete from a height of up to seven feet, from being submerged for up to 30 minutes in up to three feet of water, and from being exposed to extreme temperatures are as low as −60° Fahrenheit and as high as 160° Fahrenheit.  In addition, some of our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.
Screen Technology — We strive to be a leader in developing screen technology with award winning displays.  We have designed our “Sunlight Readable” screen to be viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, at virtually any angle, and to enable glove touch capability.  Our screens also offer Dual Mode inputs—simultaneous use of a digital pen and/or finger to control the unit.  The Dual Mode supports more precise inputs through the pen with more directional finger touch inputs—all in a single unit with automatic switching capabilities.
Processing Power — We have the ability to provide processing power alternatives for our products on a timely and cost-effective basis.  Our systems use Intel processors and associated chipsets, as well as other performance enhancement technologies that we believe are essential in many field applications (such as mapping and remote connectivity).
Remote Connectivity— Our tablet PCs have a range of wireless communications options (wLAN, Bluetooth, 4G LTE and NFC) as well as two meter and sub-meter GPS options.
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
Heightened Safety Standards— Some models of our line of wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous conditions.
Our tablet PCs are designed to be used as a mobile computing system.  These systems are comprised of a hardware platform that is fully integrated with one or more software applications.  Through its wide feature set, we believe our line of products allows for the customization of a platform that best suits a given application.  Our computers combine processing power, viewability, ruggedness and connectivity, and are designed to operate in extreme environments.

Strategy
Our strategy is to become the leading developer and marketer of rugged mobile wireless computer systems.  We currently compete in the rugged tablet PC market.

Continue Expansion into New Rugged Product Markets
We have successfully broadened our offerings and opportunity by development of new products and through the Motion Acquisition.  During fiscal year 2017, we launched the award winning XSLATE R12, and also received the largest single order in our history for our flagship Android fully rugged tablet, the XSLATE D10. We believe, based upon the 2016 annual white paper published by the Mobile and Wireless Practice of Venture Development Corporation, or VDC, that an increasing number of operations are requiring their employees to transact business in the field and/or other non-traditional office environments.  The research paper published by VDC projected worldwide sales in the rugged mobile computing market to grow to over $7.8 billion by the end of calendar 2017, and for the market for large form factor rugged devices to total $2.2 billion for calendar 2016.
We believe that our lines of rugged tablet PCs are uniquely positioned to capitalize on the convergence of four current market trends:
•	Continuous expansion in the use of wireless data;
•	Increased awareness and rapid adoption of the tablet computing form factor, spurred by the success of Apple’s iPad and Samsung’s Galaxy;
•	Transition toward rugged computing solutions in the face of high failure rates for non-rugged devices that have been deployed in non-traditional working environments; and
•	Adoption of rugged tablets as a replacement for rugged laptop PCs to increase mobility.
We believe that many enterprises are coming to the realization that the total cost of computer ownership is improved through the use of rugged computing solutions.
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

Sales
Our direct customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent the end-users.  For fiscal year 2017, approximately 93% of our total revenues were attributable to sales through our distribution and reseller channels, and approximately 7% of our total revenues were attributable to sales directly to end-users.  We currently have relationships with more than 120 distributors and direct resellers.  Our distributors and resellers generally have large sales organizations that, in turn, sell our products to entities that are the ultimate end-users.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2017, we had two resellers located in the United States, SHI International and Synnex Information Technologies Inc., who accounted for approximately 20% and 16% of our total revenue, respectively.
As of March 31, 2017, we had a sales team of nineteen individuals that either have geographic responsibilities for direct and indirect sales opportunities or responsibilities for specific enterprise customers, without limitation by geography.  Our regional and international sales teams work closely with our distributors and resellers in defined regions.  Our enterprise sales team works on specific large accounts and industry verticals.  Our distributors are currently selling our products into the public safety, utility, telecommunications, field service, warehousing logistics, transportation, oil and gas production, manufacturing, route delivery, military and homeland security markets.
Our North American revenue was approximately 76% of our total revenue in fiscal year 2017, as compared to approximately 73% of total revenue in fiscal year 2016.  The significance of the North American revenue was primarily attributable to large volume orders from our large medical, military and telecommunications end-users located in the United States.
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

Channel Development
Our go-to-market strategy is channel driven, and includes distributors that enable quick product delivery and third party product configuration, direct and indirect IT resellers with rugged mobility expertise in key verticals, systems integrators that may bring elements such as wireless communication systems to a project, installation and deployment companies, as well as application software suppliers that service our target verticals.  Our channel development efforts are focused on identifying and recruiting distributors that add value to our customer deployments, and provide the tools and resources that enable them to be successful in positioning our products and designing and deploying world-class solutions for our shared end-customers.  To achieve this, we:
•	Provide both onsite and online training curriculum, including sales and service certification courses;
•	Fund turn-key case study and web content syndication programs;
•	Provide market development funding for joint brand awareness and demand generation campaigns;
•	Provide a knowledge base for frequently asked questions and fast problem resolution;
•	Hold annual conferences in the Americas and in Europe to share success stories, future plans, and
•	Solicit feedback on how we can further improve our programs to increase channel effectiveness.
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
The market prices for rugged computers are higher than that for commercial grade computers used in traditional office settings.  However, we believe that the total cost of ownership of a rugged computer over a three to five-year period can be significantly lower than the cost of a cheaper non-rugged computer in certain environments.  Several of our customers have disclosed to us in our customer‑based market research studies that they experienced higher direct costs using non-rugged devices, with more frequent damage, information retrieval costs and replacement costs, as well as higher indirect costs, such as prolonged downtime.  This conclusion is also supported by third-party research.

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

Public Safety. Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety sector are searching for efficiencies that will better enable them to do their jobs.  Rugged mobile computing devices assist these groups in a variety of ways.  For example, having a reliable and durable tablet PC provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases.  In this market segment, our products have been sold to hundreds of public safety organizations across the world, including the Abu Dhabi Police, Danish Ambulance Service, and the German Red Cross.
Manufacturing.  Manufacturing floor environments demand resiliency and mobility, and require more rugged computing power than ever before, to store large amounts of data and display complex and highly detailed drawings.  Whether assembly, maintenance, or repair operations are confined to an indoor factory, an enclosed hangar, or an outdoor testing facility, the environmental elements and vibrations from equipment and forklifts can be harmful to the average laptop, desktop, or mobile PC.  Our rugged tablet IP ratings and the results of extensive MIL-STD-810G tests are particularly relevant to this segment.  We have experienced particular success in the Automotive and Aerospace sectors of this market segment, with customers that include Boeing, Bombardier in Canada, Embraer in Brazil, Dassault Aviation in France, Audi in Germany, and Volkswagen in Italy.
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
We continue to invest in research and development to enhance and expand our rugged mobile computing systems.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged platforms as we seek to expand into additional markets.  During the fiscal years ended March 31, 2017 and 2016, we expended $4,462,000 and $5,771,000, respectively, on research and development activities, none of which was borne by our customers.

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
•
Panasonic.  Panasonic is the largest provider of mobile rugged computers and offers a series of traditional and convertible notebooks.  Panasonic promotes a rugged computer, known as the Toughbook, which is well known in the industry.

•	Getac. Getac is a provider of mobile rugged computers, including tablets and traditional and convertible notebooks.
•	Mobile Demand. Mobile Demand is a provider of rugged tablet computers.
•	Dell. A relative newcomer to the rugged tablet business, Dell currently offers a single product.
•	DRS Technologies. DRS is a provider of rugged mounted computer systems, primarily to the U.S. Military.
Panasonic and Getac have more product offerings and greater financial, technical, and research and development resources and marketing capabilities than we do.  DRS produces tablets with specific connectivity required by the U.S. Military.
We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Inc., Dell, Inc., Hewlett‑Packard Company, Apple, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers.

Manufacturing

We have a scalable manufacturing infrastructure to support our growing business.  Our primary contract manufacturers, Wistron Corporation (Wistron), Pegatron Corporation (Pegatron) and Ubiqconn Technology, Inc. (Ubiqconn), are located in Taiwan.  Wistron is the supplier of our iX104 and XSLATE B10 products.  Wistron is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell, Inc. and Hewlett‑Packard Company.  Pegatron is the supplier of our XSLATE R12, F5/C5 and CL920 products.  Pegatron, is also a leading provider of computers and electronic components to the world’s largest technology companies.  Ubiqconn is the supplier of our XSLATE D10 and Bobcat products.  Ubiqconn was spun off from the First International Computer (FIC) Group in 2011 and is a wholly-owned subsidiary of FIC.  FIC has been a dominant force in the technology research, product development and manufacturing services since 1980.  Ubiqconn is comprised of FIC’s Industrial Computer Business Unit and FIC’s original research and development team, which has accumulated over twenty years of experience in developing IT products for worldwide first tier companies.  We expect our relationships with our contract manufacturers will support our expected sales growth and product demand for the foreseeable future.
We outsource the majority of our manufacturing services for our rugged mobile PC tablets to our contract manufacturers, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service.  We have design and manufacturing agreements with our contract manufacturers and they collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

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

Intellectual Property
Our performance and ability to compete are dependent to a significant degree on our proprietary technology.  We rely primarily upon a combination of patent, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology.  On March 31, 2017, we had thirty-eight U.S. patents and thirteen non-US patents.  In addition, we had one U.S. patent application, one Chinese patent application, one European Union patent application and one Taiwanese patent application, all related to proprietary elements of our tablet products, and one U.S. patent application, one Taiwanese patent application and one International PCT patent application related to our wireless dock.  Of these patents a total of thirty-two US patents and thirteen non-U.S. patents were acquired in the Motion Acquisition.  Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without our authorization, or to develop similar technology independently.  In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries.
We do not believe that our products infringe on the proprietary rights of any third parties.  There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to current or future products.  In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with the claimant, any of which could delay the development and commercialization of our products or increase the costs of our products.  After the Motion Acquisition, three companies filed lawsuits against us and Motion for alleged infringement of the claimant’s patent by Motion’s products and our products.  We have settled two of the lawsuits by entering into license agreements, with a modest one-time payment.  We have no potential liability with the third claimant because we had, and continue to have, an existing license agreement with that company.

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

Employees
As of March 31, 2017, we had 88 full-time employees, of which 45 were employed in the operations, engineering, research and development and customer support areas, 10 were involved in corporate, finance and administrative areas and 33 were employed in sales and marketing.  We anticipate that we will need to hire additional employees going forward.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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
Until fairly recently, we have incurred net losses in each fiscal year since our inception.  As of March 31, 2017, our accumulated deficit was approximately $143 million, primarily due to our past losses.  Historically, our losses have resulted primarily from expenses incurred in research and development of our technology and products and from selling and marketing our products.  We may continue to incur additional operating losses as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.
In addition, prior to the Motion Acquisition, Motion incurred net losses in each fiscal year since its inception.  For its fiscal year ended December 31, 2014, Motion had a net loss of approximately $9 million and, as of December 31, 2014, its accumulated deficit was approximately $128 million, primarily due to its past losses.

Since the Motion Acquisition, our operating expenses have more than doubled.  We also incurred additional expenses beginning in fiscal 2016 related to interest payments on the indebtedness we incurred in connection with the Motion Acquisition, amortization of intangible assets associated with the acquisition, other related acquisition, integration and financing costs, and related depreciation and other amortization.  We cannot assure you that our revenue will be adequate to offset these increased expenses, which may keep us from being profitable in the future.  We cannot assure you that we will generate net profits from operations in fiscal 2018 or subsequent years.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

In fiscal year 2017, we derived more than 10% of our revenue from two different customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others in future periods, our revenues may decline and our growth would be limited.
Historically, in any given year a single customer, either reseller or end-user customer, could account for more than 10% of our revenue.  In fiscal year 2017, two resellers, SHI International Corp. and Synnex Information Technologies, accounted for approximately 20% and 16% of our total revenue, respectively.  Synnex Information Technologies and Prosys Information Systems, Inc., accounted for approximately 23% and 11% of our total revenue, respectively, for fiscal year 2016.  If we are unable to replace revenues generated from one or more of our major resellers or end-user customers with revenues from others, our revenues may decline and our growth could be limited.

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
The long-term success of the Motion Acquisition will depend in part on the success of our management in integrating the operations, technologies and personnel.  Our management’s inability to meet the challenges involved in integrating successfully the operations or otherwise to realize the anticipated benefits of the Motion Acquisition could seriously harm our results of operations.  In addition, the overall integration of the Motion operations into our company will continue to require substantial attention from our management, which could further harm our results of operations.
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
Our business is therefore dependent upon our contract manufacturers for their manufacturing capabilities.  During the fiscal years ended March 31, 2017 and 2016, we purchased inventory and engineering services of approximately $38.0 million and $48.0 million, respectively, from our contract manufacturers.  Our agreements with the contract manufacturers contain provisions that allows for termination for any reason.  We cannot assure you that our contract manufacturers will continue to work with us, that they will continue to be able to operate profitably, that they will be able to meet our manufacturing needs in a satisfactory and timely manner or that we can obtain additional or alternative manufacturers when and if needed.
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
We operate in a highly competitive industry.  Our primary competitors in the mobile rugged computer market include Panasonic, Getac, DRS Technologies and Mobile Demand in the tablet PC market and Panasonic in the notebook market.  We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Inc., Dell, Inc., Hewlett-Packard Company, Apple, Inc., Sony and Toshiba, to the extent customers decide to purchase less expensive traditional computers for use in environments that we believe are better suited for mobile rugged computers. The principal competitive factors in our industry include:
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
In January 2015, the supplier of screens for our iX104C6 product went out of business without giving us any prior notice.  In addition, the same supplier supplied screens for approximately 50% of Motion’s products.  We identified a replacement supplier for this component to continue producing our iX104C6 product, but we were not able to finish the transition to the new component in time to avoid delays in shipping our iX104C6 product.  We also transitioned to a new supplier of screens for the Motion C5 and F5 products.  We suffered delays in shipping some of our iX104C6 product orders as well as some of the Motion C5 and F5 product orders in the first quarter of our fiscal year ending March 31, 2016, some of which may have caused the loss of sales in the that fiscal year and beyond, which could harm our business, financial condition and results of operations.  We continue to have to manage our suppliers of screens for our products, and may experience additional disruptions in the future.  In addition, the delays in shipping shifted some of our revenues into later periods, which may make it even more difficult for you to rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

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
In the fiscal years ended March 31, 2017 and March 31, 2016, approximately 27% and 32%, respectively, of our revenue was comprised of sales made outside of the United States.  In the calendar year 2014, approximately 46% of Motion’s revenue was comprised of sales made outside of the United States, much of which was denominated in as many as six foreign currencies.  Our future business and financial performance could suffer due to a variety of international factors, including:
•
ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

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

If we are unable to retain key personnel, we may not be able to execute our business strategy.
Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including Mark Holleran, our president and chief executive officer and Tom Wilkinson, our chief financial officer and corporate secretary.  Should either of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely effected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses, which resulted in a reduction in our workforce in the past, we may have a more difficult time in attracting and retaining the employees we need.  Other than an employment agreement with our president and chief executive officer, our relationships with our key employees are “at will.”  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change, which could prevent us from executing our business strategy.
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
In addition, transitioning to these new systems requires significant capital investments and personnel resources.  Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.  Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations.  As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel.  If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur.  In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business.  These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

Risks Relating to Ownership of our Common Stock

The anti-takeover effect of certain of our recently adopted rights plan and certain of our charter provisions could adversely affect holders of our common stock.
On July 1, 2016, in connection with the adoption of a stockholder rights plan, our board of directors declared a dividend of one right for each of our issued and outstanding shares of common stock.  The dividend was paid to stockholders of record at the close of business on July 15, 2016.  Each such right entitles the registered holder, subject to the terms of a rights agreement, to purchase from us one one-thousandth of a share of our Series E Participating Preferred Stock.  The purpose of the rights plan is to diminish the risk that our ability to use our significant tax benefits to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986.  However, the rights plan makes it more difficult for a third party to acquire 5% or more of the voting power of our voting securities without the cooperation of our board of directors, which could deprive holders of our common stock of a premium that they might otherwise realize in connection with the acquisition of us by a third party.
In addition, our authorized capital consists of preferred stock issuable in one or more series.  Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.  The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could also deprive holders of our common stock of a premium that they might otherwise realize in connection with the acquisition of us by a third party.

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

As of June 14, 2017, Phoenix Venture Fund LLC and its affiliates beneficially own approximately 14.8% of our common stock, and thus have significant influence over matters requiring stockholder approval.
One of our stockholders, Phoenix Venture Fund LLC, or Phoenix, which is co-managed by Philip S. Sassower, our chairman of the board, and Andrea Goren, one of our directors, beneficially owns approximately 9.9% of our common stock.  In addition, Mr. Sassower, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 4.6% of our common stock, and Mr. Goren, personally and through other entities controlled by him other than Phoenix, beneficially owns, in the aggregate, approximately 0.5% of our common stock.  Thus, Phoenix, Mr. Sassower and Mr. Goren, together, beneficially own in the aggregate, approximately 14.8% of our common stock.  Accordingly, Phoenix, Mr. Sassower and Mr. Goren have the ability to exercise significant influence over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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
Item 1B.  Unresolved Staff Comments
  None.
Item 2.  Properties
We maintain our corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235,000.  We maintain our engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78730.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  After the Motion Acquisition, during a portion of fiscal year 2016 we occupied, with the consent of the landlord, a portion of Motion’s former leased facility at 8601 Ranch Road 2222, where Motion maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups.  We did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of a new lease with the landlord, as described above, for a smaller portion of Motion’s former facility.  We believe that our present facilities are suitable for our existing and planned operations.
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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on The NASDAQ Stock Market under the symbol “XPLR.”  As of June 12, 2017, there were 243 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Stock Market was $1.86.
The following table sets forth the high and low sales price of our common stock on The NASDAQ Stock Market for each quarter period during the fiscal years ended March 31, 2017 and 2016, in U.S. dollars.

	US $
PERIOD	High	Low
Fiscal Year Ended March 31, 2017:
First Quarter	3.62	2.40
Second Quarter	2.99	2.10
Third Quarter	2.74	1.82
Fourth Quarter	2.59	1.99
Fiscal Year Ended March 31, 2016:
First Quarter	7.35	5.60
Second Quarter	6.15	4.56
Third Quarter	6.15	4.62
Fourth Quarter	5.25	3.36

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
Until 2014, we competed and derived our revenue through the sale of our iX104 tablets in a subset of the rugged PC market, given the larger size and ultra-rugged attributes of our iX104 tablet, which weighs approximately 5.4 pounds.  We have reduced our dependency upon the continued market acceptance of our iX104 systems, by broadening the market for our products and increasing our opportunities for revenue growth.  We have broadened our product offering, through development and acquisition, to include multiple fully-rugged and rugged tablets that are lighter weight and less expensive than our iX104 line of products.  These new products have allowed us to compete in significantly larger segments of the rugged PC market.  In 2014, we introduced our first fully-rugged, lighter weight tablets, offering Android and Windows operating systems. In 2015 we introduced an additional fully-rugged, lighter weight Windows tablet with greater processing speed, and we completed the acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we refer to herein as Motion, more fully discussed below.  This acquisition, which we refer to herein as the Motion Acquisition, expanded our product lines to include multiple additional rugged tablet products, and expanded our domestic and international customer base.  We believe the lighter and less expensive tablets are ideal for field service applications and significantly more mobile market opportunities, as compared to our iX104.
The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, and we experienced a surge in non-recurring orders as a result of the Motion Acquisition, our goal is to continue to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2017, however, was approximately 22% lower than the prior fiscal year.
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
Looking forward, our strategy is to build increased marketplace awareness of our products; an effort that we believe will enable us to increase our revenue and to expand our market share.  We also expect to significantly increase our revenue and substantially expand our total market share through the addition of our new product lines, including those that we recently acquired in the Motion Acquisition.

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
Our critical accounting policies are as follows:
Revenue Recognition.  Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet PC computers and related accessories.  Our customers are predominantly distributors and resellers.  However, we also sell directly to end-users.  We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured.  Our revenue recognition criteria are met when either the product has been shipped, or when it has been received, depending upon agreed shipping terms.  Shipments are based on firm purchase orders from our customers with stated terms. We do not have installation, training or other commitments subsequent to shipment that are other than incidental.  Our prices are determined based on negotiations with our customers and are not subject to adjustment.  Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us.  Our distributors do hold small amounts of inventory which we monitor.  This inventory is held in order to more quickly respond to their customer demand.  As a result of the low amount of reseller and distributor inventory, we expect returns to be minimal.  We have not had material adjustments, as our returns have been minimal.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.
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
Warranty Reserves.  We make provisions for warranties at the time of sale, which are based on our experience and monitored regularly.  The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party.  A portion of our warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by our contract manufacturers; however, we also provide the coverage on the portion of our obligations that is not covered by these agreements, for which we establish related reserves at the time of sale.  We had been moving to more of a self-insured model due to changes in our warranty offerings and warranty claim experience. If our estimates for warranties and returns are too low, we will incur additional charges in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.  Historically, our estimates have not required significant adjustment due to actual experience. However, during 2017, we began purchasing warranty coverage to cover the basic warranty on all units sold.  It is expected that beginning in fiscal year 2018, all new units will have basic warranties covered by warranties purchased from our contract manufacturers.
Inventory Valuation.  We adjust our inventory values so that the carrying value does not exceed net realizable value.  The valuation of inventory at the lower of average cost or net realizable value requires us to use estimates regarding the amount of current inventory that will be sold and the prices at which it will be sold, and our assessment of expected orders from our customers.  Additionally, the estimates reflect changes in our products or changes in demand because of various factors, including the market for our products, obsolescence, production discontinuation, minimum order quantities, technology changes and competition.  While the estimates are subject to revisions and actual results could differ materially, historically our estimates have not required significant adjustment due to actual experience.
Tooling Amortization.  We amortize tooling costs over a two-year period or estimated life, whichever is shorter.  Those costs are recorded as a cost of revenue, subject to an assessment that future revenue will be sufficient to fully recover the cost of the tooling.  This assessment requires an assessment of the market for our products and our future revenue expectations.  On a quarterly basis, this assessment is reviewed and the cost of tooling is written down to its net realizable value if its recoverability is not reasonably expected based on estimates of future revenue.  Historically, there have been no instances in which we determined that useful life was significantly less than two years.  Accordingly, we have not recorded material adjustments.

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
Long-lived asset impairment.  Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable. As a result of our decline in revenue and stock price, we made an assessment of impairment at March 31, 2017.  Based on that assessment, no impairment had occurred.
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
Financial Instruments.  Warrants to acquire our common stock that we issued in connection with services provided to us related to an offering of our stock has been valued separately using the Black-Scholes methodology.  The determination of the values attributed to the warrant required the use of estimates and judgments particularly related to the assumptions used in the Black-Scholes calculation.  In addition, options and warrants to acquire common stock issued to employees, directors and consultants have been valued using a Black-Scholes calculation and their valuations are impacted by the assumptions used in this calculation.
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
Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model.  In addition, we have estimated volatility on shares issued in the year ended March 31, 2017 based on an average volatility of a set of companies we consider comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest.  The dividend yield assumption is based on our history and future expectations of dividend payouts.
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
Foreign Currency Transactions. We regularly enter into transactions that are settled in a foreign currency.  These transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  We record a realized foreign currency exchange gain or loss based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.

Recent Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Results of Operations
Revenue.  We derive revenue from sales of our rugged wireless tablet PC systems, which encompass a line of active pen and touch tablet PC computers, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services.  Our revenue also includes service revenue derived from out-of-warranty repairs and from separately priced extended warranty contracts which is deferred and recognized in income on a straight-line basis over the related contract period.
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
Product Research, Development and Engineering.  Product research, development and engineering expenses consist of salaries and related expenses for development and engineering personnel, and non-recurring engineering costs, including prototype costs, related to the design, development, testing and enhancement of our product lines.  We expense our research and development costs as they are incurred.  There may be components of our research and development efforts that require significant expenditures, the timing of which can cause quarterly fluctuation in our expenses.
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
Other Income and Expense.  Other income and expense includes gains and/or losses on dispositions of assets, gains and losses from currency fluctuations and other miscellaneous income and expense.
Stock Based Compensation.  We recorded stock-based compensation expense in the employee related functional classification.
Inflation.  During the fiscal years ended March 31, 2017 and 2016, we believe inflation and changing prices have not had material impact on our revenue or on our net loss from continuing operations.
Foreign Currency Transactions. We regularly enter into transactions that are settled in a foreign currency.  We record these transactions in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.

Fiscal Year Ended March 31, 2017 vs. Fiscal Year Ended March 31, 2016
Revenue.  Total revenue for the fiscal year ended March 31, 2017 was $77,928,000, compared to $100,530,000 for the fiscal year ended March 31, 2016, representing a decrease of $22,602,000, or approximately 22%.  The decrease in our revenue is attributed to both a decrease in unit sales of approximately 12% and a lower average selling price per unit of approximately 11%.  We believe that in fiscal year 2016, we benefited greatly from the resolution of supply chain issues experienced by Motion prior to the closing of the Motion Acquisition in April 2015.  We believe that this resolution resulted in a surge in shipments of pent-up demand to former Motion customers in fiscal 2016, which did not recur in fiscal year 2017. As a result, we experienced a decrease in unit sales and revenue in fiscal 2017.
We operate in one segment, the sale of rugged mobile wireless tablet PC computing systems.  Approximately 73% of our revenue in the year ended March 31, 2017 was derived from sales in the United States.  The United States accounted for approximately 68% of our revenue during the year ended March 31, 2016.  At March 31, 2017, we had a distributor customer, Synnex Information Technologies Inc., who had receivable balances accounting for approximately 11% of our total outstanding accounts receivables.  We collected the receivable balance from that customer subsequent to our fiscal year end.
In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2017, we had two customers located in the United States who accounted for approximately 20% and 16% of our total revenue, respectively.  For the fiscal year ended March 31, 2016, we had two customers located in the United States who accounted for approximately 23% and 11% of our total revenue, respectively.
Cost of Revenue.  Total cost of revenue for the year ended March 31, 2017 was $55,956,000, compared to $69,183,000 for the year ended March 31, 2016, representing a decrease of $13,227,000, or approximately 19%.  This decrease in cost of revenues is primarily attributable to the decrease in revenue discussed above and a change in the product mix we sold during the periods.
During the years ended March 31, 2017 and 2016, we relied on three suppliers for the majority of our finished goods.  The inventory purchases and cost of engineering services from our suppliers during the years ended March 31, 2017 and 2016 were $37,812,000 and $48,017,000, respectively.  At March 31, 2017 and 2016, we owed these suppliers $6,237,000 and $6,606,000, respectively, which we recorded in accounts payable and accrued liabilities.
Gross Profit.  Total gross profit decreased by $9,375,000, to $21,972,000 (28.2% of revenue) for the year ended March 31, 2017 from $31,347,000 (31.2% of revenue) for the year ended March 31, 2016.  The decrease in gross profit for the year ended March 31, 2017, as compared to the prior year, was mainly attributable to the decrease in revenue.  The decrease in the gross profit percentage was due to a different product mix we sold and significant large orders that we sold at discounts during fiscal 2017.
Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2017 were $12,370,000, compared to $15,096,000 for the year ended March 31, 2016, a decrease of $2,726,000, or approximately 18%.  The decrease in these expenses was primarily due to a decrease in headcount related costs of $1,821,000, associated with lower commissions and personnel changes, a decrease in the consumption of demo units of $1,054 and a decrease in various other expenses of $273,000, which was partially offset by an increase in marketing related expenses of $402,000.
Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2017 were $4,462,000, as compared to $5,771,000 for the year ended March 31, 2016, a decrease of $1,309,000, or approximately 23%.  The decrease in these expenses was related to a decrease in headcount expenses of $601,000, a decrease in product development related expenses of $658,000, and a decrease in various other expenses of $50,000.
General Administration Expenses.  General administration expenses for the year ended March 31, 2017 were $7,193,000, compared to $9,427,000 for the year ended March 31, 2016, a decrease of $2,234,000, or approximately 24%.  The decrease primarily consisted of a decrease in stock-based compensation expense of $1,548,000, primarily due to the absence of a large grant of options to members of our board of directors and certain of our officers in fiscal 2016, a decrease in bad debt expense of $291,000, a decrease in officer bonus accruals of $248,000, a decrease in computer maintenance expense of $199,000, a decrease in rent expense of $153,000 and a decrease in various other expenses of $380,000which was partially offset by an increase in professional expenses of $184,000, an increase in depreciation expense of $105,000 and an increase in various other expenses of $48,000.

Stock Based Compensation Expense. For our fiscal years 2017 and 2016, the fair value of employee stock-based compensation expense was $511,000 and $2,156,000, respectively, reflecting a decrease of $1,645,000 for fiscal year 2017.  The decrease in employee stock-based compensation expense was due to the full vesting and expensing of options granted in fiscal 2016, partially offset by new grants of options and restricted stock units during the year ended March 31, 2017.
In February 2017, our board of directors approved the issuance of 171,000 restricted stock units, or RSUs, to certain of our non-officer employees valued at $340,290, based on the closing price of our common stock of $1.99 per share on the date of the grant.  These RSUs vest over a three-year period.  Upon vesting, underlying shares of our common stock will be issued.  The RSUs do not have an exercise price and the underlying shares of stock may be sold immediately after receipt.
On August 3, 2016, our board of directors granted to an officer of the Company 30,000 RSUs valued at $71,700, based upon the closing price of our common stock of $2.39 per share on the date of grant.  These RSUs had a three year vesting schedule, but were forfeited on December 2, 2016 due to termination of service by the officer.
In November 2015, our board of directors approved two sets of option grants to new employees, one for options to purchase a total of 249,282 shares of our common stock, with an exercise price of $5.49, including a grant of options to purchase 109,282 shares to our new chief financial officer, and the other for options to purchase 20,000 shares of our common stock, with an exercise price of $5.91.  These options vest in three equal annual installments, beginning in November 2016, and have a term of five years from the date of grant.
On April 7, 2015, our board of directors approved grants of options to purchase a total of 240,374 shares of our common stock, with an exercise price of $6.38, of which options to purchase 87,437 shares were granted to our chairman, who was also chief executive officer at the time, options to purchase 75,000 shares were granted to our president, options to purchase 50,000 shares were granted to our chief financial officer at the time and options to purchase 27,937 shares were granted to a member of our board of directors.  The options vested on April 17, 2016, the first anniversary of the closing of the Motion Acquisition, and have a term of seven and one half years from the date of the grant.  The decrease in stock compensation expense from fiscal 2016 was principally due to the absence of similar grants in fiscal 2017.
Depreciation and Amortization Expense. Depreciation and amortization expenses for fiscal years 2017 and 2016 were $1,571,000 and $1,730,000, respectively, reflecting a decrease of $159,000 for fiscal 2017.  The decrease in depreciation expense consisted primarily of a decrease of $242,000 in tooling amortization.   Depreciation and amortization expense is recorded in the related functional classification.
Interest Expense.  Interest expense for the year ended March 31, 2017 was $173,000, compared to $58,000 for the year ended March 31, 2016, an increase of $115,000.  The increase for the fiscal year was due to carrying higher balances under our credit facility with Square 1 Bank.  We had no borrowings under the credit facility as of March 31, 2017.  The existing credit facility was replaced on April 17, 2017, upon maturity, with a new credit facility with Bank of America, N.A.
Other Income/Expense.  Other expense for the year ended March 31, 2017 was $197,000, compared to other expense of $1,363,000 for the year ended March 31, 2016.  The decrease in expense is primarily due to what we expect to be non-recurring acquisition costs related to the Motion Acquisition in fiscal 2016.
Income Taxes.  Income tax expense for the year ended March 31, 2017 was $129,000, representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the fiscal year ended March 31, 2017.  The income tax benefit of $6,000 for the year ended March 31, 2016 resulted from a true-up of the accrual of income tax, compared to an income tax expense for the year ended March 31, 2016.  Income taxes consist primarily of US alternative minimum tax.
Net Loss.  Net loss for the year ended March 31, 2017 was $2,552,000 ($0.23 per common share) compared to a net loss of $362,000 ($0.03 per common share) for the year ended March 31, 2016, an unfavorable variance of $2,190,000.  Our increase in net loss for fiscal year 2017 was a result of a decrease in sales and gross margin, partially offset by savings in operating expenses.

Liquidity and Capital Resources
Other than in fiscal years 2015 and 2013, we have incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million, and with borrowings under our credit facilities.  As of March 31, 2017, our working capital was $14,486,000 and our cash and cash equivalents were $3,460,000.
On April 17, 2015, in connection with the Motion Acquisition, our subsidiary entered into a Loan and Security Agreement with Square 1 Bank, pursuant to which Square 1 Bank provided us with formula and non-formula revolving loans for up to an aggregate amount of $15 million, which replaced our existing accounts receivable purchase facility, under which there were no borrowings at the time.  As of March 31, 2017, we had no borrowings under this facility.
On April 17, 2017, the aforementioned Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, pursuant to which Bank of America provided us with a revolving asset based line of credit up to $15 million.  The new facility with Bank of America has a three-year term, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.  At closing, we did not draw on this facility.
As of June 9, 2017, there were $631,000 in borrowings outstanding under the Bank of America facility.
We believe that our current cash and cash flow from operations, together with our borrowing capacity under our new credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months

Cash Flow Results
The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2017	2016
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$116	$(5,147)
Net cash used in investing activities	(2,385)	(219)
Net cash provided by (used in) financing activities	135	(8,495)
Cash and cash equivalents at year end	3,460	5,594

Net cash provided by operating activities in the year ended March 31, 2017, was $116,000, compared to $5,147,000 of net cash used in operating activities in the year ended March 31, 2016, a favorable variance of $5,263,000. The favorable variance in net cash used in operating activities was primarily due to the collection of customer accounts receivables and a favorable variance in inventory, offset by an outflow of payments of accounts payable and a decrease in the positive amount of items not affecting cash.

Net cash used in our investment activities in the year ended March 31 2017 was $2,385,000, compared to $219,000 net cash used in the year ended March 31, 2016.  For the year ended March 31, 2017, the net cash used consisted primarily of:
•	investment in tooling costs of $741,000;
•	investment in computer software of $627,000;
•	investment in demonstration units of $334,000;
•	investment in tooling costs of $326,000; and
•	investment in leasehold improvement costs and the purchases of computers and other equipment of $180,000.
For the year ended March 31, 2016, the cash used consisted primarily of:
•	investment in demonstration units of $391,000;
•	investment in tooling costs of $326,000;
•	the purchases of computers and other equipment of $171,000, and
•
offset by the net cash we received in the Motion Acquisition of $653,000 and by $16,000 related to a cash refund received from a former Motion vendor that we had not identified as a receivable at the time of the transaction.

Net cash provided by financing activities for the year ended March 31, 2017 was $135,000, compared to $8,495,000 net cash used by financing activities for the year ended March 31, 2016.  Net cash provided by financing activities for the year ended March 31, 2017 was primarily related to the issuance of common stock through our employee stock purchase plan of $135,000. Net cash used in financing activities for the year ended March 31, 2016 was primarily related to net repayments of our bank indebtedness of $9,098,000, which we incurred in connection with the Motion Acquisition, partially offset by the issuance of shares of our common stock related to the exercise of stock options and through our employee stock purchase plan of $603,000.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.
(c)	Changes in internal control over financial reporting.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 9B.  Other Information.
None.

PART III
As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to our definitive proxy statement to be used in connection with our 2017 Annual Meeting of Stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended March 31, 2017 (the “2017 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be contained in the 2017 Proxy Statement, which information is hereby incorporated by reference into this Annual Report by reference.

Item 11.  Executive Compensation
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

Item 14.   Principal Accounting Fees and Services
 The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2017 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June 2017.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Holleran	Chief Executive Officer (Principal Executive Officer)	June 14, 2017
Mark Holleran

/s/ Tom Wilkinson	Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2017
Tom Wilkinson

/s/ Philip S. Sassower	Chairman of the Board	June 14, 2017
Philip S. Sassower

/s/ Brian E. Usher‑Jones	Director	June 14, 2017
Brian E. Usher‑Jones

/s/ Andrea Goren	Director	June 14, 2017
Andrea Goren

/s/ Thomas B. Pickens	Director	June 14, 2017
Thomas B. Pickens

/s/ Kent Misemer	Director	June 14, 2017
Kent Misemer

/s/ Donald F. Neville	Director	June 14, 2017
Donald F. Neville

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Xplore Technologies Corp.:

We have audited the accompanying consolidated balance sheets of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2017 and 2016 as well as the related consolidated statements of income and operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Xplore Technologies Corp. and its subsidiary as of March 31, 2017 and 2016, including the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP
Austin, TX
June 14, 2017

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands)

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,460	$5,594
Accounts receivable, net	10,452	14,277
Inventory, net	12,858	14,858
Prepaid expenses and other current assets	469	800
Total current assets	27,239	35,529
Fixed assets, net	1,862	1,003
Intangible assets, net	1,425	1,785
Goodwill	15,159	14,872
	$45,685	$53,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$7,342	$9,611
Accrued liabilities	2,266	3,409
Deferred revenue and current warranty liabilities	3,145	4,413
Total current liabilities	12,753	17,433
Deferred revenue and non-current warranty liabilities	3,650	4,568
Total liabilities	16,403	22,001
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000, and 5,000, respectively; shares issued none and none, respectively	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,970 and 10,908, respectively	11	11
Additional paid-in capital	171,784	171,138
Accumulated deficit	(142,513)	(139,961)
	29,282	31,188
	$45,685	$53,189

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Years Ended March 31,
	2017	2016
Revenue	$77,928	$100,530
Cost of revenue	55,956	69,183
Gross profit	21,972	31,347

Expenses:
Sales, marketing and support	12,370	15,096
Product research, development and engineering	4,462	5,771
General administration	7,193	9,427
	24,025	30,294
Income (loss) from operations	(2,053)	1,053

Other income (expense):
Interest expense	(173)	(58)
Cost of integration	—	(913)
Other income (expense)	(197)	(450)
	(370)	(1,421)
Income (loss) before income taxes	(2,423)	(368)
Income tax (expense) benefit	(129)	6
Net income (loss)	$(2,552)	$(362)

Income (loss) per common share, primary	$(0.23)	$(0.03)
Income (loss) per common share, fully diluted	$(0.23)	$(0.03)
Weighted average number of common shares outstanding, primary	10,938,057	10,848,255
Weighted average number of common shares outstanding, fully diluted	10,938,057	10,848,255

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2015	10,784,187	$11	$168,379	$(139,599)	$28,791
Shares issued for ESPP	22,837	—	138	—	138
Shares issued for exercise of stock options	101,331	—	465	—	465
Stock-based compensation	—	—	2,156	—	2,156
Net (loss)	—	—	—	(362)	(362)
Balances, March 31, 2016	10,908,355	$11	$171,138	$(139,961)	$31,188
Shares issued for ESPP	62,029	—	135	—	135
Stock-based compensation	—	—	511	—	511
Net (loss)	—	—	—	(2,552)	(2,552)
Balances, March 31, 2017	10,970,384	$11	$171,784	$(142,5137)	$29,282

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$(2,552)	$(362)
Items not affecting cash:
Depreciation and amortization	1,571	1,730
Provision for doubtful accounts	(91)	69
Stock‑based compensation expense	511	2,156
Loss on disposal of asset	28	—
Changes in operating assets and liabilities:
Accounts receivable	3,916	(329)
Inventory	2,000	(1,180)
Prepaid expenses and other current assets	331	(514)
Accounts payable and accrued liabilities, including deferred revenue	(5,598)	(6,717)
Net cash provided by (used in) operating activities	116	(5,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received (paid) in purchase transaction	(287)	669
Additions to fixed assets	(2,098)	(888)
Net cash used in investing activities	(2,385)	(219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	50,476	18,000
Repayment of short-term indebtedness	(50,476)	(27,098)
Net proceeds on issuance of Common Stock	135	603
Net cash provided by (used in) financing activities	135	(8,495)
CHANGE IN CASH AND CASH EQUIVALENTS	(2,134)	(13,861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,594	19,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,460	$5,594
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$173	$58
Payments for income taxes, net of refunds	$129	$8

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
	Fair Value	Weighted Average Estimated Useful Life (In Years)
Cash and cash equivalents	$653
Accounts receivable	7,383
Inventory	6,101
Other assets	7
Fixed assets	470	3
Goodwill	15,159
Identifiable intangible assets	2,130	6
Accounts payable and accrued liabilities	(14,092)
Deferred revenue and warranty liabilities	(8,732)
Total purchase price	$9,079

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets, identifiable intangible assets and liabilities assumed in a business combination and the potential synergy of combining the operations of the Company and Motion.  The Company expects the entire amount of goodwill recorded in this acquisition will be deducted for tax purposes ratably over a 15-year period.  The identified intangible assets consist of trademarks, copyrights, and developed technology, including patents.  The estimated fair values of the trademark, copyrights and developed technology were determined using the “Relief from Royalty” method.  Trademark, developed technology, non-compete and customer relationship will be amortized on a straight-line basis over their estimated useful lives.  The Company expects the amortization of acquired intangibles will be approximately $400 per year for the remaining estimated useful lives.
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
Long-lived asset impairment
Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.  As a result of a decline in the Company’s revenue and stock price, the Company made an assessment of impairment at March 31, 2017.  Based on that assessment, no impairment had occurred.
b)	Cash and cash equivalents and liquidity
Cash and cash equivalents comprise cash and highly liquid investments with original maturities of less than ninety days.
The Company had cash and cash equivalents of approximately $3.5 million at March 31, 2017, working capital of approximately $14.5 million and total equity of approximately $29.3 million.  The Company’s management believes that it has adequate cash and cash equivalents on hand and cash flow from operations to finance its operations for at least 12 months.
The Company also has available a line of credit (Note 5).

Foreign Currency Transactions
The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the fiscal year ended March 31, 2017 and 2016, the Company reported a loss in foreign currency transactions of $153 and $472, respectively.
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
The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when either the product has been shipped, or when it has been received, depending upon agreed shipping terms.  Shipments are based on firm purchase orders from our customers with stated terms. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstance, in which, such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party.  To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.  At March 31, 2017 and 2016, the Company had deferred revenue of $5,089 and $7,256, respectively, from separately priced extended warranty contracts, of which $3,105 and $2,984, respectively, is reflected as a non-current liability on the accompanying consolidated balance sheets.
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
Cost of revenue also includes warranty costs. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its warranty. The specific warranty terms and conditions generally included are technical support, repair parts, and labor for a period that is generally three years. The Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary and any change, based on current information, is recorded as a change in estimate.  The estimates have not required significant adjustment due to actual experience, however the Company has reclassified amounts related to the Motion Acquisition.
The changes to the warranty liabilities are as follows:
	Years Ended March 31,
	2017	2016

Beginning balance	$1,725	$516
Aggregate changes for accrual related to guarantees issued	645	421
Aggregate changes to acquisition of Motion	-	1,115)
Aggregate reductions for payments made	(664)	(327)
Ending balance	$1,706	$1,725
Warranty recorded as a current liability	$1,161	$141
Warranty recorded as a non-current liability	$545	$1,584

h)	Income taxes
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
The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2017 and 2016.

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
While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits.  The Company had cash balances in excess of federally insured limits of approximately $3,050 at March 31, 2017.  The Company has not experienced any losses in such accounts.
Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2017 and March 31, 2016 was $62 and $153, respectively.
The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature.
k)	Earnings (Loss) Per Share
Basic earnings (loss) per share has been computed based on the weighted‑average number of shares of common stock issued and outstanding during the year, and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. There was no need to calculate diluted earnings per share for either of the years ended March 31, 2017 and 2016.
The following securities were not considered in the earnings per share calculation at their common stock equivalent for the years ended:
	March 31, 2017	March 31, 2016
Options	1,907,124	1,915,458
Warrants	100,000	120,000
	2,007,124	2,035,458

l)	Recent accounting pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.
In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company is required to adopt the guidance in the first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its Condensed Consolidated and Combined Financial Statements.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

3. INVENTORY
	March 31,
	2017	2016
Finished goods	$7,248	$9,145
Computer components	5,610	5,713
Total inventory	$12,858	$14,858
These amounts are presented net of a reserve for slow moving inventory and obsolescence totaling $1,246 and $1,405 as of March 31, 2017 and 2016, respectively.
During the year ended March 31, 2017, the Company made a change in estimate regarding the carrying value of inventory, including reassessing the amount of manufacturing costs, shipping costs and obsolescence reserves, which resulted in a net increase in the carrying value of inventory totaling $249 as of March 31, 2017.

4. FIXED ASSETS
	March 31,
	2017	2016
Cost
Tooling and fixtures	$2,055	$2,872
Office equipment and leasehold improvements	1,159	1,109
Computer equipment and demonstration units	739	801
Computer software	679	715
	4,632	5,497
Accumulated depreciation
Tooling and fixtures	1,298	2,170
Office equipment and leasehold improvements	928	1,064
Computer equipment and demonstration units	512	583
Computer software	32	677
	2,770	4,494
Total fixed assets, net	$1,862	$1,003

Depreciation and amortization expense was $1,571 and $1,730 during the years ended March 31, 2017 and 2016, respectively.

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
On April 17, 2015, the Company terminated the ARPA and entered into a new credit agreement in connection with the consummation of the Motion Acquisition.  There were no borrowings under the ARPA immediately prior to such termination.  The Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 Bank (the “Square 1 Credit Agreement”) pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement has a two-year term. Payment and performance under the Square 1 Credit Agreement was secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiaries. Pursuant to the Square 1 Credit Agreement, the loans consisted of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time could not exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time could not exceed $4 million through April 16, 2016, and thereafter stepped down in $480,000 increments every three months until the cap reached $2.08 million, which was the maximum allowable amount outstanding at any one time thereafter until the maturity date.
On April 17, 2017, the Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), pursuant to which Bank of America provided the Company with a revolving asset based line of credit up to $15 million.  The new facility with Bank of America has a three-year term, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon the Company’s fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.   As of June 9, 2017 the Company has a balance of $631 on this line of credit.
The Bank of America Credit Agreement contains a financial covenants regarding available liquidity, which is tested monthly.  Failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Bank of America to make loans and extend credit under the Bank of America Credit Agreement. The Bank of America Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Company and its subsidiary to cause Bank of America to make loans. The Bank of America Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. The Company agreed to a financial covenant requiring that the sum of the aggregate undrawn portion of the loans available under the Bank of America Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company’s monthly financial statements provided to Bank of America, as required under the Bank of America Credit Agreement, shall be at least $3 million.
On March 31, 2017, there were no borrowings under the Square 1 Credit Agreement and at its maturity and replacement no amounts were due and no amounts were funded under the Bank of America Credit Agreement.

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

Warrants Outstanding
At March 31, 2017, there were warrants outstanding to purchase an aggregate of 100,000 shares of the Company’s common stock outstanding, all of which are fully exercisable as detailed in the table below:

Number of Warrants/Number Exercisable	Exercise Price (1)	Expiration Date
100,000	$6.25	October 24, 2017

(1) Exercise price may change subject to anti-dilutive terms.

7. STOCK‑BASED COMPENSATION PLAN

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
On August 3, 2016, the Company granted to an officer of the Company 30,000 restricted stock units (“RSUs”) valued at $72, based upon the closing price of the Company’s common stock of $2.39 per share on the date of grant.  These RSUs had a three year vesting schedule, but were forfeited on December 2, 2016 due to termination of service by the officer.
On February 1, 2017, the Company granted to two new members of the board of directors options to purchase 60,000 shares of the Company’s common stock at $2.40 per share, vesting over three years.  The fair value of these options was $92.
On February 6, 2017, our board of directors approved the issuance of 171,000 RSUs to certain of our non-officer employees valued at $340, based on the closing price of our common stock of $1.99 per share on the date of the grant.  These RSUs vest over a three-year period.
The Board of Directors approved the following grants of options:
Grants To:	Directors		Officers		Non-Officer Employees
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
June 2014	-	-	-	-	45,000/10,000	$6.28/$6.16
August 2014	-	-	-	-	20,000	$6.28
November 2014	-	-	-	-	5,000	$5.90
February 2015	-	-	-	-	20,000	$6.58
February 2015	-	-	-	-	5,000/5,000	$6.69/$7.09
March 2015	197,865	$6.00	344,200	$6.00	-	-
April 2015	115,374	$6.38	125,000	$6.38	-	-
November 2015	-	-	209,282	$5.49	40,000/20,000	$5.49/$5.91
February 2017	60,000	$2.40	-	-	-	-

A summary of the activity in the 2009 Stock Plan during the years ended March 31, 2017 and 2016 is as follows:
	Years Ended March 31,
	2017		2016
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	1,915,458	$5.40	1,905,405	$6.30
Granted	60,000	$2.40	509,656	$5.93
Exercised	—	$—	(101,330)	$4.59
Forfeited	(68,334)	$5.87	(398,273)	$10.55
Outstanding and expected to vest at end of year	1,907,124	$5.29	1,915,458	$5.40

A summary of the RSU activity in the Stock Plan during the twelve months ended March 31, 2017 was as follows:
	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2016	—	$—
Granted	201,000	2.05
Converted to Shares	—	—
Forfeited	(37,000)	2.31
Outstanding at end of period	164,000	$1.99

No options were exercised in fiscal 2017. In fiscal 2016, options to purchase 101,330 shares of common stock were exercised, pursuant to which the Company received $465 of cash.  The intrinsic value and tax benefit realized for options exercised in the year ended March 31, 2016 was $101.
At March 31, 2017, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan is 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards under the 2009 Stock Plan is 4,268.
A summary of the options outstanding and exercisable at March 31, 2017 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.40–3.43	60,000	7.3	—	—
$3.44–7.50	1,845,874	3.7	1,620,026	3.7
$7.51–15.20	1,250	0.2	1,250	0.2
	1,907,124	3.8	1,621,276	3.7
At March 31, 2017, the weighted average exercise price of options exercisable is $5.34.

The options have been valued separately using the Black‑Scholes methodology. The options issued to the Board of Directors, officers and non-officers have different expected terms and, accordingly, different volatility and discount rates as follows:

Grants To:	Directors			Officers			Non-Officer Employees
Assumptions	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate
Fiscal 2017	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%
Fiscal 2016	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%

There were assumed to be no dividends paid to holders of the Company’s common stock for either year.
The Company recorded stock compensation cost of $511 and $2,156 for the years ended March 31, 2017 and 2016, respectively. This expense was recorded in the employee related functional classification.  Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at March 31, 2017 was $476, which is to be recognized over the next three years.
All outstanding stock options have strike prices greater than the market price of $2.05 as of March 31, 2017, and therefore had no intrinsic value. The weighted average grant date fair value of options granted during the year ended March 31, 2017 was $1.53 per share.
b)  2009 Employee Stock Purchase Plan
The Board of Directors approved an employee stock purchase plan (the “ESPP”), which was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009.  The offering price per common share and number of common shares purchased for the years ended March 31, 2017 and 2016 are as follows (with 2017 being an average):
	Years Ended March 31,
	2017	2016
Offering Price per Common Share	$2.17	$6.03
Common Shares Purchased	$62,029	$20,390

8. INCOME TAXES
The tax effect of temporary differences that give rise to future income tax assets are as follows:
	Years Ended March 31,
	2017	2016
Deferred income tax assets:
Net operating losses	$27,779	$26,258
Accrued liabilities	200	207
Deferred revenue	1,223	746
Inventory allowance	478	492
Other items	22	179
Valuation allowance	(29,702)	(27,882)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:
	Years Ended March 31,
	2017	2016
Combined basic US statutory rates	35%	35%
Income taxes (recovery) based on the above rates	$(848)	$(127)
Increase in income taxes resulting from:
Permanent difference—stock compensation	179	719
Permanent difference—meals & entertainment	43	40
Other	755	(638)
Income tax expense (benefit)	$129	$(6)
The income tax expense of $129 for fiscal year 2017 represents alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period.  The income tax benefit of $6 for fiscal year 2016 represents a true up of the prior year accrual to actual.  The prior year had federal income taxes due to the alternative minimum tax computation’s limitation of the utilization of net operating loss carry forwards and the alternative minimum tax rate of 20%.
The Company has accumulated net operating losses for income tax purposes totaling approximately $79,369, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income.  Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as the Company’s management does not believe that recovery is more likely than not. The right to claim these losses will expire beginning 2018.
Tax years that remain open for examination by the Internal Revenue Service include 2012, 2013, 2014 and 2015.

9. FINANCIAL INSTRUMENTS AND CREDIT RISK
Interest rate risk
At March 31, 2017, the interest rate on the loans under the Square 1 Loan Agreement is variable, and was equal to the prime rate in effect from time to time plus 1.25% per annum, provided that the interest rate on any day shall not be less than 4.5% per annum. As of March 31, 2017, there was no balance due under the Square 1 Loan Agreement.
Foreign exchange risk
The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the year ended March 31, 2017 and 2016, the Company reported a loss in foreign currency transactions of $153 and $472, respectively.  The Company’s foreign currency transactions and accounts receivable balances as of March 31, 2017 were as follows:
	Year Ended March 31,
	2017	2017
	AR	Sales
Australian Dollar	385	2,893
British Pound	460	939
Canadian Dollar	34	560
Euro	505	2,150

Credit risk
Information regarding the Company’s accounts receivable credit risk is as follows:
As of March 31,	Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Percentage Share of Total Receivables
2017	$10.5	1	11%
2016	$14.3	2	42%

The receivables representing 11% of the accounts receivable balance at March 31, 2017 was subsequently collected.
Supplier Risk
The Company relies on a three suppliers for the majority of its finished goods. At March 31, 2017 and 2016, the Company owed the suppliers $6,237 and $6,606, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from these suppliers for the years ended March 31, 2017 and 2016 were $37,812 and $48,017, respectively.

10. SEGMENTED INFORMATION
The Company operates in one segment, the sale of rugged mobile tablet PC systems. Approximately 73% of the Company’s revenue for fiscal 2017 was derived from sales in the United States.  For the fiscal year ended March 31, 2016, the United States accounted for 68% of the revenue.
The distribution of revenue by country is segmented as follows:
	Years Ended March 31,
	2017	2016
Revenue by country:
United States	$56,669	$68,825
All other countries	21,259	31,705
	$77,928	$100,530
The Company has a variety of customers and in any given year a single customer can account for a significant portion of sales. For the year ended March 31, 2017, the Company had two customers that had sales that were greater than 10% of total revenue, and these two customers were located in the United States. For the year ended March 31, 2016, the Company had two customers that had sales that were greater than 10% of total revenue, and these two customers were located in the United States. The percentages of total revenue from these customers are as follows:
Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue	Percentage Share of Total Revenue
2017	$77.9	2	36%	36%
2016	$100.5	2	34%	34%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2017 and 2016.

11. COMMITMENTS AND CONTINGENT LIABILITIES
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
Rent expense for the years ended March 31, 2017 and 2016 was $802 and $1,002, respectively.
Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2018	$753
2019	767
2020	504
$2,024
b) Purchase commitment
At March 31, 2017, the Company had purchase obligations extending into fiscal 2018 of approximately $30,704 related to inventory and product development items.
c)          Litigation
At March 31, 2017, the Company and its subsidiaries were not involved in any material legal actions.

12. RELATED PARTY TRANSACTIONS
During the fiscal year ended March 31, 2017 and 2016, the Company purchased approximately $1 and $117, respectively, in components for its tablet PCs from Ember Industries, Inc., a contract manufacturer.  Thomas F. Leonardis, a member of the Board of Directors until his resignation on November 11, 2016, is the Chairman and Chief Executive Officer of Ember Industries.  The Company purchased the components from Ember Industries pursuant to standard purchase orders at Ember Industries’ standard prices.  The disinterested members of the Board of Directors reviewed, approved and ratified the Company’s purchase of component parts from Ember Industries on the described terms.
On May 1, 2015, the Board of Directors amended the Company’s transaction bonus pool such that the 15% formerly unallocated portion of the transactional bonus pool was allocated to Philip Sassower, who acted as the Company’s Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of the Board of Directors.  In November 2015, the Board of Directors reconsidered the reallocation of the pool and returned that portion of the pool to the unallocated portion.
On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of Mr. Sassower and Mr. Goren, of an annual fee of $300 from $287.5 in the prior year, for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower, who acted as the Company’s Chief Executive Officer through March 28, 2017.  Additionally, the Company made a bonus payment of $100 to SG Phoenix LLC in the first quarter of fiscal 2016 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $400 and $388 for the years ended March 31, 2017 and 2016, respectively, respectively for these fees.
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

During the periods ended September 30, 2015, each member of the Board of Directors was paid a quarterly cash fee in the amount of $2.5 and an additional fee to each member of the Board of Director’s audit committee and compensation committee in the amount of $1 per quarter for each committee on which such member served. On June 15, 2016, the Board of Directors approved an increase in the quarterly fee to $6 per quarter and an increase in the quarterly committee fee to $2 for each committee on which such member serves, including the Board of Director’s nomination and corporate governance committee, up to a maximum of two committees for each member.  General administration expense includes an expense of $212 and $84 for each of the years ended March 31, 2016 and 2015, respectively, relating to these fees.
13. QUARTERLY DATA (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)	Quarter
	First	Second	Third	Fourth	Year
2017
Revenue	$16,473	$20,007	$24,499	$16,949	$77,928

Gross profit %	29.5%	28.2%	27.4%	28.1%	28.2%

Operating income (loss)	$(1,563)	$(445)	$443	$(488)	$(2,053)

Basic and diluted earnings (loss) per share	$(0.16)	$(0.05)	$0.02	$(0.04)	$(0.23)

2016
Revenue	$24,043	$28,853	$27,023	$20,611	$100,530

Gross profit %	33.9%	28.1%	32.7%	30.3%	31.2%

Operating income (loss)	$369	$403	$1,267	$(986)	$1,053

Basic and diluted earnings (loss) per share	$(0.02)	$0.01	$0.07	$(0.09)	$(0.03)

INDEX TO EXHIBITS
Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K, filed on November 2, 2012)
3.2	Amended and Restated By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 1 to Annual Report on Form 10-K, filed on July 7, 2016)
3.3
Certificate of Designations of Series E Participating Preferred Stock of Xplore Technologies Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2016)

4.1
Specimen Stock Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, filed on March 12, 2013, Registration Statement No. 333-187198)

4.2
Rights Agreement, dated July 1, 2016, between Xplore Technologies Corp., as the Company, and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2016)

10.1†
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
10.4
Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.5
Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.5
Fifth Amendment to Lease Agreement, dated May 31, 2014, between G&I VII Summit Tech, LP and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

10.6
Foreclosure Purchase and Sale Agreement, dated April 16, 2015, between Xplore Technologies Corporation of America, Motion Computing, Inc., Motion Computing Pty, Ltd., Motions Computing Holding Company, Inc. and Square 1 Bank (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 17, 2015)

10.7
Loan and Security Agreement, dated April 17, 2017, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 19, 2017)

10.8
Lease Agreement, dated October 22, 2015, between KBS Sor Austin Suburban Portfolio, LLC and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed on June 29, 2016)

10.9**
Employment Agreement, dated as of June 30, 2006, by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.10**	Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)
10.10**	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009)
10.11**	Xplore Technologies Corp. Employee Transaction Bonus Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)
21.1*	Subsidiaries of Xplore Technologies Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Mark Holleran, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certifications of Mark Holleran, Chief Executive Officer, and Tom Wilkinson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
**	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was granted by the SEC on May 14, 2007.
††	Portions of this agreement have been omitted pursuant to a request for confidential treatment, which was mailed to the SEC on June 25, 2014.