Form 10-K/A
period 2017-03-31
XPLORE TECHNOLOGIES CORP
filed 2017-07-28
CIK 1177845

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐  No ☒
As of September 30, 2016, the aggregate market value of the common equity held by non-affiliates of the registrant was $22,603,423 based on the closing sale price of $2.39, as reported on The NASDAQ Stock Market.
As of July 28, 2017, the registrant had 11,005,190 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note

This amendment to the Annual Report on Form 10-K of Xplore Technologies Corp., for the fiscal year ended March 31, 2017, as filed on June 14, 2017 and amended to date (the “Form 10-K”), is being filed for the purpose of (i) amending Part III, Item 10 to provide information regarding our Directors, Executive Officers and Corporate Governance, (ii) amending Part III, Item 11 to provide information regarding our executive compensation, (iii) amending Part III, Item 12 to provide information regarding security ownership of certain beneficial owners and management and related stockholder matters, (iv) amending Part III, Item 13 to provide information regarding certain relationships and related transactions and director independence, and (v) amending Part III, Item 14 to provide information regarding principal accounting fees and services.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of July 20, 2017:

Name	Age	Positions with our Company
Philip S. Sassower	77	Chairman of the Board of Directors
Mark Holleran	59	President and Chief Executive Officer
Tom Wilkinson	47	Chief Financial Officer and Corporate Secretary
Thomas B. Pickens, III	59	Director
Kent Misemer	67	Director
Andrea Goren	49	Director
Donald F. Neville	51	Director
Brian E. Usher‑Jones	71	Director

Philip S. Sassower served as our Chief Executive Officer from February 2006 until April 1, 2017 and has served as a member of our board of directors since December 2004.  Mr. Sassower is the Chief Executive Officer of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996.  From January 10, 2008 to January 7, 2010, Mr. Sassower served as a director of The Fairchild Corporation, a motorcycle accessories and aerospace parts and services company, and from May 13, 2008 to January 7, 2010, Mr. Sassower served as Chairman of the Board and Acting Chief Executive Officer of The Fairchild Corporation.  On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware.  On August 5, 2010, Mr. Sassower became Chairman of the Board and Chief Executive Officer of iSign Solutions, Inc. (formerly Communication Intelligence Corporation) (OTCQB: ISGN), an electronic signature solutions and biometric signature verification company.  Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC, our principal stockholder, which we refer to in this report as Phoenix.  Mr. Sassower’s qualifications to serve on our board of directors include more than 40 years of business and investment experience and his extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing new business strategies.

Mark Holleran has served as our President since February 2006, and was appointed as our Chief Executive Officer effective April 1, 2017.  Prior to being named as Chief Executive Officer, Mr. Holleran served as our Chief Operating Officer since February 2006.  Mr. Holleran served as our Vice President of Sales from April 2003 to February 2006.
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
Thomas B. Pickens III has served as a member of our board of directors since November 2016.  Mr. Pickens is the Chairman and Chief Executive Officer of Astrotech Corporation (NASDAQ: ASTC).  Mr. Pickens is also the Managing Partner and Founder of Tactic Advisors, Inc., a company specializing in corporate turnarounds on behalf of creditors and investors. Since 1985, Mr. Pickens has served as President of T.B. Pickens & Co. From 1991 to 2002, Mr. Pickens was the Chairman of multiple companies, including U.S. Utilities, Inc., Code Corporation, Catalyst Energy Corporation and United Thermal Corporation. Mr. Pickens was also the President of Golden Bear Corporation, Slate Creek Corporation, Eury Dam Corporation, Century Power Corporation and Vidilia Hydroelectric Corporation.  Mr. Pickens’ qualifications to serve on our board of directors include his extensive senior management experience, as well as his experience as a member of multiple corporate boards.

Andrea Goren has served as a member of our board of directors since December 2004.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  In December 2010, Mr. Goren was appointed as Chief Financial Officer of iSign Solutions, Inc. (formerly Communication Intelligence Corporation) (OTCQB: ISGN).  Mr. Goren has also served as a director of iSign Solutions, Inc. since August 5, 2010.  Mr. Goren is co-manager of the managing member of Phoenix, our principal stockholder.  Mr. Goren’s qualifications to serve on our board of directors include his experience and knowledge acquired in more than 18 years of private equity investing and his extensive experience working with management teams and boards of directors.

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
Donald F. Neville has been a member of our board of directors since January 2017. Mr. Neville is currently the Chief Executive Officer and Chairman of the Board of Terra-HydroChem, Inc.  Mr. Neville served as a board member and chair of the audit committee for Stubb’s Legendary Bar-B-Q for over twenty years until the company was sold to McCormick’s in 2015.  Mr. Neville previously held executive positions at Field Asset Services, Inc., Reddwerks Corporation, Argyle Security, Inc. (OTCBB: ARGL), ClearCube Technology, Inc. and other technology companies.  Mr. Neville began his career as a Certified Public Accountant with Deloitte.  Mr. Neville’s qualifications to serve on our board of directors include his extensive executive and financial management experience and his experience as a member of multiple corporate boards.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2017 fiscal year except for (i) late Forms 3 filings for John Graff, Vice President of Marketing, and Messrs. Pickens and Neville, directors, (ii) late Forms 5 filings for Messrs. Pickens and Neville, and (iii) a late Form 4 for each of Mark Holleran, President and Chief Executive Officer, Andrea Goren, director, Philip Sassower, Chairman of the Board, and Mr. Graff.

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

Audit Committee

Our audit committee must consist of not less than three members of our board of directors, each of whom must be independent, as defined by the rules of the Securities Exchange Commission and The NASDAQ Stock Market, or NASDAQ.  The current members of our audit committee are Brian Usher-Jones, Donald F. Neville and Kent A. Misemer.  Mr. Neville acts as chair of our audit committee. Prior to December 2016, when he retired from our board of directors, Thomas Leonardis was a member of our audit committee.  Mr. Usher-Jones, Mr. Neville and Mr. Misemer are independent, as defined by the rules of the Securities Exchange Commission and under the current listing standards of NASDAQ.  Our board of directors has determined that Donald F. Neville meets the criteria of an “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  Mr. Neville’s background and experience include his former qualification as a certified public accountant and his extensive financial management experience, including as the Chief Financial Officer for Field Asset Services, Inc., Reddwerks Corporation, Argyle Security, Inc. and ClearCube Technology, Inc.

Item 11.  Executive Compensation
Summary Compensation Table
The following table sets forth the compensation for our fiscal years ended March 31, 2017 and 2016 earned by or awarded to, as applicable, our principal executive officer, principal financial officer, and our other most highly compensated executive officers as of March 31, 2017.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”
Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)		Option Awards US($)(1)		Total US($)
Philip S. Sassower, Chairman of the	2017	324,000	(2)	90,000	(3)	—		—		390,000
Board and Chief Executive Officer*	2016	297,500	(2)	100,000	(3)	—		347,202		734,702

Mark Holleran, President and Chief	2017	325,000		120,250	(4)	—		—		445,250
Operating Officer*	2016	325,000		325,000	(4)	—		215,506		865,506

Tom Wilkinson, Chief Financial	2017	300,000		81,000	(5)	—		—		381,000
Officer and Corporate Secretary	2016	148,945	(5)	120,000	(5)	—		222,321		442,216

Michael J. Rapisand, Chief Financial	2017	—		—		—		—		—
Officer and Corporate Secretary	2016	99,205	(6)	—		—		143,671	(6)	242,876

Peter Poulin	2017	166,667	(7)	—		71,700	(7)	—		238,367
Chief Marketing Officer	2016	250,000		75,000	(7)	—		—		325,000

* Mr. Holleran was named our Chief Executive Officer effective April 1, 2017.
(1)
Option award amounts included in this table reflect the grant day fair value of option grants within the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black‑Scholes valuation model.

(2)
During fiscal years 2017 and 2016, Mr. Sassower was compensated for his services as our Chief Executive Officer through payments we make to SG Phoenix LLC, which is controlled by Mr. Sassower and Andrea Goren, a member of our board of directors.  SG Phoenix LLC received $300,000 and $287,500 in fiscal years 2017 and 2016, respectively, in connection with the services of Mr. Sassower as our Chief Executive Officer.  Mr. Sassower also serves as the chairman of our board of directors, and receives cash fees for his service on our board of directors.  Mr. Sassower was paid $24,000 and $10,000 in cash fees for fiscal years 2017 and 2016, respectively, in connection with being a member of our board of directors.  Mr. Sassower received option awards in connection with his service on our board of directors and for his service as our Chief Executive Officer.  In April 2017, the contract with SG Phoenix LLC expired on its own terms. While conducting a review of our executive compensation, our board of directors extended payments under this agreement on a month-to-month basis at the rate of $300,000 per year ($25,000 per month) for the services of Mr. Sassower as our chairman of the board.  In July 2017, our board of directors completed such review.  Based on its findings, effective August 1, 2017, our board of directors, with support from an international consulting firm, approved direct compensation to our chairman of the board of $92,000 per year, to be payable monthly in the amount of $7,667, and terminated the month-to-month payments to SG Phoenix LLC as of August 1, 2017.

(3)
A discretionary bonus of $90,000 and $100,000 was paid to SG Phoenix LLC for the fiscal years 2017 and 2016, respectively, for services rendered by Mr. Sassower as our Chief Executive Officer in connection with achieving certain revenue, cash flow, profitability, leadership and communication objectives.

(4)
Under the terms of Mr. Holleran’s employment agreement, he had the opportunity to earn a cash performance bonus of up to 100% of his base salary of $325,000 in fiscal year 2017 and 2016 based on the achievement of various objectives.  Mr. Holleran earned $120,250 and $325,000 of the performance bonus under his employment agreement in fiscal years 2017 and 2016, respectively, in connection with achieving certain revenue, cash flow, profitability, staffing, product development, financial controls and communication objectives in each year.

(5)
Mr. Wilkinson joined us as Chief Financial Officer on December 1, 2015, after serving as Interim Chief Financial Officer beginning in August 2015, as a consultant.  During the consulting period, Mr. Wilkinson received $48,945 in fees which are included in the salary figure presented.  Under the terms of Mr. Wilkinson’s Management by Objective (MBO) bonus plan, in fiscal year 2017 and 2016, he had the opportunity to earn a cash bonus of up to 40% of his total base salary of $300,000, or $120,000, based on his achievement of revenue, cash flow and profitability objectives, as well as objectives related to transition of financial leadership and integration related to the Motion Acquisition.   Mr. Wilkinson earned $81,000 and $120,000 of the performance bonus in fiscal years 2017 and 2016, respectively, as a result of his level of achievement of these goals.

(6)
Mr. Rapisand served as our Chief Financial Officer until early August 2015.  In April 2015, Mr. Rapisand was awarded options to purchase 50,000 shares at $6.38 per share.  However, these options were unvested and cancelled when Mr. Rapisand terminated his employment.

(7)
Mr. Poulin joined us in April 2015 as a result of the Motion Acquisition, and served as our Chief Marketing Officer until early December 2016.  Under the terms of Mr. Poulin’s Management by Objective (MBO) bonus plan, in fiscal years 2016, he had the opportunity to earn a cash bonus of up to $50,000 on his achievement of revenue, cash flow and profitability objectives.   Mr. Poulin earned $50,000 of the performance bonus in fiscal years 2016 based upon his achievement of these goals.  Mr. Poulin also earned $25,000 as a retention bonus. In August 2016, Mr. Poulin was granted 30,000 restricted stock units valued at $71,700 based upon the closing price of our stock of $2.39 per share as of the date of grant.  These restricted stock units were unvested and cancelled when Mr. Poulin terminated his employment.

Elements of Our Compensation Program

The compensation of our executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time.  Our executives’ compensation has three primary components: base salary; an annual cash incentive bonus; and equity‑based compensation.  In addition, we provide our executives with benefits that are generally available to our other salaried employees.  While serving as our Chief Executive Officer, Mr. Sassower received compensation for his services as our Chief Executive Officer through payments we made to SG Phoenix LLC, which is controlled by Mr. Sassower and Andrea Goren, a member of our board of directors. In April 2017, the contract with SG Phoenix LLC expired on its own terms. While conducting a review of our executive compensation, our board of directors extended this agreement on a month-to-month until August 1, 2017.

As a relatively small company, we recognize that we must pay salaries that help us to attract and retain talented executives who will help us grow, while staying within budgetary constraints.  We reward outstanding performance with cash bonuses that in large part are based on financial measures, such as revenue, cash flow, profitability and earnings before interest, taxes, depreciation or amortization, or EBITDA, targets, and the achievement of strategic goals and corporate milestones.  In addition, we reward our executives with equity‑based compensation, as we believe equity compensation provides an incentive to our executive officers to build value for us over the long-term and aligns the interests of our executive officers with those of our stockholders.  Generally, we use stock options as our equity‑based compensation because we believe that options generate value to the recipient only if the price of our common stock increases during the term of the option.  Other than in the event of a change of control, the stock options granted to our executives generally vest solely based on the passage of time.  We believe these elements support our underlying philosophy of attracting and retaining talented executives, while remaining within our budgetary constraints, and also creating cash incentives that reward company-wide and individual performance and aligning the interests of our executive officers with those of our stockholders by providing our executive officers equity‑based incentives to ensure motivation over the long-term.

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

Each of our named executive officers (other than Mr. Sassower) participates, or participated, in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 4, 5, 6 and 7 in the summary compensation table for fiscal years 2017 and 2016 above.  The MBO plan of Mr. Holleran is set forth in his employment agreement discussed below.

Equity‑Based Compensation.  We use stock options and restricted stock units, or RSUs, to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success.  Authority to make stock option and RSU grants to our executive officers rests with our board of directors.  In determining the size of stock option and RSU grants, our board of directors considers our actual performance against our strategic plan, individual performance, the extent to which shares subject to previously granted options are vested and the recommendations of our Chief Executive Officer, other members of senior management and our compensation committee.

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

On August 3, 2016, our board of directors approved the grant of 30,000 RSUs to one of our officers, valued at $71,700, based upon the closing price of our common stock of $2.39 per share on the date of grant.  These RSUs had a three year vesting schedule, but were forfeited on December 2, 2016 due to termination of service by the officer.

On February 1, 2017, our board of directors approved a grant of options to purchase a total of 30,000 shares of our common stock, at $2.40 per share, vesting over three years, to each of the two new members of our board of directors.

Transaction Bonus Plan. Our named executive officers, along with other employees, are eligible to participate in our Transaction Bonus Plan, which is designed to incent and reward our senior management employees upon the sale of our company.  Under the plan, an amount equal to 5% of the net proceeds from a sale transaction, up to approximately $69 million currently, with such amount subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction, and 10% of the remaining net proceeds from a sale, in each case after deducting the transaction expenses, will be available for payment to participants under the plan.  Our board of directors approved the plan to adjust the amount of consideration that the participants in the plan are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties, each of which the plan defines as a “Transaction.”  As of March 31, 2017, the bonus pool under the plan was allocated as follows:  50% of the pool to Mark Holleran, our President and now Chief Executive Officer and 5% of the pool to a non-executive officer, with the balance unallocated.  On June 21, 2017, an additional 10% of the bonus pool was allocated to Tom Wilkinson, our Chief Financial Officer.
Compensation of Chairman.  In August 2016, our board of directors approved the payment of $300,000 in annual cash fees, retroactive to April 1, 2016, payable monthly in the amount of $25,000, to SG Phoenix LLC, an entity controlled by Philip Sassower (our Chairman of the Board) and Andrea Goren (a director), for services rendered by Mr. Sassower.  Additionally, our board of directors approved a $90,000 discretionary bonus to be paid to SG Phoenix LLC for services rendered by Mr. Sassower in connection with achieving certain revenue, cash flow, leadership, communication and profitability objectives. In April 2017, the contract with SG Phoenix LLC expired on its own terms. While conducting a review of our executive compensation, our board of directors extended payments under this agreement on a month-to-month basis at the rate of $300,000 per year ($25,000 per month) for the services of Mr. Sassower as our chairman of the board. In July 2017, our board of directors completed such review. Based on its findings and effective August 1, 2017, the board of directors, with support from an international consulting firm, approved direct compensation to Mr. Sassower as our chairman of the board of $92,000 per year, to be payable monthly in the amount of $7,667, and terminated the month-to-month payments to SG Phoenix LLC as of August 1, 2017.
Employment Agreements
Mark Holleran
On June 30, 2006, we entered into an employment agreement with Mark Holleran, our President, and now our Chief Executive Officer.  The agreement was for a period of two years, and is automatically renewable for additional one year periods unless either party gives written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year.  The agreement automatically renewed in June 2017 for an additional year.  In consideration for his services, during the term of his employment agreement Mr. Holleran is entitled to receive a base salary of $325,000 per year, subject to any increase as may be approved by our board of directors.  Mr. Holleran is also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenue, cash flow, profitability, EBITDA, product development, hiring new employees, retention of staff, financial controls and communication, including additional financing.  In addition, we may award, in our sole discretion, Mr. Holleran additional discretionary bonuses in recognition of his performance.
Mr. Holleran is also eligible to participate in our Transaction Bonus Plan in the event of the sale of our company during the term of Mr. Holleran’s employment agreement, as described above.  Mr. Holleran will be entitled to receive 50% of the total amount of the plan’s bonus pool.
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
Severance and Change in Control Benefits
Mark Holleran, our President and Chief Executive Officer, has a provision in his employment agreement that gives him severance benefits described above if his employment is terminated without cause.

We have established a Transaction Bonus Plan for our executive officers and other members of our senior management described above.  The transaction bonus program was originally outlined in Mr. Holleran’s employment agreement.  Under the terms of his employment agreement, Mr. Holleran is entitled to receive 50% of the total amount of the bonus pool under the plan if our business is sold during the term of his employment.  Mr. Wilkinson is entitled to receive 10% of the total amount of the bonus pool if our business is sold during the term of his employment.  Another 5% of the transaction bonus pool has been allocated to a non-executive officer and the remainder is unallocated.
We have chosen to provide these benefits to our executives because we believe we must remain competitive in the marketplace.  These severance and acceleration provisions and estimates of these change of control and severance benefits are described in the section entitled “Estimated Payments and Benefits upon Termination or Change in Control” below.
Pension Benefits. We do not sponsor any qualified or non-qualified defined benefit plans.  We do maintain a 401(k) plan for our employees, including our executive officers.  During the 2017 fiscal year, we provided for up to 3% match of contributions made by our employees, including contributions made by our executive officers (but not including our Chairman of the Board, who was our Chief Executive Officer during the year).
Nonqualified Deferred Compensation. We do not maintain any non-qualified defined contribution or deferred compensation plans.  Our board of directors may elect to provide our executive officers and employees with non-qualified defined contribution or deferred compensation benefits if it determines that doing so is in our best interests.
Other Benefits. Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees.
Change in Control Benefits.  Under our 2009 Stock Incentive Plan, which we refer to as the 2009 Stock Plan, in the event of certain business combinations, including the sale or lease of all or substantially all of our assets, or a merger or consolidation involving us in which the beneficial owners of our capital stock prior to such business combination own 50% or less of the outstanding shares of the common stock of the surviving entity after the business combination or a similar transaction, each of which we refer to as a “corporate transaction,” and subject to any vesting acceleration provisions in an award agreement, outstanding awards will be treated in the manner provided in the agreement relating to the corporate transaction (including as the same may be amended).  The corporate transaction agreement will not be required to treat all awards or individual types of awards similarly in the corporate transaction; provided, however, that the corporate transaction agreement will provide for one of the following with respect to all outstanding awards (as applicable):
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

Impact of Regulatory Requirements
Deductibility of Executive Compensation.  Our executive officers’ MBO plans, and our Transaction Bonus Plan does not currently provide compensation that qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  Accordingly, compensation in excess of $1 million paid to a named executive officer during any one year that is attributable to one of those arrangements would not currently be deductible for U.S. federal income tax purposes.  We may, in the future, reevaluate those plans and redesign them so that compensation attributable to one or both of those plans would qualify as “performance-based compensation” within the meaning of Section 162(m) and would be deductible for U.S. federal income tax consequences.  The 2009 Stock Plan provides for stock options and other awards that qualify as “performance-based compensation,” as well as certain awards, such as restricted share awards, that do not so qualify.
Accounting for Stock-Based Compensation.  We account for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) 718.
Stock Ownership Requirements. We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers.
Estimated Payments and Benefits upon Termination or Change in Control
The following table sets forth the potential payments to our named executive officers as if we had a Transaction, as defined in our Transaction Bonus Plan, or a change in control transaction, as of the March 31, 2017, the last business day of our 2017 fiscal year.
Name	Transaction Bonus Plan(1)		Market Value of Accelerated Options
Philip S. Sassower—Chairman of the Board and Chief Executive Officer *	—		—	(2)
Mark Holleran—President and Chief Operating Officer*	$506,904	(3)	—	(2)
Tom Wilkinson—Chief Financial Officer	$101,381	(3)	—	(2)
Michael J. Rapisand—Chief Financial Officer	—		—	(4)
Peter Poulin—Chief Marketing Officer	—		—	(2)
* Mr. Holleran was named our Chief Executive Officer effective April 1, 2017.
(1)	Triggered by a Transaction.
(2)
Pursuant to the 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control transaction.  Currently, no such options have such acceleration provisions, and we assume that our board of directors will not elect to accelerate the vesting of the options with exercise prices below $2.05 per share, the closing price of our common stock on March 31, 2017 as reported by NASDAQ, in the future.

(3)
Assumes a sale in which the holders of our common stock receive sales proceeds of $2.05 per share, which represented the closing price of our common stock on March 31, 2017 as reported by NASDAQ, and transaction costs of 10% of the total proceeds, resulting in an aggregate bonus pool of $1,013,807.  Mr. Holleran would be entitled to receive 50% of the bonus pool and Mr. Wilkinson would be entitled to receive 10% of the bonus pool.

(4)	Mr. Rapisand’s options were exercised or terminated prior to March 31, 2017.

The following table describes the potential payments and benefits payable to Mr. Holleran, our President and Chief Operating Officer at the time, upon termination of his employment by us without cause, as if his employment had terminated as of March 31, 2017, the last business day of our last fiscal year.  If Mr. Holleran’s employment is terminated by us because of his death or disability or for cause or voluntary by Mr. Holleran, he is entitled to receive any earned or accrued, but unpaid, base compensation and bonus and all accrued but unused vacation days through the termination date.
Payments and Benefits	Termination by Company Without Cause(1)
Compensation:
Base salary(2)	$325,000(4)
Performance bonus(3)	$222,625(5)
Benefits and Perquisites:	$18,960(6)
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

(5)
Under the terms of Mr. Holleran’s employment agreement, if Mr. Holleran is terminated without cause, he is entitled to receive as severance an amount equal to the average of his performance bonuses paid to him during the two calendar years preceding his termination.  Mr. Holleran received performance bonuses of $120,500 and $325,000 in fiscal 2017 and 2016, respectively.

(6)	Represents payments of $1,580 a month to pay the cost of Mr. Holleran’s continued participation in our group health plans under COBRA during the 12-month severance period.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table sets forth the equity awards outstanding at March 31, 2017 for each of our named executive officers.
Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower— Chairman of the Board	86,000	—		5.00	12/30/2020
and Chief Executive Officer*	11,950	5,975	(1)	6.00	9/12/2022
	76,887	—		6.00	9/12/2022
	87,437	—		6.38	10/22/2022

Mark Holleran—	280,000	—		5.00	12/30/2020
President and Chief Operating Officer*	41,666	20,833	(2)	6.00	9/12/2022
	93,750	—		6.00	9/12/2022
	75,000	—		6.38	10/22/2022

Tom Wilkinson—	36,427	72,855	(3)	5.49	11/3/2020
Chief Financial Officer and Corporate Secretary

Michael J. Rapisand—	—	—	(4)	—	—
Chief Financial Officer and Corporate Secretary

Peter Poulin—	—	—		—	—
Chief Marketing Officer (5)
* Mr. Holleran was named our Chief Executive Officer effective April 1, 2017.
(1)	Options to purchase 5,975 shares vest on March 13, 2018.
(2)	Options to purchase 20,834 vest on March 13, 2018.
(3)	Options to purchase 36,427 shares vest on November 3, 2017 and options to purchase 36,428 vest on November 3, 2018.
(4)	All of Mr. Rapisand’s options were exercised or terminated prior to March 31, 2017.
(5)	All of Mr. Poulin’s restricted stock units were terminated prior to March 31, 2017.
Fiscal Year 2017 Director Compensation
In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings.  In addition, from time to time, we grant options to purchase shares of our common stock to our directors.  We also reimburse our directors for their out-of-pocket expenses incurred in connection with attending our board meetings and board committee meetings.  Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors.  On June 15, 2016, our board of directors approved the payment of $24,000 in annual cash fees, paid quarterly in the amount of $6,000, in addition to quarterly committee fees of $2,000 for each committee on which a director serves, up to a maximum of two committees per director. Prior to that time, our directors were paid $10,000 in annual cash fees, paid quarterly in the amount of $2,500 and quarterly committee fees of $1,000 for each committee on which a director served.

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended March 31, 2017.
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Total ($)
Brian E. Usher‑Jones	40,000	(2)	—	—	48,000
Andrea Goren	24,000		—	—	24,000
Thomas F. Leonardis	40,000	(3)	—	—	40,000
Kent Misemer	40,000	(2)	—	—	48,000
F. Ben Irwin	40,000	(3)	—	—	40,000
Thomas B. Pickens, III	20,000	(5)	—	46,000	66,000
Donald F. Neville	10,000	(6)	—	46,000	56,000

(1)
In February 2017, Mr. Pickens and Mr. Neville each received a grant of options to purchase 30,000 shares of our common stock. The options vest over three years and have a term of seven years from the date of the grant.

(2)	Mr. Usher-Jones and Mr. Misemer each received $16,000 in cash payments as compensation for his services on our audit, compensation, and nomination and governance committees.
(3)
Mr. Leonardis and Mr. Irwin each received $12,000 in cash payments as compensation for his services on our audit, compensation, and nomination and governance committees.  An additional $4,000 was paid to each after his resignation from our board of directors in recognition of his respective history of service on our board of directors.

(4)	Mr. Pickens joined the board and was paid board fees for two quarters, and was also paid $8,000 for his service on the compensation and nomination and governance committees.
(5)	Mr. Neville joined the board and was paid board fees for one quarter, and was also paid $4,000 for his service on the audit and nomination and governance committees.
2009 Stock Incentive Plan
On July 28, 2009, we adopted the 2009 Stock Plan.  The 2009 Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units.  Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel.  Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 62,750 shares of our common stock were issuable under the 2009 Stock Plan.  On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 62,750 to 187,500. On September 24, 2013, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 187,500 to 1,687,500 and to increase the number of shares of our common stock relating to awards under that plan that any single participant may receive in any calendar year from 20,000 to 500,000.  On March 24, 2016, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 1,687,500 to 3,000,000.  Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient.  Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.  All references to the number of shares of our common stock issuable under the 2009 Stock Plan prior to September 13, 2012 have been adjusted to give effect to the 1-for-400 reverse stock split consummated on that date.
As of March 31, 2017, the maximum aggregate number of shares of our common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed an aggregate of 3,000,000 shares, and options to purchase 1,907,124 shares of our common stock had been awarded and are outstanding pursuant to grants under the 2009 Stock Plan. The options granted under the plan generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

Employee Stock Purchase Plan
On November 5, 2008, we adopted the 2009 Employee Stock Purchase Plan, which we refer to as the ESPP.  The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions.  To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year.  Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter.  The ESPP was amended by stockholder vote on March 24, 2016, making the purchase price under the ESPP to be is 95% of the lower of (A) the fair market value per share of our common stock on the start date of the offering period or (B) the fair market value per share of our common stock as of the end of each calendar quarter during the offering period.  Prior to this amendment, and throughout fiscal year 2016, the purchase price was 95% of the fair market value per share of our common stock on the start date of the offering period.
The offering period for our fiscal year 2017 began on April 1, 2016 and terminated on March 31, 2017, and had an average purchase price of $2.17 per share.  The offering period for our fiscal year 2018 began on April 1, 2017 and will terminate on March 31, 2018.  The fair market value per share of our common stock on the start date of the fiscal year 2017 offering period is $2.05 per share.
Upon the adoption of the ESPP, up to 12,500 shares were reserved for purchase under the ESPP (5,000,000 before giving effect to the 1-for-400 reverse stock split described above).  On September 24, 2013, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 12,500 to 32,500.  On March 12, 2015, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 32,500 to 52,500.  On March 24, 2016, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 52,500 to 300,000.  As of March 31, 2017, 114,529 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2017.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,907,124	$5.29	752,682
Equity compensation plans not approved by security holders	—	—	—
Total	1,907,124	$5.29	752,682

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of our capital stock as of July 28, 2017 by (i) each person known by us to be the beneficial owner of more than 10% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers,” and (iv) our directors and executive officers as a group.
	Common Stock
	Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	1,515,264	(4)	13.5%
Mark Holleran	527,513	(5)	4.6%
Brian E. Usher‑Jones	52,147	(6)	*
Andrea Goren	1,255,552	(7)	11.3%
Thomas B. Pickens III	-		*
Kent A. Misemer	67,382	(8)	*
Donald F. Neville	-		*
Tom Wilkinson	70,211	(9)	*
Michael J. Rapisand	-		*
Peter Poulin	-		*
Phoenix Venture Fund LLC	1,091,775	(10)	9.9%
110 East 59th Street
New York, NY 10022
All directors and executive officers as a group (10 persons)	2,376,770	(11)	19.9%

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

(2)
Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of July 28, 2017 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.

(3)	Based upon 10,989,780 shares of our common stock outstanding as of July 28, 2017.
(4)
Includes 262,274 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017, 77,970 shares of common stock owned of record, 17,651 shares of common stock owned of record by Susan Sassower, who is the spouse of Mr. Sassower, and 24,524 owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,091,775 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares. Also includes 41,070 shares of common stock owned of record by two trusts for the benefit of Susan Sassower (the Susan Sassower Trusts”). Mr. Sassower is the sole trustee of the Susan Sassower Trusts. Mr. Sassower disclaims any beneficial ownership of the securities owned by the Susan Sassower Trusts except to the extent of his pecuniary interest, if any, in such securities.

(5)	Includes 490,416 shares of common stock that Mr. Holleran has the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017.
(6)	Includes 37,285 shares of common stock that Mr. Usher-Jones has the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017.

(7)
Includes 27,303 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 110,266 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017, and 24,524 shares of common stock owned of record by SG Phoenix LLC, an entity in which Mr. Sassower and Mr. Goren share voting and dispositive power. Also includes 1,091,775 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(8)
Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 36,770 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of July 28, 2017.

(9)
Includes 20,000 shares of common stock owned of record by SEP FBO Thomas Wilkinson, sponsored by Wilkinson & Company, for which Mr. Wilkinson is the beneficiary and 36,427 shares of common stock that Mr. Wilkinson has the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017.

(10)
Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(11)
Includes 973,438 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017. Also includes 1,091,775 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence
In August 2016, our board of directors approved an increase in annual fees paid to SG Phoenix LLC, an affiliate of Philip S. Sassower, our Chairman of the Board, and Andrea Goren, a director, for services to be rendered from $287,500 to $300,000, effective April 1, 2016.  Our board of directors also approved a discretionary bonus payment of $90,000 to SG Phoenix LLC for the fiscal year ended March 31, 2017 for services rendered by Mr. Sassower as our Chief Executive Officer during that period. In April 2017, the contract with SG Phoenix LLC expired on its own terms. While conducting a review of our executive compensation, our board of directors extended payments under this agreement on a month-to-month basis at the rate of $300,000 per year ($25,000 per month) for the services of Mr. Sassower as our chairman of the board. In July 2017, our board of directors completed such review. Based on its findings and effective August 1, 2017, our board of directors, with support from an international consulting firm, approved direct compensation to Mr. Sassower for his services as our chairman of the board of $92,000 per year, to be payable monthly in the amount of $7,667, and terminated the month-to-month payments to SG Phoenix LLC as of August 1, 2017.
On June 15, 2016, our board of directors approved the payment to each member of our board of directors of an annual fee of $24,000, to be paid quarterly in the amount of $6,000, as well as a payment of an additional quarterly fee to each member serving on board committees in the amount of $4,000 for each committee on which such member serves, up to two committees.  We incurred general administration expense of $212,000 for these fees for the year ended March 31, 2017.

Item 14.   Principal Accounting Fees and Services
 Principal Accountant Fees and Services
Fee Category	Fiscal Year 2017	% of Total	Fiscal Year 2016	% of Total
Audit Fees(1)	$189,500	100%	$261,745	100%
Audit‑Related Fees(2)	—		—
Tax Fees	—		—
All Other Fees	—		—
Total Fees	$189,500	100%	$261,745	100%
(1)
Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan are our current auditors and performed the audits of our annual consolidated financial statements for both of the years ended March 31, 2017 and 2016 for fees of $189,500 and $261,745, respectively, including $98,995 paid in the year ended March 31, 2016 for the audit services related to our acquisition of certain assets of Motion Computing, Inc. and its subsidiaries, which we call the Motion Acquisition, in 2015 for attestation services.

(2)
We paid no other fees to PMB Helin Donovan for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements or for tax fees during the two years ended March 31, 2017.

Pre-Approval Policy
Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm.  In accordance with that policy, our audit committee may delegate to one of its members the approval of such services.  In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval.  All of the audit and tax fees we paid to PMB Helin Donovan for fiscal years 2017 and 2016 were approved by our audit committee.
PART IV

Item 15.  Exhibits, Financial Statement Schedules.

 (b)          Exhibits:

31.1 – Certification of Mark Holleran, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 – Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 – Certifications of Mark Holleran, Chief Executive Officer, and Tom Wilkinson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July 2017.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Financial Officer