Form 10-Q
period 2017-06-30
XPLORE TECHNOLOGIES CORP
filed 2017-08-09
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, the registrant had 11,005,190 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	June 30, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$648	$3,460
Accounts receivable, net	16,761	10,452
Inventory, net	16,497	12,858
Prepaid expenses and other current assets	553	469
Total current assets	34,459	27,239
Fixed assets, net	2,011	1,862
Intangible assets, net	1,335	1,425
Goodwill	15,159	15,159
	$52,964	$45,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$3,060	$—
Accounts payable	8,706	7,342
Accrued liabilities	5,153	2,266
Deferred revenue and current warranty liabilities	2,836	3,145
Total current liabilities	19,755	12,753
Deferred revenue and non-current warranty liabilities	3,548	3,650
Total liabilities	23,303	16,403
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 10,990 and 10,908, respectively	11	11
Additional paid-in capital	171,925	171,784
Accumulated deficit	(142,275)	(142,513)
	29,661	29,282
	$52,964	$45,685

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Profit and Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended
	June 30, 2017	June 30, 2016

Revenue	$19,998	$16,473
Cost of revenue	13,812	11,609
Gross profit	6,186	4,864

Expenses:
Sales, marketing and support	3,201	3,435
Product research, development and engineering	807	953
General administration	1,950	2,039
	5,958	6,427
Income (loss) from operations	228	(1,563)

Other income (expense):
Other	36	(96)
Interest expense	(25)	(8)
	11	(104)
Income (loss) before income taxes	239	(1,667)
Income tax (expense)	—	(80)
Net income (loss)	$239	$(1,747)
Income (loss) per common share, basic and fully diluted	$0.02	$(0.16)
Weighted average number of common shares outstanding, basic	10,989,780	10,908,355
Weighted average number of common shares outstanding, fully diluted	11,005,190	10,908,355

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Three Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash used in operations:
Net income (loss)	$239	$(1,747)
Items not affecting cash:
Depreciation and amortization	473	348
Provision for doubtful accounts	61	15
Stock-based compensation expense	102	175

Changes in operating assets and liabilities:
Accounts receivable	(6,370)	4,270
Inventory	(3,639)	(6,272)
Prepaid expenses and other current assets	(84)	425
Accounts payable and accrued liabilities	3,840	(3,820)
Net cash used in operating activities	(5,378)	(6,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in liabilities assumed in purchase of business	—	(287)
Additions to fixed assets	(532)	(407)
Net cash used in investing activities	(532)	(694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	8,586	11,600
Repayment of short-term indebtedness	(5,526)	(5,476)
Net proceeds from issuance of Common Stock	38	—
Net cash provided by financing activities	3,098	6,124

CHANGE IN CASH AND CASH EQUIVALENTS	(2,812)	(1,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,460	5,594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$648	$4,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$25	$8
Payments for income taxes	$—	$80

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These accompanying unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included in the Company’s fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2017.

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

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Long-lived assets

Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

Cash and cash equivalents and liquidity

At June 30, 2017, the Company had cash and cash equivalents of approximately $648, working capital of approximately $14,704 and total equity of approximately $29,661.  The Company’s management believes that it has adequate cash and cash equivalents on hand, and projected cash flow from operations, to finance its operations for at least the next 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the three months ended June 30, 2017 and 2016, the Company reported as a component of other income (expense) a gain in foreign currency transactions of $46 and a loss in foreign currency transactions of $83, respectively.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

In March 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company adopted the guidance beginning in this quarter. Adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its consolidated financial statements.

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

3. INVENTORY

	June 30, 2017	March 31, 2017
Finished goods	$9,192	$7,248
Computer components	7,305	5,610
Total inventory	$16,497	$12,858

4. INCOME (LOSS) PER SHARE

Income (loss) per share has been computed based on the weighted‑average number of shares of common stock issued and outstanding during the period, and is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The effects of the options granted under the Company’s stock incentive plans, the exercise of outstanding options and the exercise of outstanding warrants were excluded from the income (loss) per share calculations for the periods presented, as their inclusion is anti-dilutive. The effects of restrictive stock units granted under the Company’s stock incentive plans were excluded from the income (loss) per share calculations for the periods presented, as they are not yet vested.  The effects of the Company’s employee stock purchase plan are not material.  Accordingly, diluted loss per share has not been presented.

The following securities were not considered in the income (loss) per share calculations for the three months ended:

	June 30, 2017	June 30, 2016
Warrants	100,000	100,000
Options	1,905,874	1,912,125
	2,005,874	2,012,125

5. SHORT-TERM INDEBTEDNESS

On April 17, 2015, the Company and its wholly-owned subsidiary entered into a Loan and Security Agreement with Square 1 (the “Square 1 Credit Agreement”), pursuant to which Square 1 agreed to provide revolving loans of up to an aggregate principal amount of $15 million to the Company’s subsidiary. The Square 1 Credit Agreement had a two-year term. Payment and performance under the Square 1 Credit Agreement was secured by a first priority security interest in and to substantially all of the assets of the Company and its subsidiaries. Pursuant to the Square 1 Credit Agreement, the loans consisted of formula revolving loans and non-formula revolving loans. The maximum amount of formula revolving loans outstanding at any one time could not exceed the lesser of $15 million or 85% of eligible accounts receivable of the Company’s subsidiary. The maximum amount of non-formula revolving loans outstanding at any one time could not exceed $4 million through April 16, 2016, and thereafter stepped-down in $480 increments every three months until the cap reached $2.08 million, which was the maximum allowable amount outstanding at any one time thereafter until the maturity date.  The interest rate on the loans was variable, and was equal to the prime rate in effect from time to time plus 1.25% per annum, provided that the interest rate on any day could not be less than 4.5% per annum.

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

The Bank of America Credit Agreement contains a financial covenant regarding available liquidity, which is tested monthly.  Failure by the Company to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Bank of America to make loans and extend credit under the Bank of America Credit Agreement. The Bank of America Credit Agreement contains certain representations and warranties that must be made and certain other conditions that must be met for the Company and its subsidiary to cause Bank of America to make loans. The Bank of America Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default, including acceleration. The Company agreed to a financial covenant requiring that the sum of the aggregate undrawn portion of the loans available under the Bank of America Credit Agreement plus the aggregate amount of all non-restricted cash and cash equivalents of the Company as shown on the Company’s monthly financial statements provided to Bank of America, as required under the Bank of America Credit Agreement, shall be at least $3 million.

On June 30, 2017, there was $3,060 in borrowings under the Bank of America Credit Agreement, with an additional $6,244 available under the line of credit.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At June 30, 2017, there were warrants outstanding to purchase an aggregate of 100,000 shares of common stock, all of which are fully exercisable, as detailed in the table below:

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

The Rights, which are not exercisable until the Distribution Date, will expire prior to the earliest of (i) July 1, 2019 or (ii) such later day as may be established by the Board of Directors prior to the expiration of the Rights, provided that the extension is submitted to the Company’s stockholders for ratification at the next annual meeting of stockholders of the Company.

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

A summary of the stock option activity in the Stock Plan during the three months ended June 30, 2017 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2017	1,907,124	$5.29
Granted	—	—
Exercised	—	—
Forfeited	(1,250)	15.20
Outstanding at end of period	1,905,874	$5.29

A summary of the restricted stock unit (“RSU”) activity in the Stock Plan during the three months ended June 30, 2017 was as follows:

	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2017	164,000	$1.99
Granted	—	—
Converted to Shares	—	—
Forfeited	(8,000)	1.99
Outstanding at end of period	156,000	$1.99

At June 30, 2017, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at June 30, 2017 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.40 — 3.43	60,000	7.1	—	—
$3.44 — 6.69	1,845,874	3.5	1,626,692	3.4
	1,905,874	3.6	1,626,692	3.4

Stock options outstanding at June 30, 2017 have no intrinsic value, as the option exercise price exceeds the market value.

The weighted average exercise price of options exercisable at June 30, 2017 was $5.34 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Company recorded stock compensation cost of $102 and $175 for the three months ended June 30, 2017 and 2016, respectively.

Compensation expense has been determined based on the fair value at the grant date for options and RSUs granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at June 30, 2017 was $689, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  A total of 300,000 shares are available under the plan.  The offering price per common share and number of common shares purchased for the periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
	2017	2016
Offering Price per Common Share	$1.85	$2.28
Common Shares Purchased	15,409	18,187

8. RELATED PARTY TRANSACTIONS

On June 15, 2016, the Board of Directors approved an increase in the quarterly fee payable to each member of the Board of Directors to $6 per quarter and an increase in the quarterly committee fee payable to members of the committees of the Board of Directors to $2 for each committee on which such member serves, including the nomination and corporate governance committee of Board of Directors, up to a maximum of two committees for each member. General administration expense includes an expense of $52 and $48 for the three months ended June 30, 2017 and 2016, respectively, relating to these fees.

On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of Philip Sassower, who acted as the Company’s Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of the Board of Directors, of an annual fee of $300 for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower as the Company’s Chief Executive Officer.  In the prior fiscal year, the fee paid to SG Phoenix LLC for these services was $287.5. Additionally, the Company made a bonus payment of $90 to SG Phoenix LLC in the first quarter of fiscal 2018 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $75 and $72 for the three months ended June 30, 2017 and 2016, respectively, for these fees.  In July 2017, the Board of Directors determined that the services of Mr. Sassower as the Company’s chairman of the board will be paid directly to Mr. Sassower, at a rate of $92 per year, effective August 1, 2017.  The previous contract with SG Phoenix LLC, through which Mr. Sassower had previously been compensated, expired on its own terms on August 1, 2017.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 68% and 70% of the Company’s total revenue for the three months ended June 30, 2017 and 2016, respectively. Germany accounted for 10% of the total revenue for the three months ended June 30, 2017.  No other country accounted for more than 10% of the Company’s total revenue for the three months ended June 30, 2017 and 2016.

The distribution of revenue by country is segmented as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Revenue by country:
United States	$13,616	$11,472
Germany	2,058	1,386
Other	4,324	3,615
	$19,998	$16,473

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three months ended June 30, 2017, the Company had two customers located in the United States who accounted for more than 10% of total revenue. For the three months ended June 30, 2016, the Company also had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
June 30, 2017	$20.0	2	45%
June 30, 2016	$16.5	2	33%

At June 30, 2017, the Company had two customers that accounted for more than 10% of the Company’s outstanding net receivables.

Three Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
June 30, 2017	$16.8	2	47%

The Company currently relies on three suppliers for the majority of its finished goods and engineering services related to product development. At June 30, 2017 and 2016, the Company owed these suppliers $11,339 and $6,095, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the three months ended June 30, 2017 and 2016.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019 and has a current annual base rent, before reimbursable operating expenses, of approximately $228.  During fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of the leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion Computing, Inc. (“Motion”) maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups, prior to the Company purchasing certain assets of Motion in April 2015.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of the new lease with the landlord, as described above, for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended June 30, 2017 and 2016, was $228 and $182, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2018	$566
2019	767
2020	504
$1,837

b)              Purchase commitment

At June 30, 2017, the Company had purchase obligations for fiscal 2018 of approximately $35,730 related to inventory and product development items.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and elsewhere in this Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our product line includes ultra-rugged, fully rugged and rugged tablets and accessories.  Our broad offering of products has allowed us to compete in a large segment of the rugged PC market.  Our products predominately operate with a Windows operating system, but we also offer a fully-rugged Android tablet.

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

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which is incorporated herein by reference.

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

Inflation.  During the three months ended June 30, 2017 and 2016, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled

Three Months Ended June 30, 2017 vs. Three Ended June 30, 2016

Revenue.  Total revenue for the three months ended June 30, 2017 was $19,998, compared to $16,473 for the three months ended June 30, 2016, an increase of $3,525, or approximately 21%.  This increase in revenue for the three months ended June 30 2017 is related to a 20% increase in unit sales, along with a 1% increase in the average selling price.

We operate in one segment, the sale of rugged mobile tablet PC systems. During the three months ended June 30, 2017, the United States accounted for approximately 68% of our total revenue and Germany accounted for approximately 10% of our total revenue, respectively.  The United States accounted for approximately 70% of our total revenue for the three months ended June 30, 2016.  No other country accounted for more than 10% of our total revenue for the three months ended June 30, 2016.

We have a number of customers, and in any given period a single customer may account for a significant portion of our sales.  For the three months ended June 30, 2017, we had two customers located in the United States who accounted for approximately 45% of our revenue.  For the three months ended June 30, 2016, we had two customers located in the United States who accounted for approximately 33% of our total revenue.  At June 30, 2017, we had two customers with receivable balances that totaled approximately 47% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended June 30, 2017 was $13,812, compared to $11,609 for the three months ended June 30, 2016, an increase of $2,203, or approximately 19%.  The increase in cost of revenue is directly attributable to the increase in revenue discussed above.

We rely on three suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the three months ended June 30, 2017 and 2016 were $15,016 and $12,940, respectively.  At June 30, 2017 and 2016, we owed these suppliers $11,339 and $6,095, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $1,322 to $6,186 (30.9% of revenue) for the three months ended June 30, 2017, from $4,864 (29.5% of revenue) for the three months ended June 30, 2016.  The increase in gross profit for the three months ended June 30, 2017 was due primarily to an increase in unit sales.  The increase in the gross profit percentage was due to the changes in the product mix sold.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended June 30, 2017 were $3,201, compared to $3,435 for the three months ended June 30, 2016.  The decrease of $234, or approximately 7%, was due primarily to a decrease in marketing related expenses of $175 and a decrease in headcount related costs of $59.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended June 30, 2017 were $807, a decrease of $146, or approximately 15%, compared to $953 for the three months ended June 30, 2016.  The decrease in these expenses was due primarily to a decrease in headcount related costs of $130, and changes in our product development schedule.  In any period, we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter ended June 30, 2017, we had lower levels of product development activity compared to the previous year.

 General Administration Expenses.  General administration expenses for the three months ended June 30, 2017 were $1,950, compared to $2,039 for the three months ended June 30, 2016, a decrease of $89, or approximately 4%.  The decrease primarily consists of a decrease in headcount related expenses of $132, including the stock-based compensation expense, and a decrease in operational expenses of $127, partially offset by an increase in professional fees of $130 and bad debt expense of $46.

For the three months ended June 30, 2017 and 2016, the fair value of employee stock-based compensation expense, including RSU’s, was $102 and $175, respectively.  No new stock-based compensation was granted in the three months ended June 30, 2017.  The decrease in stock compensation expense from the previous fiscal year was principally due expense related to the full vesting in April 2016 of shares that were granted in prior periods.

Depreciation and amortization expenses for the three months ended June 30, 2017 and 2016 were $473 and $348, respectively.  The increase was primarily due to additional depreciation for tooling and other fixed assets added since the previous year.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended June 30, 2017 was $25, compared to $8 in such expense for the three months ended June 30, 2016, an increase of $17.  The increase was related to average debt balances being higher for the current period.

Other Income/Expense.  Other income for the three months ended June 30, 2017 was $11, compared to $104 in other expense for the three months ended June 30, 2016, a decrease primarily resulting from exchange rate gains in the current period.

 Income Tax (Expense).  Income tax expense for the three months ended June 30, 2016 was $80 representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in that period.  There was no income tax expense for the three months ended June 30 2017.

Net Income (Loss). Our net income for the three months ended June 30, 2017 was $239, compared to a net loss of $1,747 for the three months ended June 30, 2016.  The increase in net income was directly related to the higher revenues achieved during the current quarter, as compared to the same quarter in the prior fiscal year, along with lower expenses resulting from our focus on managing costs designed to improve profitability.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of June 30, 2017, our working capital was $14,704 and our cash and cash equivalents were $648.

On April 17, 2017, our existing Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, N.A., pursuant to which Bank of America provided us with a revolving asset based line of credit up to $15 million.  The new facility with Bank of America has a three-year term, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum of (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.

Our credit agreement with Bank of America contains a financial covenants regarding available liquidity, which is tested monthly.  Our failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Bank of America to make loans and extend credit under the agreement. The credit agreement contains certain representations and warranties that we must make and certain other conditions that we must met for us to cause Bank of America to make loans. Our credit agreement with Bank of America also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration. We agreed to a financial covenant requiring that the sum of the aggregate undrawn portion of the loans available under our credit facility with Bank of America plus the aggregate amount of all of our non-restricted cash and cash equivalents, as shown on our monthly financial statements provided to Bank of America, as required under the credit agreement, shall be at least $3 million.

On June 30, 2017, we had $3,060 in borrowings under our credit facility with Bank of America, with an additional $6,244 available under the line of credit.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Three Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(5,378)	$(6,606)
Net cash used in investing activities	(532)	(694)
Net cash provided by financing activities	3,098	6,124
Cash and cash equivalents, end of period	648	4,418

Net cash used in our operating activities was $5,378 for the three months ended June 30, 2017, as compared to $6,606 for the three months ended June 30, 2016, a decrease of $1,228.  The net cash used by operating activities in the first quarter of fiscal 2018 was  impacted by our buildup in inventory of $3,639 in the period related to anticipated shipments of our products in the coming quarters, and to meet our suppliers’ minimum order quantities for some of our newer products and their accessories.  This increase in inventory levels was offset by favorable variances in accounts payable and accrued liabilities.  We also experienced a use of cash to fund our increase in accounts receivable of $6,370, which resulted from the weighting of our revenue toward the end of the quarter ended June 30, 2017.  For the quarter ended June 30, 2016, the net cash used by operating activities, while driven by an increase in the net loss for the period, was also impacted due to a buildup in inventory of $6,272 related to anticipated shipments of our products in the coming quarters, and to meet minimum order quantities for some of our newer products and their accessories.  Favorable cash flow variances related to accounts receivable collections last year were partially offset by the usage of that cash for reduction of accounts payable.

Net cash used in investment activities for the three months ended June 30, 2017 consisted of investments in fixed assets of $532, comprised of computer software of $271and demonstration units of $261.  Net cash used in investment activities for the three months ended June 30, 2016 consisted of investments in fixed assets of $407, mainly leasehold improvements of $213, and demonstration units of $123. Additionally, in fiscal 2017 we paid off $287 of additional liabilities related to our acquisition of certain assets from Motion Computing, Inc. in April 2015.

Our financing activities provided $3,098 of net cash for the three months ended June 30, 2017, almost entirely due to net borrowings under our bank facility, partially offset by cash flows from stock purchases under our employee stock purchase plan of $38.  Our financing activities used $6,124 of net cash for the three months ended June 30, 2016, entirely due to net borrowings of on our bank indebtedness.

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

During the three months ended June 30, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

At June 30, 2017, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2017 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2017.

Risks Relating to our Business

For the three months ended June 30, 2017, we had two customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended June 30, 2017, two customers located in the United States who accounted for approximately 45% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

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

XPLORE TECHNOLOGIES CORP.

Dated: August 9, 2017	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)