Form 10-Q
period 2017-09-30
XPLORE TECHNOLOGIES CORP
filed 2017-11-14
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, the registrant had 11,020,905 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$260	$3,460
Accounts receivable, net	19,315	10,452
Inventory, net	22,513	12,858
Prepaid expenses and other current assets	505	469
Total current assets	42,593	27,239
Fixed assets, net	1,970	1,862
Intangible assets, net	1,245	1,425
Goodwill	15,159	15,159
	$60,967	$45,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness with bank	$8,371	$—
Accounts payable	12,674	7,342
Accrued liabilities	3,126	2,266
Deferred revenue and current warranty liabilities	2,915	3,145
Total current liabilities	27,086	12,753
Deferred revenue and non-current warranty liabilities	3,682	3,650
Total liabilities	30,768	16,403
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued and outstanding 11,005 and 10,908, respectively	11	11
Additional paid-in capital	172,066	171,784
Accumulated deficit	(141,878)	(142,513)
	30,199	29,282
	$60,967	$45,685

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Profit and Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$22,748	$20,007	$42,746	$36,480
Cost of revenue	16,395	14,371	30,207	25,980
Gross profit	6,353	5,636	12,539	10,500

Expenses:
Sales, marketing and support	3,166	2,896	6,367	6,331
Product research, development and engineering	922	1,317	1,729	2,270
General administration	1,786	1,868	3,736	3,907
	5,874	6,081	11,832	12,508
Income (loss) from operations	479	(445)	707	(2,008)

Other income (expense):
Other	7	(22)	43	(77)
Interest expense	(79)	(69)	(104)	(118)
	(72)	(91)	(61)	(195)
Income (loss) before income taxes	407	(536)	646	(2,203)
Income tax (expense) benefit	(10)	—	(10)	(80)
Net income (loss)	$397	$(536)	$636	$(2,283)

Income (loss) per common share, basic	$0.04	$(0.05)	$0.06	$(0.21)

Income (loss) per common share, fully diluted	$0.04	$(0.05)	$0.06	$(0.21)
Weighted average number of common shares outstanding, basic	11,005,189	10,926,542	10,997,526	10,917,498
Weighted average number of common shares outstanding, fully diluted	11,010,159	10,926,542	11,002,496	10,917,498

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Six Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$636	$(2,283)
Items not affecting cash:
Depreciation and amortization	927	804
Provision for doubtful accounts	61	(52)
Stock-based compensation expense	215	302

Changes in operating assets and liabilities:
Accounts receivable	(8,924)	(224)
Inventory	(9,655)	(4,293)
Prepaid expenses and other current assets	(36)	469
Accounts payable and accrued liabilities	5,994	(5,211)
Net cash used in operating activities	(10,782)	(10,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in liabilities assumed in purchase of business	—	(287)
Additions to fixed assets	(855)	(652)
Net cash provided by (used in) investing activities	(855)	(939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	34,185	27,600
Repayment of short-term indebtedness	(25,814)	(18,354)
Net proceeds from issuance of Common Stock	66	42
Net cash provided by (used in) financing activities	8,437	9,288

CHANGE IN CASH AND CASH EQUIVALENTS	(3,200)	(2,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,460	5,594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$260	$3,455

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired with debt in purchase transaction	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$104	$77
Payments for income taxes	$—	$80

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. On an ongoing basis, the Company evaluates the estimates, including those related to its revenue recognition, allowance for doubtful accounts, inventory valuation, realization of intangible assets, warranty reserves, tooling amortization, financial instruments, stock‑based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates and assumptions.

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

Cash and cash equivalents and liquidity

At September 30, 2017, the Company had cash and cash equivalents of approximately $260, working capital of approximately $15,507 and total equity of approximately $30,199.  The Company’s management believes that it has adequate cash and cash equivalents on hand, and projected cash flow from operations, to finance its operations for at least the next 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the six months ended September 30, 2017 and 2016, the Company reported as a component of other income (expense) a gain in foreign currency transactions of $58 and a loss in foreign currency transactions of $77, respectively.

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

3. INVENTORY

	September 30, 2017	March 31, 2017
Finished goods	$13,683	$7,248
Computer components	8,830	5,610
Total inventory	$22,513	$12,858

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

The following securities were not considered in the income (loss) per share calculations as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warrants	100,000	100,000	100,000	100,000
Options	1,895,874	1,912,124	1,895,874	1,912,124
	1,995,874	2,012,124	1,995,874	2,012,124

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

On September 30, 2017, there was $8,371 in borrowings under the Bank of America Credit Agreement, with an additional $4,629 available under the line of credit.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Warrants Outstanding

At September 30, 2017, there were warrants outstanding to purchase an aggregate of 100,000 shares of common stock, all of which were fully exercisable at September 30, 2017, but which have expired since that date, as detailed in the table below:

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

A summary of the stock option activity in the Stock Plan during the six months ended September 30, 2017 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2017	1,907,124	$5.29
Granted	—	—
Exercised	—	—
Forfeited	(11,250)	6.56
Outstanding at end of period	1,895,874	$5.28

A summary of the restricted stock unit (“RSU”) activity in the Stock Plan during the six months ended September 30, 2017 was as follows:

	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2017	164,000	$1.99
Granted	—	—
Converted to Shares	—	—
Forfeited	(13,000)	1.99
Outstanding at end of period	151,000	$1.99

At September 30, 2017, the total number of shares of common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of restricted stock awards was 4,268.

A summary of the options outstanding and exercisable at September 30, 2017 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.40 — 3.43	$60,000	$7.0	$—	$—
$3.44 — 6.69	1,835,874	3.2	1,623,359	3.2
	1,895,874	3.3	1,623,359	3.2

Stock options outstanding at September 30, 2017 have no intrinsic value, as the option exercise price exceeds the market value.

The weighted average exercise price of options exercisable at September 30, 2017 was $5.34 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five years after the issuance date.

The Company recorded stock compensation cost of $113 and $127 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded stock compensation cost of $215 and $302 for the six months ended September 30, 2017 and 2016, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options and RSUs granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at September 30, 2017 was $552, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  A total of 300,000 shares are available under the plan.  The offering price per common share and number of common shares purchased for the periods ended September 30, 2017 and 2016 are as follows:

	Six Months Ended September 30,
	2017	2016
Offering Price per Common Share	$1.90	$2.28
Common Shares Purchased	31,125	38,974

8. RELATED PARTY TRANSACTIONS

On June 15, 2016, the Board of Directors approved an increase in the quarterly fee payable to each member of the Board of Directors to $6 per quarter and an increase in the quarterly committee fee payable to members of the committees of the Board of Directors to $2 for each committee on which such member serves, including the nomination and corporate governance committee of Board of Directors, up to a maximum of two committees for each member. General administration expense includes an expense of $62 and $54 for the three months ended September 30, 2017 and 2016, and $114 and $102 for the six month ended September 30, 2017and 2016, respectively, relating to these fees.

On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of Philip Sassower, who acted as the Company’s Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of the Board of Directors, of an annual fee of $300 for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower as the Company’s Chief Executive Officer.  In the prior fiscal year, the fee paid to SG Phoenix LLC for these services was $287.5. Additionally, the Company made a bonus payment of $90 to SG Phoenix LLC in the first quarter of fiscal 2018 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $40 and $72 for the three months ended September 30, 2017 and 2016, respectively, and $115 and $144 for the six months ended September 30, 2017 and 2016, respectively for these fees.  In July 2017, the Board of Directors determined that the services of Mr. Sassower as the Company’s chairman of the board will be paid directly to Mr. Sassower, at a rate of $92 per year, effective August 1, 2017.  The previous contract with SG Phoenix LLC, through which Mr. Sassower had previously been compensated, expired on its own terms on August 1, 2017.  Effective October 18, 2017, Mr. Sassower resigned from the board of directors and the company agreed to make equal monthly payments totaling $250 over a twelve month period, as well as provide an extension of time to exercise vested shares, without extending the term of any options.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 75% and 72% of the Company’s total revenue for the three and six months ended September 30, 2017, respectively. For the three and six months ended September 30, 2016, the United States accounted for 73% and 72% of the Company’s total revenue, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Six Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Revenue by country:
United States	$16,992	75%	$14,671	73%	$30,608	72%	$26,143	72%
Other	5,756	25%	5,336	27%	12,138	28%	10,337	28%
	$22,748	100%	$20,007	100%	$42,746	100%	$36,480	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and six months ended September 30, 2017, the Company had three customers located in the United States who accounted for more than 10% of total revenue. For the three and six  months ended September 30, 2016, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2017	$23.0	3	52%
September 30, 2016	$20.0	2	53%

Six Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
September 30, 2017	$43.0	3	48%
September 30, 2016	$36.5	2	41%

At September 30, 2017, the Company had two customers that accounted for more than 10% of the Company’s outstanding net receivables.

Six Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
September 30, 2017	$19.3	2	35%

The Company currently relies on three suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At September 30, 2017 and 2016, the Company owed these suppliers $11,197 and $5,257, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the six months ended September 30, 2017 and 2016.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019 and has a current annual base rent, before reimbursable operating expenses, of approximately $228.  During fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of the leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion Computing, Inc. (“Motion”) maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups, prior to the Company purchasing certain assets of Motion in April 2015.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of the new lease with the landlord, as described above, for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended September 30, 2017 and 2016, was $253 and $181, respectively. Rent expense for the six months ended September 30, 2017 and 2016, was $481 and $363, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2018	$378
2019	767
2020	504
$1,649

b)              Purchase commitment

At September 30, 2017, the Company had purchase obligations for fiscal 2018 of approximately $24,787 related to inventory and product development items.

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

Our product line includes ultra-rugged, fully rugged and rugged tablets and accessories.  Our broad offering of products has allowed us to compete in a large segment of the rugged PC market.  Our products predominately operate with a Windows operating system, but we also offer a fully rugged Android tablet.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which is incorporated herein by reference.

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

Inflation.  During the three and six months ended September 30, 2017 and 2016, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled

Three and Six Months Ended September 30, 2017 vs. Three and Six Months Ended September 30, 2016

Revenue.  Total revenue for the three months ended September 30, 2017 was $22,748, compared to $20,007 for the three months ended September 30, 2016, an increase of $2,741, or approximately 14%.  This increase was a result of an increase in unit sales of 8% and an increase in the average selling price of 6%.  Total revenue for the six months ended September 30, 2017 was $42,746, compared to $36,480 for the six months ended September 30, 2016, an increase of $6,266, or approximately 17%. This increase was a result of an increase in unit sales of 13% and an increase in the average selling price of 4%.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 75% and 72% of our total revenue for the three and six months ended September 30, 2017, respectively.  The United States accounted for approximately 73% and 72% of our total revenue for the three and six months ended September 30, 2016, respectively.

We have a number of customers, and in any given period, a single customer may account for a significant portion of our sales.  For the three and six months ended September 30, 2017, we had three customers located in the United States who accounted for approximately 52% and 48% of our revenue in each period.  For the three and six months ended September 30, 2016, we had two customers located in the United States who accounted for approximately 53% and 41% of our  revenue in each period.  At September 30, 2017, we had two customers with receivable balances that totaled approximately 35% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended September 30, 2017 was $16,395, compared to $14,371 for the three months ended September 30, 2016, an increase of $2,024, or approximately 14%. Total cost of revenue for the six months ended September 30, 2017 was $30,207, compared to $25,980 for the six months ended September 30, 2016, an increase of $4,227, or approximately 16%. The increase in cost of revenue in both periods is directly attributable to the increase in revenue discussed above.

We rely on three suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the six months ended September 30, 2017 and 2016 were $30,960 and $20,779, respectively.  At September 30, 2017 and 2016, we owed these suppliers $11,197and $5,257, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $717 to $6,353 (27.9% of revenue) for the three months ended September 30, 2017, from $5,636 (28.2% of revenue) for the three months ended September 30, 2016.  Total gross profit increased by $2,039 to $12,539 (29.3% of revenue) for the six months ended September 30, 2017, from $10,500 (28.8% of revenue) for the six months ended September 30, 2016. The increase in gross profit for the three and six months ended September 30, 2017 was due primarily to the increase in revenues discussed above.  The change in the gross profit percentage in in the three and six months ended September 30, 2017 were due to the changes in the product mix sold, as well as the mix of large customers, and is consistent with our expectations based upon the performance of our current product lines.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended September 30, 2017 were $3,166, compared to $2,896 for the three months ended September 30, 2016.  The increase of $270, or approximately 9%, was due primarily to an increase in headcount related costs of $172, demo equipment costs of $128, travel related costs of $43, and other support related costs of $17, offset by a decrease in marketing costs of $90. Sales, marketing and support expenses for the six months ended September 30, 2017 were $6,367, compared to $6,331 for the six months ended September 30, 2016, an increase of $36, or approximately 1%. This increase was due primarily to an increase in demo equipment costs of $126, support related costs of $124, headcount related costs of $105, and travel related costs of $34, offset by a decrease in marketing expense of $353.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended September 30, 2017 were $922, a decrease of $395, or approximately 30%, compared to $1,317 for the three months ended September 30, 2016.  The decrease in these expenses was due primarily to a decrease in product development related costs of $334 and headcount related costs of $61.  Product research, development and engineering expenses for the six months ended September 30, 2017 were $1,729, a decrease of $541, or approximately 24%, compared to $2,270 for the six months ended September 30, 2016. The decrease is a result of incurring $351 less in product development, as compared to the same period last fiscal year, and a decrease in headcount costs of $190.  In any period, we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter and year to date ended September 30, 2017, we did not have the same level of product development activity as the prior year. In addition, much of the development cost for the newest products is being borne by our manufacturing partners, without a commitment for reimbursement.

 General Administration Expenses.  General administration expenses for the three months ended September 30, 2017 were $1,786, compared to $1,868 for the three months ended September 30, 2016, a decrease of $82, or approximately 4%.  The decrease primarily consists of a decrease in professional related expenses of approximately $203, offset by a negative variance in bad debt expense of $62 and increase in headcount related expenses of $44. General administration expenses for the six months ended September 30, 2017 were $3,736, compared to $3,907 for the six months ended September 30, 2016, a decrease of $171, or approximately 4%.  The decrease primarily consists of a decrease in professional related expenses of $118, headcount related expenses of $85, other expenses of $75, offset by a negative variance in bad debt expense of $107.

For the three months ended September 30, 2017 and 2016, the fair value of employee stock-based compensation expense was $113 and $127, respectively.  For the six months ended September 30, 2017 and 2016, the recorded employee stock-based compensation expense was $215, and $302, respectively.  The decrease in stock compensation expense was principally due to the full vesting of previously issued awards that were granted in prior periods having been completed in April of 2016.

Depreciation and amortization expenses for the three months ended September 30, 2017 and 2016 were $454 and $456, respectively. Depreciation and amortization expenses for the six months ended September 30, 2017 and 2016 were $927 and $804, respectively.  The increase for the six months ended September 30, 2017 was primarily due to demo equipment.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended September 30, 2017 was $79, compared to $69 expense for the three months ended September 30, 2016, an increase of $10. Interest expense for the six months ended September 30, 2017 was $104, compared to $118, for the six months ended September 30, 2016, and decrease of $14.  The changes in both periods was directly related to changes in average debt balances under our credit facility during the periods.

Other Income/Expense.  Other expense for the three months ended September 30, 2017 was $72, compared to $91 for the three months ended September 30, 2016. Other expense for the six months ended September 30, 2017 was $61, compared to $195 for the six months ended September 30, 2016. The decrease in both periods was related to a lower volatility in exchange rate gains and losses.

 Income Tax (Expense).  Income tax expense for the three and six months ended September 30, 2017 was $10, representing alternative minimum tax arising for the quarter. Income tax expense for the six months ended September 30, 2016 was $80, representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period.

Net Income/Loss. Our net income for the three months ended September 30, 2017 was $397, compared to a net loss of $536 for the three months ended September 30, 2016, an increase in net income of $933. Net income for the six months ended September 30, 2017 was $636, compared to a net loss of $2,283 for the six months ended September 30, 2016, an increase in net income of $2,919. The increase in net income was directly related to the higher revenues achieved during the current periods, as compared to the same periods in the prior fiscal year.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of September 30, 2017, our working capital was $15,507 and our cash and cash equivalents were $260.

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

On September 30, 2017, we had $8,371 in borrowings under our credit facility with Bank of America, with an additional $6,629 available under the line of credit, and $4,629 accessible under the line of credit according to the terms.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Six Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(10,782)	$(10,488)
Net cash used in investing activities	(855)	(939)
Net cash provided by financing activities	8,437	9,288
Cash and cash equivalents, end of period	260	3,455

Net cash used in our operating activities was $10,782 for the six months ended September 30, 2017, as compared to $10,488 for the six months ended September 30, 2016, an increase of $294. The increase in net cash used by operating activities, was impacted by our buildup in inventory of $9,655 related to anticipated shipments of our products in the coming quarters, and to meet our suppliers’ minimum order quantities for some of our newer products and their accessories.  Favorable cash flow variances related to accounts receivable collections were partially offset by our use of that cash for the reduction of accounts payable. We also experienced a use of cash to fund our increase in accounts receivable of $8,924, which resulted from the weighting of our revenue toward the end of the quarter ended September 30, 2017.

Net cash used in investment activities for the six months ended September 30, 2017 consisted of investments in fixed assets of $855, comprised of computer software of $524 and demonstration units of $331.  Net cash used in investment activities for the six months ended September 30, 2016 consisted of investments in fixed assets of $652, mainly leasehold improvements of $242, software of $142, investments in demonstration units of $191 and other equipment and tooling of $77. Additionally, in fiscal 2017 we paid off $287 of additional liabilities related to our acquisition of certain assets from Motion Computing, Inc. in April 2015.

Our financing activities provided $8,437 of net cash for the six months ended September 30, 2017, almost entirely due to net borrowings under our bank facility, partially offset by cash flows from stock purchases under our employee stock purchase plan of $66.  Our financing activities used $9,288 of net cash for the six months ended September 30, 2016, almost entirely due to net borrowings of on our bank indebtedness, partially offset by cash flows from stock purchases under our employee stock purchase plat of $42.

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

During the three months ended September30, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

At September 30, 2017, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2017 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2017.

Risks Relating to our Business

For the three months ended September 30, 2017, we had two customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended September 30, 2017, two customers located in the United States who accounted for approximately 45% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Tom Wilkinson, Acting Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Tom Wilkinson, Acting Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: November 14, 2017	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)