Form 10-Q
period 2017-12-31
XPLORE TECHNOLOGIES CORP
filed 2018-02-13
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of January 31, 2018, the registrant had 11,034,404 shares of common stock outstanding.

Xplore Technologies Corp.
FORM 10-Q
For the Quarterly Period Ended December 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

XPLORE TECHNOLOGIES CORP.
Consolidated Balance Sheets
(in thousands)

	December 31, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$18	$3,460
Accounts receivable, net	23,233	10,452
Inventory, net	26,726	12,858
Prepaid expenses and other current assets	473	469
Total current assets	50,450	27,239
Fixed assets, net	1,681	1,862
Intangible assets, net	1,155	1,425
Goodwill	15,159	15,159
Total assets	$68,445	$45,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Short-term indebtedness	$14,318	$—
Accounts payable	10,228	7,342
Accrued liabilities	6,670	2,266
Deferred revenue and current warranty liabilities	2,913	3,145
Total current liabilities	34,129	12,753
Deferred revenue and non-current warranty liabilities	3,661	3,650
Total liabilities	37,790	16,403
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; no shares issued	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued and outstanding 11,021 and 10,908, respectively	11	11
Additional paid-in capital	172,219	171,784
Accumulated deficit	(141,575)	(142,513)
Total stockholders’ equity	30,655	29,282
Total liabilities and stockholders’ equity	$68,445	$45,685

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Profit and Loss—Unaudited
(in thousands of dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenue	$23,853	$24,499	$66,599	$60,979
Cost of revenue	16,233	17,784	46,440	43,764
Gross profit	7,620	6,715	20,159	17,215

Expenses:
Sales, marketing and support	3,803	3,153	10,170	9,484
Product research, development and engineering	779	1,303	2,508	3,573
General administration	2,577	1,816	6,313	5,723
	7,159	6,272	18,991	18,780
Income (loss) from operations	461	443	1,168	(1,565)

Other income (expense):
Other	2	(96)	45	(214)
Interest expense	(143)	(79)	(247)	(156)
	(141)	(175)	(202)	(370)
Income (loss) before income taxes	320	268	966	(1,935)
Income tax (expense) benefit	(18)	(49)	(28)	(129)
Net income (loss)	$302	$219	$938	$(2,064)

Income (loss) per common share, basic	$0.03	$0.02	$0.09	$(0.19)

Income (loss) per common share, fully diluted	$0.03	$0.02	$0.09	$(0.19)
Weighted average number of common shares outstanding, basic	11,020,905	10,947,329	11,005,347	10,927,477
Weighted average number of common shares outstanding, fully diluted	11,026, 977	10,950,390	11,011,419	10,927,477

See accompanying notes to unaudited consolidated financial statements.

XPLORE TECHNOLOGIES CORP.
Consolidated Statements of Cash Flows—Unaudited
(in thousands)

	Nine Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash (used in) provided by operations:
Net loss	$938	$(2,064)
Items not affecting cash:
Depreciation and amortization	1,365	1,168
Provision for doubtful accounts	217	(44)
Loss on disposal of asset	—	28
Stock-based compensation expense	337	413

Changes in operating assets and liabilities:
Accounts receivable	(12,998)	(1,892)
Inventory	(13,868)	(303)
Prepaid expenses and other current assets	(4)	325
Accounts payable and accrued liabilities	7,070	(2,421)
Net cash used in operating activities	(16,943)	(4,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in liabilities assumed in purchase of business	—	(287)
Additions to fixed assets	(914)	(1,626)
Net used in investing activities	(914)	(1,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	59,444	44,976
Repayment of short-term indebtedness	(45,126)	(39,880)
Net proceeds from issuance of common stock	97	112
Net cash provided by financing activities	14,415	5,208

CHANGE IN CASH AND CASH EQUIVALENTS	(3,442)	(1,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,460	5,594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18	$4,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$247	$156
Payments for income taxes	$—	$129

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents and liquidity

At December 31, 2017, the Company had cash and cash equivalents of approximately $18, working capital of approximately $16,321 and total equity of approximately $30,655.  The Company’s management believes that it has adequate cash and cash equivalents on hand, and projected cash flow from operations, to finance its operations for at least the next 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the nine months ended December 31, 2017 and 2016, the Company reported as a component of other income (expense) a gain in foreign currency transactions of $72 and a loss in foreign currency transactions of $167, respectively.

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

In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term on their balance sheets. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee’s initial direct costs. For finance leases, lease expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, lease expense will generally be recognized on a straight-line basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. The Company is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of our financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal year 2019. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

3. INVENTORY

	December 31, 2017	March 31, 2017
Finished goods	$17,244	$7,248
Computer components	9,482	5,610
Total inventory	$26,726	$12,858

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

The following securities were not considered in the income (loss) per share calculations as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Warrants	—	100,000	—	100,000
Options	2,115,390	1,908,374	2,115,390	1,908,374
	2,115,390	2,008,374	2,115,390	2,008,374

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

On April 17, 2017, the Square 1 Credit Agreement matured and was replaced by a Loan and Security Agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), pursuant to which Bank of America provided the Company with a three-year revolving asset based line of credit up to $15 million.  The new facility with Bank of America is secured by substantially all of the Company’s assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon the Company’s fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum of (1) 85% of the Company’s eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.

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

On December 31, 2017, there was $14,318 in borrowings under the Bank of America Credit Agreement, with an additional $682 available under the line of credit.  Effective January 25, 2018, the Bank of America Credit Agreement was amended to increase the line of credit to $20 million and extend the termination date to January 25, 2021.

6. SHARE CAPITAL

The Company’s second amended and restated certificate of incorporation, has established the number of authorized shares of common stock of the Company as 15,000,000 and the number of authorized shares of preferred stock of the Company as 5,000,000.

Issuance of Dividend

On July 1, 2016, the Company’s board of directors (the “Board of Directors”), declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock.  The dividend was paid to the stockholders of record at the close of business on July 15, 2016. Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series E Participating Preferred Stock (the “Preferred Stock”) at a price of $14.40 (the “Exercise Price”), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of July 15, 2016, as amended on October 4, 2017 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent.

The Rights will not be exercisable until the earlier to occur of (i) the close of business on the tenth business day after a public announcement or filing that a person has, or group of affiliated or associated persons or persons acting in concert have, become an “Acquiring Person,” which is defined as a person or group of affiliated or associated persons or persons acting in concert who, at any time after the date of the Rights Agreement, have acquired, or obtained the right to acquire, beneficial ownership of 9.99% or more of the Company’s outstanding shares of common stock, subject to certain exceptions or (ii) the close of business on the tenth business day after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

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

A summary of the stock option activity in the Stock Plan during the nine months ended December 31, 2017 was as follows:

	Options	Weighted Average Exercise Price (US$)
Outstanding at March 31, 2017	1,907,124	$5.29
Granted	30,000	2.40
Exercised	—	—
Forfeited	(15,734)	6.41
Outstanding at end of period	1,921,390	$5.24

A summary of the restricted stock unit (“RSU”) activity in the Stock Plan during the nine months ended December 31, 2017 was as follows:

	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at March 31, 2017	164,000	$1.99
Granted	50,000	3.21
Converted to Shares	—	—
Forfeited	(20,000)	1.99
Outstanding at end of period	194,000	$2.30

At December 31, 2017, the total number of shares of the Company’s common stock issued in connection with the exercise of options since the inception of the Stock Plan was 171,927 and the total number of shares of the Company’s common stock issued in connection with the vesting of restricted stock awards was 4,268.

On August 9, 2017, the Board of Directors granted to a new member of the Board of Directors options to purchase 30,000 shares of the Company’s common stock at $2.40 per share, vesting over three years.  The fair value of the options was $45.

On August 17, 2017, the Board of Directors approved the issuance of 50,000 RSUs to an officer valued at $161, based on the closing price of our common stock of $3.21 per share on the date of the grant.  These RSUs vest over a three-year period.

A summary of the options outstanding and exercisable at December 31, 2017 was as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.40— 3.43	90,000	5.9	—	—
$3.44— 5.00	896,403	1.8	896,403	1.8
$5.01— 6.69	934,987	4.0	801,719	4.1
	1,921,390	3.1	1,698,122	2.9

Stock options outstanding at December 31, 2017 had an intrinsic value of $40.

The weighted average exercise price of options exercisable at December 31, 2017 was $5.34 per share.

The options have been valued separately using the Black‑Scholes methodology. The options under the Stock Plan generally vest over a three-year period in equal annual amounts and expire five to ten years after the grant date.

The Company recorded stock compensation cost of $122 and $111 for the three months ended December 31, 2017 and 2016, respectively. The Company recorded stock compensation cost of $337 and $413 for the nine months ended December 31, 2017 and 2016, respectively. This expense was recorded in the employee related functional classification.

Compensation expense has been determined based on the fair value at the grant date for options and RSUs granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at December 31, 2017 was $605, which is to be recognized over the next three years.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan that was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009 (the “ESPP”).  A total of 300,000 shares are available under the plan.  The offering price per common share and number of common shares purchased for the periods ended December 31, 2017 and 2016 are as follows:

	Nine Months Ended December 31,
	2017	2016
Offering Price per Common Share	$1.90	$2.28
Common Shares Purchased	44,624	62,029

8. RELATED PARTY TRANSACTIONS

On June 15, 2016, the Board of Directors approved an increase in the quarterly fee payable to each member of the Board of Directors to $6 per quarter and an increase in the quarterly committee fee payable to members of the committees of the Board of Directors to $2 for each committee on which such member serves, including the nomination and corporate governance committee of Board of Directors, up to a maximum of two committees for each member. General administration expense includes an expense of $62 and $58 for the three months ended December 31, 2017 and 2016, and $176 and $160 for the nine month ended December 31, 2017and 2016, respectively, relating to these fees.

On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of Philip Sassower, who acted as the Company’s Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of the Board of Directors, of an annual fee of $300 for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower as the Company’s Chief Executive Officer.  In the prior fiscal year, the fee paid to SG Phoenix LLC for these services was $287.5. Additionally, the Company made a bonus payment of $90 to SG Phoenix LLC in the first quarter of fiscal 2018 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $215 and $81 for the three months ended December 31, 2017 and 2016, respectively, and $330 and $225 for the nine months ended December 31, 2017 and 2016, respectively for these fees.  In July 2017, the Board of Directors determined that the services of Mr. Sassower as the Company’s Chairman of the Board would be paid by the Company directly to Mr. Sassower, at a rate of $92 per year, effective August 1, 2017.  The previous contract with SG Phoenix LLC, through which Mr. Sassower had previously been compensated, expired on its own terms on August 1, 2017.  Effective October 18, 2017, Mr. Sassower resigned from the Board of Directors and the Company agreed to pay Mr. Sassower $250, made in equal monthly payments over a twelve-month period, and provided an extension of time for Mr. Sassower to exercise his vested options, without extending the term of any of those options.

On January 24, 2018, the Board of Directors approved an increase in the annual cash compensation to be paid to each member of the Board of Directors such that the Chairman of the Board receive $67 annually, the Chairman of the Audit Committee receive $58 annually, the Chairman of the Nomination and Governance Committee receive $48 annually and the Chairman of the Compensation Committee receive $52 annually.  All other members of the Board of Directors shall be paid $45 annually.  Additionally, at the January 24, 2018 meeting, each member of the Board of Directors were granted 3,500 RSUs with three year vesting, and a total of 32,500 stock options with a strike price of $2.70 per share, three year vesting and a ten year term.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 66% and Germany accounted for approximately 17% of the Company’s total revenue for the three months ended December 31, 2017, respectively. The United States accounted for approximately 70% of the Company’s total revenue for the nine months ended December 31, 2017.  For the three and nine months ended December 31, 2016, the United States accounted for 81% and 75% of the Company’s total revenue, respectively.

The distribution of revenue by country is segmented as follows:

	Three Months Ended				Nine Months Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Revenue by country:
United States	$15,743	66%	$19,787	81%	$46,351	70%	$45,930	75%
Germany	4,034	17%	1,370	6%	7,704	12%	4,186	7%
Other	4,076	17%	3,342	13%	12,544	18%	10,863	18%
	$23,853	100%	$24,499	100%	$66,599	100%	$60,979	100%

The Company has a variety of customers, and in any given year a single customer can account for a significant portion of sales. For the three and nine months ended December 31, 2017, the Company had four and three customers located in the United States who accounted for more than 10% of total revenue, respectively. For the three and nine months ended December 31, 2016, the Company had two customers located in the United States who accounted for more than 10% of total revenue.

Three Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2017	$24.0	4	49%
December 31, 2016	$24.5	2	39%

Nine Months Ended	Total Revenue (in millions)	Number of Customers with Revenue > 10% of Total Revenue	Customer Share as a Percent of Total Revenue
December 31, 2017	$67.0	3	46%
December 31, 2016	$61.0	2	41%

At December 31, 2017, the Company had two customers that accounted for more than 10% of the Company’s outstanding net receivables.

Nine Months Ended	Accounts Receivable (in millions)	Number of Customers with Account Balance > 10% of Total Receivables	Customer Share as a Percent of Total Receivables
December 31, 2017	$23.2	3	41%

The Company currently relies on three suppliers for the majority of its finished goods and engineering services related to product development, as compared to two in the prior year. At December 31, 2017 and 2016, the Company owed these suppliers $11,866 and $6,194, respectively, which is recorded in accounts payable and accrued liabilities.

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the nine months ended December 31, 2017 and 2016.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)            Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on June 30, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $235.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019 and has a current annual base rent, before reimbursable operating expenses, of approximately $228.  During fiscal year 2016 the Company occupied, with the consent of the landlord, a portion of the leased facility at 8601 RR 2222, Building II, Austin, Texas, where Motion Computing, Inc. (“Motion”) maintained its corporate functions, along with sales support, marketing, finance, engineering and operating groups, prior to the Company purchasing certain assets of Motion in April 2015.  The Company did not assume Motion’s lease for the facility, and in fiscal year 2016 negotiated the terms of the new lease with the landlord, as described above, for a portion of Motion’s former space.  The Company believes that its present facilities are suitable for its existing and planned operations. Rent expense for the three months ended December 31, 2017 and 2016, was $231 and $228, respectively. Rent expense for the nine months ended December 31, 2017 and 2016, was $712 and $510, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2018	$190
2019	767
2020	504
$1,461

b)              Purchase commitment

At December 31, 2017, the Company had purchase obligations for fiscal 2018 of approximately $15,669 related to inventory and product development items.

c)              Litigation

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. None of these actions, individually or in the aggregate, are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. SUBSEQUENT EVENTS

On February 1, 2018, the Company executed an amendment to the Bank of America Credit Agreement, to be effective as of January 25, 2018, to increase its line of credit from $15 million to $20 million, and to extend the term of the line of credit to January 25, 2021.  As part of this agreement, the Company agreed to adjust the covenants within the original agreement pro-rata based upon the increase in limits.

Effective on January 24, 2018, the Board of Directors adopted the Xplore Technologies Corp. Amended and Restated Transaction Bonus Plan (the "Transaction Bonus Plan"). The Transaction Bonus Plan amends and restates in its entirety the Company’s prior transaction bonus plan adopted in 2013.  The Transaction Bonus Plan provides for certain bonus payments to be made upon the consummation of a qualifying change in ownership transaction (a "Transaction") to certain senior management employees and directors of the Company. The aggregate value of the bonuses payable under the Transaction Bonus Plan will vary based on the net proceeds received by the Company in a Transaction (the “Net Proceeds”), but in no instance shall the aggregate value of the bonuses payable exceed sixteen percent (16%) of the Net Proceeds.

Effective on January 25, 2018, the Board of Directors approved the issuance of stock options totaling 232,500 shares at $2.70 per share to officers and directors.  These options have a three year vesting requirement and a term of ten years.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended December 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which is incorporated herein by reference.

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

Inflation.  During the three and nine months ended December 31, 2017 and 2016, we believe inflation and changing prices have not had material impact on our revenue or on net loss from continuing operations.

Foreign Currency Transactions. The Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled

Three and Nine Months Ended December 31, 2017 vs. Three and Nine Months Ended December 31, 2016

Revenue.  Total revenue for the three months ended December 31, 2017 was $23,853, compared to $24,499 for the three months ended December 31, 2016, a decrease of $646, or approximately 3%.  This decrease was a result of a decrease in unit sales of approximately 20%, partially offset by an increase in the average selling price of approximately 18%.  Total revenue for the nine months ended December 31, 2017 was $66,599, compared to $60,979 for the nine months ended December 31, 2016, an increase of $5,620, or approximately 9%. This increase was a result of an increase in the average selling price of our products of approximately 11%, partially offset by a decrease in unit sales of approximately 2%.

We operate in one segment, the sale of rugged mobile tablet PC systems. The United States accounted for approximately 66% and 70% of our total revenue for the three and nine months ended December 31, 2017, respectively. Germany accounted for approximately 17% of our total revenue for the three months ended December 31, 2017.  The United States accounted for approximately 81% and 75% of our total revenue for the three and nine months ended December 31, 2016, respectively.

We have a number of customers, and in any given period, a single customer may account for a significant portion of our sales.  For the three months ended December 31, 2017, we had four customers located in the United States who accounted for approximately 49% of our revenue. For the nine months ended December 31, 2017, we had three customer located in the United States who account for approximately 46% of our revenue.  For the three and nine months ended December 31, 2016, we had two customers located in the United States who accounted for approximately 39% and 41%, respectively, of our revenue in each period.  At December 31, 2017, we had three customers with receivable balances that totaled approximately 41% of our outstanding receivables.

Cost of Revenue.  Total cost of revenue for the three months ended December 31, 2017 was $16,233, compared to $17,784 for the three months ended December 31, 2016, a decrease of $1,551, or approximately 9%. The decrease in cost of revenue was attributable to the approximately 3% decrease in quarterly revenues discussed above, in addition to the effect of large project discounting in the previous year.  Total cost of revenue for the nine months ended December 31, 2017 was $46,440, compared to $43,764 for the nine months ended December 31, 2016, an increase of $2,676, or approximately 16%. The increase in cost of revenue is directly attributable to the increase in year to date revenue discussed above, in addition to higher margins compared to the prior year which was effected by large project discounting.

We rely on three suppliers for the majority of our finished goods.  The inventory purchases and engineering services from these suppliers for the nine months ended December 31, 2017 and 2016 were $46,403 and $31,257, respectively.  At December 31, 2017 and 2016, we owed these suppliers $11,197 and $5,257, respectively, which is recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $905 to $7,620 (31.9% of revenue) for the three months ended December 31, 2017, from $6,715 (27.4% of revenue) for the three months ended December 31, 2016.  Total gross profit increased by $2,944 to $20,159 (30.3% of revenue) for the nine months ended December 31, 2017, from $17,215 (28.2% of revenue) for the nine months ended December 31, 2016. The increase in gross profit for the three and nine months ended December 31, 2017 was due primarily to the increase in revenues discussed above, and the effect of prior year large project discounting.  The change in the gross profit percentage in in the three and nine months ended December 31, 2017 were due to the changes in the product mix sold, as well as the mix of product sold to large customers, and is consistent with our expectations based upon the performance of our current product lines.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the three months ended December 31, 2017 were $3,803, compared to $3,153 for the three months ended December 31, 2016.  The increase of $650, or approximately 21%, was due primarily to an increase in headcount related costs of $511, travel related costs of $59, demo equipment costs of $50, and an increase in marketing costs of $30. Sales, marketing and support expenses for the nine months ended December 31, 2017 were $10,170, compared to $9,484 for the nine months ended December 31, 2016, an increase of $686, or approximately 7%. This increase was due primarily to an increase in headcount related costs of $1,108, demo equipment costs of $236 and travel related costs of $115, partially offset by a decrease in marketing expense of $709.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the three months ended December 31, 2017 were $779, a decrease of $524, or approximately 40%, compared to $1,303 for the three months ended December 31, 2016.  The decrease in these expenses was due primarily to a decrease in product development related costs of $490 and headcount related costs of $34.  Product research, development and engineering expenses for the nine months ended December 31, 2017 were $2,508, a decrease of $1,065, or approximately 30%, compared to $3,573 for the nine months ended December 31, 2016. The decrease is a result of incurring $841 less in product development, as compared to the same period last fiscal year, and a decrease in headcount costs of $224.  In any period, we may be engaged in different stages of one or more product development efforts, resulting in different levels of related expenses.  For the quarter and the nine months ended December 31, 2017, we did not have the same level of product development activity as in the prior year. In addition, much of the development cost for our newer products is being borne by our contract manufacturers, without a commitment for reimbursement.

General Administration Expenses.  General administration expenses for the three months ended December 31, 2017 were $2,577, compared to $1,816 for the three months ended December 31, 2016, an increase of $761, or approximately 42%.  General administration expenses for the nine months ended December 31, 2017 were $6,313, compared to $5,723 for the nine months ended December 31, 2016, an increase of $590, or approximately 10%.  The increases were primarily related to severance costs and related expenditures incurred due to the departures of our former Chairman of the Board and our former Chief Executive Officer.

For the three months ended December 31, 2017 and 2016, the fair value of employee stock-based compensation expense was $122 and $111, respectively.  For the nine months ended December 31, 2017 and 2016, the recorded employee stock-based compensation expense was $337, and $413, respectively.  The decrease in stock compensation expense was principally due to the full vesting of previously issued awards that were granted in prior periods having been completed in April 2016.

Depreciation and amortization expenses for the three months ended December 31, 2017 and 2016 were $438 and $364, respectively. Depreciation and amortization expenses for the nine months ended December 31, 2017 and 2016 were $1,365 and $1,168, respectively.  The increase for the nine months ended December 31, 2017 was primarily due to depreciation expense related to the implementation of our new enterprise resource planning, or ERP, system.  Depreciation and amortization is recorded in the related functional classification.

Interest Expense.  Interest expense for the three months ended December 31, 2017 was $143, compared to $79 expense for the three months ended December 31, 2016, an increase of $64. Interest expense for the nine months ended December 31, 2017 was $247, compared to $156, for the nine months ended December 31, 2016, an increase of $91.  The changes in both periods was directly related to changes in average debt balances under our credit facility during the periods.

Other Income/Expense.  Other expense for the three months ended December 31, 2017 was $141, compared to $175 for the three months ended December 31, 2016. Other expense for the nine months ended December 31, 2017 was $202, compared to $370 for the nine months ended December 31, 2016. The decrease in both periods was related to a lower volatility in exchange rate gains and losses.

Income Tax (Expense).  Income tax expense for the three and nine months ended December 31, 2017 was $18 and $28, respectively, representing alternative minimum tax arising for the quarter. Income tax expense for the three and nine months ended December 31, 2016 was $49 and $129, respectively, representing alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the current period.

Net Income/Loss. Our net income for the three months ended December 31, 2017 was $302, compared to net income of $219 for the three months ended December 31, 2016, an increase in net income of $83. Net income for the nine months ended December 31, 2017 was $938, compared to a net loss of $2,064 for the nine months ended December 31, 2016, an increase in net income of $3,002. The increase in net income was directly related to the higher revenues achieved during the current periods, as compared to the same periods in the prior fiscal year.

Liquidity and Capital Resources

Other than in fiscal years 2015 and 2013, we incurred net losses in each full fiscal year since our inception, although we have recorded net income for the first nine months of fiscal year 2018.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million.  As of December 31, 2017, our working capital was $16,321 and our cash and cash equivalents were $18.

On April 17, 2017, our existing Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, N.A., pursuant to which Bank of America provided us with a three-year revolving asset based line of credit up to $15 million.  On January 25, 2018, the Company executed an Amendment to Loan and Security Agreement with Bank of America to increase its line of credit from $15 million to $20 million, and to extend the term of the line of credit to January 24, 2021.

The new facility with Bank of America, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum of (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.

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
On December 31, 2017, we had $14,318 in borrowings under our credit facility with Bank of America, with an additional $682 available under the line of credit.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Nine Months Ended December 31,
	2017	2016

Net cash used in operating activities	$(16,943)	$(4,790)
Net cash used in investing activities	(914)	(1,913)
Net cash provided by financing activities	14,415	5,208
Cash and cash equivalents, end of period	18	4,099

Net cash used in our operating activities was $16,943 for the nine months ended December 31, 2017, as compared to $4,790 for the nine months ended December 31, 2016, an increase of $12,153. The increase in net cash used by operating activities was impacted by our buildup in inventory of $13,565 and accounts receivable of $8,924 in fiscal 2018.  The increase in inventory is related to anticipated shipments of our products in the coming quarters, to reduce the lead time for products and to meet our suppliers’ minimum order quantities for some of our newer products and accessories. Our increase in accounts receivable has been driven by growth in revenue and the shift in timing of shipments to the end of each quarter.  While we have financed our working capital mostly through an increase in our line of credit, we were able to partially offset the increases in inventory and accounts receivable with an increase in trade payables, which we are in the process of permanently increasing and extending.

Net cash used in investment activities for the nine months ended December 31, 2017 consisted of investments in fixed assets of $914, comprised of computer software of $524 and demonstration units of $331.  Net cash used in investment activities for the nine months ended December 31, 2016 consisted of investments in fixed assets of $1,626, mainly tooling of $741, leasehold improvements of $242, investments in demonstration units of $203 and other equipment of $104. Additionally, we paid $287 of additional liabilities related to our acquisition of certain assets from Motion Computing, Inc. in April 2015.

Our financing activities provided $14,415 of net cash for the nine months ended December 31, 2017, almost entirely due to net borrowings under our bank facility, partially offset by cash flows from stock purchases under our employee stock purchase plan of $97.  Our financing activities used $5,208 of net cash for the nine months ended December 31, 2016, almost entirely due to net borrowings of $5,096 under our bank facility, partially offset by cash received from stock purchases under our employee stock purchase plan of $112.

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

During the three months ended December 31, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.

At December 31, 2017, we were not involved in any legal actions, arising in the ordinary course of business or otherwise.  From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters would not have a material adverse impact on our financial condition or the results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended March 31, 2017 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended March 31, 2017.

Risks Relating to our Business

For the three months ended December 31, 2017, we had four customers that accounted for more than 10% of our total revenue.  If we are unable to replace revenue generated from one of our major resellers or end-user customers with revenue from others in future periods, our revenue may decrease and our growth would be limited.

Historically, in any given quarter a single customer, either reseller or end-user customer, could account for more than 10% of our revenue. For the three months ended December 31, 2017, four customers located in the United States who accounted for approximately 49% of our total revenue.  If we are unable to replace revenue generated from our major customers, including resellers, with revenue from others our revenue may decrease and our growth would be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Tom Wilkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Tom Wilkinson, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Tom Wilkinson, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XPLORE TECHNOLOGIES CORP.

Dated: February 13, 2018	By:	/s/ TOM WILKINSON
Tom Wilkinson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)