Form 10-K
period 2018-03-31
XPLORE TECHNOLOGIES CORP
filed 2018-07-16
CIK 1177845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

As of September 29, 2017, the aggregate market value of the common equity held by non-affiliates of the registrant was $38,737,600 based on the closing sale price of $3.52, as reported on The NASDAQ Stock Market.

As of June 29, 2018, the registrant had 11,085,568 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended March 31, 2018.

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

PART I

Item 1.  Business

Pending Transaction

On July 5, 2018, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Zebra Technologies Corporation, a Delaware corporation, or Zebra, and Wolfdancer Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zebra, or Merger Sub, providing for the acquisition of us by Zebra through a tender offer by Zebra and Merger Sub, which we call the Offer, followed by a merger of Merger Sub with and into us, or the Merger, effected under Section 251(h) of the Delaware General Corporation Law.

The following is a summary of certain provisions of the Merger Agreement and certain other agreements we entered into in connection with the Merger Agreement.  This summary of the Merger Agreement is qualified in its entirety by reference to the full description of the Merger Agreement and Merger contained in our Current Report on Form 8-K dated July 3, 2018, which was filed with the Securities and Exchange Commission on July 5, 2018, and to the full text of the Merger Agreement, a copy of which was filed as an Exhibit to that Current Report and is incorporated herein by reference.  Stockholders and other interested parties should read the Merger Agreement for a more complete description of the provisions summarized below.

The Merger Agreement provides that Zebra will commence the Offer as promptly as practicable, but in no event later than ten business days after July 5, 2018.  Subject to the having a majority of the outstanding shares of our common stock being tendered in the Offer, and the other conditions that are described in the Merger Agreement, Zebra will cause Merger Sub to irrevocably accept for purchase and thereafter pay for all shares of our common stock validly tendered and not properly withdrawn pursuant to the Offer as soon as practicable after the expiration of the Offer and, in any event, no later than three business days after the Offer acceptance.  If the Offer is consummated, each of our stockholders will receive $6.00 for each share of our common stock validly tendered and not properly withdrawn by such stockholder prior to the date of the expiration of the Offer, without interest thereon and subject to deduction for any withholding taxes. The Offer must stay open for 20 business days and can be extended for up to two consecutive periods of five days (or other period agreed to by the parties).  Zebra has the right (but is not obligated) to at any time, and from time to time, in its sole discretion waive any condition or modify the terms of the Offer.

The Merger Agreement provides that the closing of the Merger will take place on a date to be specified by the parties no later than the third business day after the acceptance of the Offer, unless the parties otherwise agree in writing.

Except as expressly required or permitted by the Merger Agreement, as required by applicable law, as set forth in the applicable schedules to the Merger Agreement or as consented to in writing by Zebra, during the period between the date of the Merger Agreement and the earlier of the effective time of the Merger or the termination of the Merger Agreement pursuant to its terms, we have agreed to: (A) conduct our business in the ordinary course of business as historically conducted in all material respects; (B) ensure that we have a specified level of working capital at the effective time of the Merger; (C) ensure that the aggregate of (x) our net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of shares of our common stock, outstanding options to purchase shares of our common stock and outstanding restricted stock units, or RSUs, is less than or equal to $90,000,000 as of immediately prior to the effective time of the Merger; and (D) use our reasonable best efforts to preserve our assets and business organization and maintain our existing relations and goodwill with material customers, suppliers, distributors, regulators and business partners.

The closing of the Offer is subject to the following conditions:

(i) the Merger Agreement has not been terminated in accordance with its terms;
(ii) at least 50% of the outstanding shares of our common stock, plus one share, have been tendered;
(iii) there has been no judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority or any applicable law that enjoins or otherwise prohibits the consummation of the Offer or the Merger;
(iv) our representations and warranties set forth in the Merger Agreement are generally true and correct, except where the failure to be true and correct would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on us;
(v) we have complied with and performed in all material respects our obligations required to be complied with or performed;
(vi) since the date of the Merger Agreement there shall not have been any effect, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us;
(vii) the aggregate of (x) our net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of the shares of our common stock, options to purchase our common stock and RSUs shall be less than or equal to $90,000,000; and
(viii) the receipt of foreign regulatory approvals.

We have agreed that we will not, and will not authorize or permit any of our officers, directors, investment bankers, attorneys, accountants and other advisors, agents and representatives to, directly or indirectly through another person, solicit any offers from third parties to acquire our business.  In certain limited circumstances, we have the right to engage with a third party in the event such third party submits a superior proposal to acquire our business, subject to Zebra’s ongoing right to match and negotiate the acquisition.

The Merger Agreement includes certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by us or Zebra related to such a superior proposal, we will pay Zebra a termination fee of $3,000,000.

Overview

We are engaged in the development, integration and marketing of rugged mobile personal computer and hand held devices. Our rugged devices are designed to withstand hazardous conditions, such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks.  The intrinsically safe, ruggedized and reliable nature of our products facilitates the extension of traditional computing systems to a broader range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists.  Our devices are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases.  Additionally, our most rugged devices are waterproof for up to 30 minutes in water up to a depth of three feet, are impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access.  Our end-user customers include major telecommunications companies, leading heavy equipment manufacturers, vehicle manufacturers, healthcare providers, oil and gas production companies, the military and first responders.

Through 2014, we focused on a single ultra-rugged tablet, the iX014, through multiple generations of that product.  In 2014, we began the introduction of multiple fully-rugged and rugged tablets that are lighter and less expensive than our original product.  In 2015, we acquired the assets of Motion Computing, Inc., or Motion, another producer of rugged tablets, which acquisition was designed to expand our market share and reach.  During our fiscal year 2018, we refined our focus yet again.  We redefined our business model as a provider of rugged mobility systems, and began the process of introducing even more rugged products, such as the XBOOK 2-in-1 device and the Xplore M60 handheld device.  We made these changes in order to expand our addressable market and to serve the needs of our existing end-users and distribution channels.

Our rugged mobile device portfolio has offerings in both Windows and Android.  We believe that by having a broader portfolio of products, in terms of ruggedness, price and operating systems, we can address a broader range of end user needs.  Looking forward, our strategy is to build increased market awareness of our product offerings, in an effort designed to increase our revenue and expand our share of the markets addressed by those offerings.

We believe that we are positioned for future revenue growth in the markets in which we compete.  We have introduced a line of devices that, based upon third‑party certifications, surpasses the performance standards and specifications that have been the accepted measures for rugged tablet devices in today’s marketplace.

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

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, our goal is to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2018 was approximately 12% higher than the prior fiscal year.

We are a Delaware corporation and our common stock trades on The NASDAQ Stock Market under the symbol “XPLR.” Following the consummation of the Merger, there will be no public market for our common stock, which will cease to be traded on The NASDAQ Stock Market, and we will no longer be required to file periodic reports with the Securities and Exchange Commission.

Recent Developments

In fiscal year 2016, we introduced two new products, the XSLATE B10 and the XSLATE D10, which were the replacements for our former RangerX product.  In fiscal year 2017, we introduced the XSLATE R12, which was a replacement for our former Motion R12 product.  Our products are described in more detail below.

On April 17, 2017, our existing Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America N.A., which we call the Bank of America Credit Agreement, pursuant to which Bank of America provided us with a revolving asset based line of credit of up to $15 million.  The new facility with Bank of America, which initially had a three-year term, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $15 million or the sum of (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.

The Bank of America Credit Agreement contains a financial covenant regarding our available liquidity, which is tested monthly.  Our failure to meet this covenant, or the triggering of other events of default under the Bank of America Credit Agreement, could result in acceleration of all of our payment obligations and the termination of the obligations of Bank of America to make loans and extend credit to us under the Bank of America Credit Agreement. The Bank of America Credit Agreement contains certain representations and warranties made by us and certain conditions that we must met to cause Bank of America to make loans under the facility.  The Bank of America Credit Agreement also contains customary affirmative and negative covenants, events of default and remedies upon default, including acceleration.

Effective January 25, 2018, the Bank of America Credit Agreement was amended to increase our line of credit to $20 million and to extend the termination date to January 25, 2021.

On July 3, 2018, we entered into Amendment No. 2 to Loan and Security Agreement with Bank of America, to be effective as of May 30, 2018.  The amendment provides for additional borrowing capacity under the underlying line of credit by increasing the number of eligible accounts receivable against which we can borrow under the credit agreement.  The amendment also adjusts certain triggers leading to enhanced reporting by us under the agreement. As of March 31, 2018, we had drawn $14,159,000 on this line of credit, and as of June 30, 2018, we had drawn $12,405,000.

In February 2018, we introduced two new products, the XBOOK B10 and XBOOK D10, both of which are rugged 2-in-1 devices.  In May 2018, we introduced the Xplore M60, a rugged handheld device.  Our products are described in more detail below.

Products

Our devices offer the following features:

Rugged— We have designed and built our tablet products from the inside out, developing design elements that provide a heightened and proven level of durability.  Some of our products meet some of the strictest specifications in the world, such as those established by the U.S. military, including Military Standard Testing for Environmental Extremes.  By being designed to meet these specifications, some of our products can withstand damage from being dropped onto concrete from a height of up to seven feet, from being submerged for up to 30 minutes in up to three feet of water, and from being exposed to extreme temperatures are as low as −60° Fahrenheit and as high as 160° Fahrenheit.  In addition, some of our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

For our hand held products, we leveraged available housing designs, and then built our products from the inside with the assistance of our contract manufacturers.  We expect to be able to swiftly bring products and modifications to the market using this approach.  As handheld devices have less concerns regarding heat disbursement, we have been able to create sealed devices with less ports.  We expect these devices to have robust bar code scanning capabilities, so we focused on delivering the products with a rugged bar code scanner integrated into the device.  Our handheld products can withstand damage from being dropped from four feet and are waterproof.  They have a temperature range from 0° Fahrenheit to as high as 120° Fahrenheit.  In addition, our products are designed to continue to function when subjected to vibration, sand storms and other challenging outdoor work environments.

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

Remote Connectivity— Our devices have a range of wireless communications options (wLAN, Bluetooth, 4G LTE and NFC) as well as two meter and sub-meter GPS options.
 Accessories— We offer a broad range of add-on modules and accessories that we believe better enable our customers to adapt our devices to their intended use.  In particular, we believe our functional, durable and reliable docking solutions are tailored to our customers’ needs.  We have supplied service, desktop, vehicle, forklift, armored vehicle and mobile cart docking systems to our customers.

Heightened Safety Standards— Some models of our line of wireless-enabled tablet PC systems have been tested and certified both in North America and in the European Union for use in hazardous conditions.

Our devices are designed to be used as a mobile computing system.  These systems are comprised of a hardware platform that is fully integrated with one or more software applications.  Through its wide feature set, we believe our line of products allows for the customization of a platform that best suits any given application.  Our computers combine processing power, viewability, ruggedness and connectivity, and are designed to operate in extreme environments.

Set forth below are descriptions of the various product lines that we offer.

iX104 Product Line

We have spent more than a decade on research, development and product improvements with each generation of our iX104 ultra-rugged tablet, achieving what we believe are a number of industry “firsts,” such as being the first manufacturer to incorporate dual-mode inputs with active pen and finger touch capabilities.  Our signature iX104 tablets have consistently been recognized for their ruggedness, versatility and best-in-class technologies.  We believe that we pioneered, and continue to offer, the best outdoor‑readable display and wLAN wireless solutions.  Our specially designed Dual Mode Sunlight Readable screen is viewable in challenging lighting conditions, including direct sunlight and dimly-lit environments, from virtually any angle.

We believe that our recent versions of the iX104 have continued to introduce “industry firsts” and differentiating features.  Our iX104C product line includes a tool-less removable dual solid state drive (SSD) module, tool-less access to the SIM and MicroSD ports, and an ingress protection rating of IP 67 for submersion in water.  Our iX104C product line also features the Intel Core i7 processor and runs on Windows 7, 8 and 10 operating systems.

Our line of iX104 tablets is designed to operate in challenging work environments, including extreme temperatures, constant vibrations, rain, blowing dirt and dusty conditions.  Our iX104 systems can be fitted with a wide range of performance matched accessories, including multiple docking station solutions, wireless connectivity alternatives, Global Positioning System (GPS) modules, biometric and smartcard modules, as well as traditional peripherals like keyboards, mice and cases.

XSLATE  B10

In September 2015, we launched the XSLATE B10 rugged tablet, which is targeted at potential end-users who may be considering Panasonic’s most popular rugged tablet, the FX-G1.  Built with unfailing protection in mind, the IP65 and MIL-STD-810G rated XSLATE B10 rugged tablet endures even the most extreme work environments. It also doesn’t compromise critical PC capabilities despite weighing only 2.4 lbs. We believe that the XSLATE B10 offers superior standard I/O features, a unique set of peripherals, and greater environmental resiliency than the Panasonic FX-G1.

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

The XSLATE B10 also addresses customers’ requirements for more expansive and flexible I/O options, giving users a standard that we believe is unmatched by competitive products.  No other rugged tablet PC that we are aware of can deliver at least eight ports that are available all the time.  The XSLATE B10 users can customize their I/O configurations to fit their unique workflow needs, with the following options:

•	Built-in RJ 45, Micro SDXC, Micro HDMI-out, True Serial, 2 x USB 3.0 ports;
•	Optional HDMI-In port;
•	U-Blox GPS module;
•	Barcode scanner;
•	Built-in cameras;
•	G2 office dock with six additional USB ports, plus DVI/VGA, HDMI DB9 serial ports and audio jacks;
•	Wacom active pen and digitizer;
•	Advanced touch mode application with glove touch and wet modes; and
•	A spill resistant companion keyboard that attaches directly to the device and offers additional screen protection when the XSLATE B10 is not in use.

The XSLATE B10 also features 4G LTE broadband and 802.11ac Wi-Fi access, and 20 hours of operation with the hot-swappable battery option.  The XSLATE B10 is powered by the Intel Broadwell i5 CPU, comes standard with 8GB of RAM, a 128GB SSD and supports Windows 10, 8.1, or 7.

XSLATE R12

The XSLATE R12, which replaced our former Motion R12, merges our core rugged engineering expertise with a sleek, aesthetically appealing industrial design.  With a full high definition 12.5’ display, the XSLATE R12 transitions seamlessly among the office, the vehicle and the field.   A full suite of accessories supports this mobile desktop replacement, including:

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

Motion F5m/C5m

The Motion F5m and Motion C5m are easily recognized by their iconic integrated handle design, which was introduced by Motion in 2008.  The Motion C5 was originally introduced in white for clinical applications.  Motion then followed up with a black version of the Motion C5, the Motion F5, for field applications.  The rugged tablets’ fifth generation Intel Core processors, including the highest performing Intel i7 vPro processor, provide the power to quickly move through computation-intensive applications, while increasing overall power efficiency for longer battery life.

These products have a 10.4” View Anywhere display that mimics the size of many standard forms for which input is made easy with both touch and digital pen interfaces.  An optional barcode scanner is integrated into the handle for easy push-button reads.  A high resolution digital camera and the “SnapWorks by Xplore” camera application make it easy to capture images, annotate those images with the pen, and share the data with other applications.  An optional UHF RFID scanner enables long range reads of RFID tags up to nine feet away.  And, the “EasyConnect” expansion module can be populated with a magstripe reader to accept payments in real-time at the point of service.

These products are often used in large metropolitan areas, where LTE networks are susceptible to traffic congestion that negatively impacts connectivity performance.  To overcome that challenge, the products were designed and certified to support the additional spectrum of AWS (Advanced Wireless Services), commonly marketed by some carriers as XLTE.

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

We have developed a suite of optional features designed to optimize Bobcat for specific industries.  Our proprietary Xpansion Port includes integration options such as a 1D/2D barcode scanner, common access card (CAC) reader and near-field communications (NFC) reader.  Warehousing and distribution businesses can consolidate operations and reduce equipment costs with the Bobcat’s barcode scanner or NFC reader capabilities, while the military and other governmental entities can use the CAC reader for increased security.

XSLATE D10

Launched in December 2015, the XSLATE D10 is the follow on to our Android Ranger X.  The hardened exterior, doubly-powerful interior and “all ports, all the time” connectivity of the XSLATE D10 rugged tablet gives the Android 5.1, Lollipop OS what we believe is a tough, new edge over its competition.

Unlike many other Android products, the XSLATE D10 is fully rugged with a broad range of purpose-built capabilities to support demanding workflows.  The product is IP-65 rated for protection against rain, water and dust.  Using the MIL-STD-810G protocol, it is rated for five foot drops.  Elastomer bumpers, a chemically hardened display, and a stiff magnesium alloy midframe, help protect the XSLATE D10 against screen breakage.  The product is also compliant with C1D2 and ATEX standards for hazardous locations and explosive environments.  Similar to the XSLATE B10, the XSLATE D10 provides eight standard I/O ports, including 2x USB 3.0, Micro SDXC, Micro HDMI-out, and RJ45 Gigabit Ethernet connection and optional HDMI Input module.  The XSLATE D10 is certified for 4G LTE networks and also is equipped with Wi-Fi and Bluetooth standard.  Additionally, the product is compatible with our full range of G2-class accessories, including industrial and vehicle docks, companion keyboard, top handle, kickstand, barcode reader, CAC/SmartCard reader, NFC and HDMI-In modules.

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

XBOOK B10/D10

Leveraging the XSLATE B10 and the XSLATE D10 products described above, in February 2018 we introduced the XBOOK, which allows the user to choose between a tablet and a notebook.  We developed a semi-rugged detachable keyboard that also provides enhanced protection for the device screen when attached and closed.  With a built in kickstand, this device can be opened and used like a traditional notebook computer, or the keyboard can be removed and stored.

By designing the interface as a semi-rugged add-on, we were able to deliver this device at a lower price than competitive products offering fully rugged keyboards.

Xplore M60

In May 2018, we introduced our first handheld unit, the Xplore M60.  This Android powered device is rugged, mobile and features a long life battery to support all day field deployment.  The Xplore M60’s six inch screen is a unique offering in rugged mobile computing, and the optional integrated bar code scanner provides for expanded use.

•	Weighing in at only 0.81 lbs. (369g), this 6” Android handheld is the easiest way to keep every piece of job-related data close at hand 24/7 without feeling weighed down.
•
The combination of Wi-Fi, GPS, Bluetooth, LTE Data and Voice, and NFC wireless technologies provides an all-access pass to information-generating IoT, Industry 4.0 or GIS systems that are crucial to making revenue-driven, or cost-saving, business decisions throughout the day.

•
High-definition cameras and voice capabilities make it easy for all employees to up-level actionable information to management whether they’re working on the shop floor, from the road, or in the field.

The highly accurate data imported from the front lines via the built-in barcode scanner and NFC technology enables allows the user to track, trace and manage everything from raw materials and finished goods to trucks and trains.

Strategy

Our strategy is to become the leading developer and marketer of rugged mobile wireless personal computer and hand held devices.  We currently compete in the rugged tablet PC and rugged 2-in-1 market, and in May 2018 we entered into the rugged hand held device market.

Continue Expansion into New Rugged Product Markets

We have successfully broadened our offerings and opportunity by development and acquisition of new products.  During fiscal year 2018, we launched the XBOOK B10 and XBOOK D10.  We also received the third full refresh of products from our largest customer, which was fulfilled with our XSLATE B10 product.  Our recent launch of the Xplore M60 opens up another rugged device market, and provides us with a form factor requested by many of our existing customers

We believe that our lines of rugged devices make us uniquely positioned to capitalize on the convergence of four current market trends:

•	Continuous expansion in the use of wireless data;
•	Increased awareness and rapid adoption of mobile computing;
•	Transition toward rugged computing solutions in the face of high failure rates for non-rugged devices that have been deployed in non-traditional working environments; and
•	Proliferation of the internet-of-things, and resulting demand for instant data.
We believe that many enterprises are coming to the realization that the total cost of computer ownership is improved with rugged computing solutions.

Leverage Existing Markets

We continue to analyze the needs of the vertical markets that we are currently addressing, so that we can continue to increase our sales in those markets.  We intend to continue to focus on customer specific applications by leveraging our core products and technology, as well as our key strategic alliances.

Our strategy includes the following key elements:

Identifying and targeting vertical markets, major account and OEM opportunities— To achieve broad market penetration with our products, we intend to continue to focus on specific vertical market applications, major accounts and relationships with our original equipment manufacturers, or OEMs.

Outsourcing manufacturing and nurturing of key relationships— We intend to continue to outsource our manufacturing function through our engineering and manufacturing collaborations with our contract manufacturers, so that we can continue to focus our resources on our technology and product development, customer applications and project deployment activities.  In addition, we plan to continue nurturing our key distributor and reseller relationships.

Flexible product design and customer-centric approach— We believe that the design of our products provides us with the flexibility to respond to customer‑specific requirements.  We involve our customers in our product development and enhancement efforts, which is intended to result in improved communication throughout the entire sales cycle, and is designed to position our products as the optimal mobile computing platform for our customers.

Delivery of high quality, reliable systems— We measure and seek to improve product quality through rigorous quality assurance programs implemented through our strategic alliances, in concert with performing our custom‑designed test programs.  We also utilize feedback provided to us by our customers.

Marketing and distribution relationships— Within each targeted vertical market, we intend to focus on entering into co-marketing relationships with key application providers and systems integrators.  This strategy is designed to allow us to use multiple sales channels within a region, while maintaining key strategic alliances.

Sales

Our direct customers primarily consist of distribution companies, such as large computer companies, specialized system integrators, software vendors, distributors and value-added resellers, and to a lesser extent end-users of our devices.  For fiscal year 2018, approximately 92% of our total revenues were attributable to sales through our distribution and reseller channels, and approximately 8% of our total revenues were attributable to sales directly to end-users.  We currently have relationships with more than 120 distributors and direct resellers.  Our distributors and resellers generally have large sales organizations that, in turn, sell our products to entities that are the ultimate end-users.  In any given year, a single distributor may account for a significant portion of our revenue.  In fiscal year 2018, we had three resellers located in the United States who accounted for approximately 45% of our total revenue in the aggregate.

As of March 31, 2018, we had a sales team of twenty-three individuals that either have geographic responsibilities for direct and indirect sales opportunities or responsibilities for specific enterprise customers, without limitation by geography.  Our regional and international sales teams work closely with our distributors and resellers in defined regions.  Our enterprise sales team works on specific large accounts and industry verticals.  Our distributors are currently selling our products into the public safety, utility, telecommunications, field service, warehousing logistics, transportation, oil and gas production, manufacturing, route delivery, military and homeland security markets.

Our North American revenue was approximately 70% of our total revenue in fiscal year 2018, as compared to approximately 73% of total revenue in fiscal year 2017.

Marketing

There are three primary areas of focus for our marketing efforts:

•	Brand awareness and lead generation;
•	Channel development; and
•	Product marketing.

Brand Awareness and Lead Generation

Our brand awareness and lead generation initiatives use digital media, are focused on industry vertical markets, and leverage our channel distributors to amplify our message into the market.  Key elements of these initiatives include:

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

Channel Development

Our go-to-market strategy is channel driven, and includes (i) distributors that enable quick product delivery and third party product configuration, (ii) direct and indirect IT resellers with rugged mobility expertise in key verticals, (iii) systems integrators that may bring elements such as wireless communication systems to a project, (iv) installation and deployment companies, and (v) application software suppliers that service our target verticals.  Our channel development efforts are focused on identifying and recruiting distributors that add value to our customer deployments and provide the tools and resources that enable them to be successful in positioning our products and designing and deploying world-class solutions for our shared end-customers.  To achieve this, we:

•	Provide both onsite and online training curriculum, including sales and service certification courses;
•	Fund turn-key case study and web content syndication programs;
•	Provide market development funding for joint brand awareness and demand generation campaigns;
•	Provide a knowledge base for frequently asked questions and fast problem resolution;
•	Hold annual conferences in the Americas and in Europe to share success stories and future plans; and
•	Solicit feedback on how we can further improve our programs to increase channel effectiveness.

Product Marketing

Our product marketing work starts with aligning our product development plans with the anticipated needs of our target end-users.  We recognize that, as a smaller company, our key to success depends on our ability to provide better products than our larger competitors, and to be more responsive to our customers’ needs.  As such, our product innovations are grounded in combining emerging technologies with customer needs.  When embarking on the development of a new product or an upgrade of an existing one, we devote resources to engaging end-users, distributors and industry experts in the design process.  We believe that this process, combined with our flexibility to make quick decisions with the support of our contract manufacturers, has enabled us to deliver products with market leading technology ahead of our competitors.

The market prices for rugged devices are higher than those for commercial grade devices used in traditional office settings.  However, we believe that the total cost of ownership of a rugged device over a three to five-year period can be significantly lower than the cost of a cheaper non-rugged computer in certain environments.  Several of our customers have disclosed in our customer‑based market research studies that they experienced higher direct costs using non-rugged devices, with more frequent damage, information retrieval costs and replacement costs, as well as higher indirect costs, such as prolonged downtime.  This conclusion is also supported by third-party research.

Market Segments

We target a number of different market segments in which we believe the deployment of rugged mobile computers can greatly improve operating efficiencies, reduce related costs, and improve end-user service levels.

Telecommunications, Utilities & Energy.  Generally, to remain competitive, telecommunications, utility and energy related companies continuously have to respond to their customers’ requests for service and infrastructure maintenance expeditiously and efficiently.  We believe that the reliable and real-time movement of information to and from the field is vital to the success of any field automation system.  To fully leverage the value of mobile computing in these environments, the devices must also be safe to use in hazardous environments where explosive gases may be present – particularly relevant to the oil and gas industry.  We have responded with products that are compliant with C1D2 and ATEX standards for use in these environments.  Two global top ten telecommunications providers in the world are end-users of our products, as well as several of the world’s largest utility and energy companies, including Hydro One in Canada, EDF in France, RWE in Germany, Sydney Water in Australia, and Thames Water in the United Kingdom.

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

Public Safety. Given the focus in the U.S. on homeland security matters and the continued commitment by Federal, state and municipal governments on law enforcement, fire and emergency medical services, members of the public safety sector are searching for efficiencies that will better enable them to do their jobs.  Rugged mobile computing devices assist these groups in a variety of ways.  For example, having a reliable and durable tablet computer provides law enforcement agencies with immediate and reliable access in the field to national and local criminal databases.  In this market segment, our products have been sold to hundreds of public safety organizations across the world, including the Abu Dhabi Police, Danish Ambulance Service, and the German Red Cross.

Manufacturing.  Manufacturing floor environments demand resiliency and mobility, and require more rugged computing power than ever before, to store large amounts of data and display complex and highly detailed drawings.  Whether assembly, maintenance, or repair operations are confined to an indoor factory, an enclosed hangar, or an outdoor testing facility, the environmental elements and vibrations from equipment and forklifts can be harmful to the average computing device.  Our rugged tablet IP ratings and the results of extensive MIL-STD-810G tests are particularly relevant to this segment.  We have experienced particular success in the Automotive and Aerospace sectors of this market segment, with end-users that include Boeing, Bombardier in Canada, Embraer in Brazil, Dassault Aviation in France, Audi in Germany, and Volkswagen in Italy.

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

Research and Development

We have assembled an experienced engineering and product development team.  Through the collaboration of our employees and the engineering teams of our contract manufacturers, we believe we are able to bring significant resources to the research, development and design of our products.

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

We continue to invest in research and development to enhance and expand our rugged mobile devices.  We are considering additional form factors, operating systems and screen technologies for integration into our rugged devices as we seek to expand into additional markets.  During the fiscal years ended March 31, 2018 and 2017, we expended $3,354,000 and $4,462,000, respectively, on research and development activities, none of which was borne by our customers.

Competition

Competition in our industry is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in end-user requirements.  To be competitive, we must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of end-users.  We believe that the principal competitive factors affecting the market for our products are the products’ performance, features and reliability, price, customer service, reputation in the industry and brand loyalty.  We believe that our strongest competitive advantages are our products’ durability and reputation in the industry.  In order to compete, we will be required to continue to respond promptly and effectively to the challenges of technological changes and our competitors’ innovations.

Our primary competitors in the mobile rugged computer market include the following:

•
Panasonic.  Panasonic is the largest provider of mobile rugged computers and offers a series of traditional and convertible notebooks.  Panasonic promotes a rugged computer, known as the Toughbook, which is well known in the industry.

•	Getac. Getac is a provider of mobile rugged computers, including tablets and traditional and convertible notebooks.
•	Mobile Demand. Mobile Demand is a provider of rugged tablet computers.
•	Dell. Dell is a relative newcomer to the rugged tablet business, currently offering a single product.
•	DRS Technologies. DRS is a provider of rugged mounted computer systems, primarily to the U.S. Military.

Panasonic and Getac have more product offerings and greater financial, technical, and research and development resources and marketing capabilities than we do.  Dell has greater financial, technical, and research and development resources and marketing capabilities than we do.  DRS produces tablets with specific connectivity required by the U.S. Military.

We also face competition from manufacturers of non-rugged mobile devices, such as Samsung, Dell, Hewlett‑Packard, Apple, Sony and Toshiba, to the extent end-users decide to purchase less expensive traditional devices for use in environments that we believe are better suited for mobile rugged devices.

Manufacturing

We have a scalable manufacturing infrastructure to support our manufacturing operations.  Our primary contract manufacturers, Wistron Corporation (Wistron), Pegatron Corporation (Pegatron) and Ubiqconn Technology, Inc. (Ubiqconn), are located in Taiwan.  Wistron, the supplier of our iX104 and XSLATE B10 products, is recognized as a leading provider of computers and electronic components to some of the world’s largest technology companies, including Dell and Hewlett‑Packard.  Pegatron, the supplier of our XSLATE R12 and F5/C5 products, is also a leading provider of computers and electronic components to the world’s largest technology companies.  Ubiqconn, the supplier of our XSLATE D10 and Bobcat products, was spun off from the First International Computer (FIC) Group in 2011 and is a wholly-owned subsidiary of FIC.  FIC has been a dominant force in technology research, product development and manufacturing services since 1980.  Ubiqconn is comprised of FIC’s Industrial Computer Business Unit and FIC’s original research and development team, which has accumulated over twenty years of experience in developing IT products for worldwide first tier companies.  We contract with BeiJing UniStrong Science & Technology, Ltd. (UniStrong) for the production of our Xplore M60 rugged handheld device.  We expect our relationships with our contract manufacturers will support our expected sales and product demand for the foreseeable future.

We outsource the majority of our manufacturing services for our rugged devices to our contract manufacturers, including board production, parts procurement, assembly, some quality assurance testing, warranty repair and service.  We have design and manufacturing agreements with our contract manufacturers and they collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

Under the terms of our agreements with our contract manufacturers for our tablets and 2-in-1 devices, they provide us with design, manufacturing and support services related to our rugged devices.  The purchase price of our products is determined based on the specific configuration of the device being produced, and may be subject to cost reduction plans and volume based discounts.  At least quarterly, we meet with each of our contract manufacturers to develop cost reduction plans.  The plans take into account alternative suppliers along with components, design, process changes and other cost savings procedures.  Each month we provide the contract manufacturers with a six month rolling forecast of the products we anticipate ordering.  Generally, each of the contract manufacturers have approximately 90 days after its acceptance of our purchase order to ship the product.  If products ordered during any quarter exceed the volume projected in the forecast, each of the contract manufacturers has agreed to use its reasonable best efforts to deliver the excess products within 45 days after its acceptance of the applicable purchase order.

Our contract manufacturers provide several warranties to us, including that they have all necessary rights required to sell the products, that each product will be free from any material defect, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications.  The current terms of our agreements with our contract manufacturers are for one year and automatically renew for additional one year terms, unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the expiration of any renewal term.  In addition, the agreements contain provisions that allow for termination for any reason by either party upon 120 days’ notice.

We purchase materials, supplies and product subassemblies for our rugged mobile personal computer tablets and 2-in-1 devices from a number of vendors.  Some key components included in our line of products are currently available only from single or limited sources.  In the past, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources.  We are dependent upon Microsoft Corporation for various software products, including products included in our rugged devices.

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

Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology.  We rely primarily upon a combination of patent, trademark, copyright and trade secret laws and license agreements to establish and protect proprietary rights in our products and technology.  On March 31, 2018, we had thirty-eight U.S. patents and thirteen non-US patents.  In addition, we had one U.S. patent application, one Chinese patent application, one European Union patent application and one Taiwanese patent application related to proprietary elements of our tablet devices, and one U.S. patent application, one Taiwanese patent application and one International PCT patent application related to our wireless dock.  Even with patent protection, it may be possible for a third party to copy or otherwise obtain and use our products or technology without our authorization, or to develop similar technology independently.  In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We do not believe that any of our products infringe on the proprietary rights of any third parties.  There can be no assurance, however, that third parties will not claim such infringement by us or our licensees with respect to our current or future products.  In the past, we have had third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business.  Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with the claimant, any of which could delay the development and commercialization of our products or increase the costs of our products.  Since 2015, three companies have filed lawsuits against us for alleged infringement of their patents by the products we acquired from Motion.  We have settled two of the lawsuits by entering into license agreements, with a modest one-time payment for each.  We believe that we have no potential liability to the third claimant because we had, and continue to have, an existing license agreement with that company.  We have received correspondence from one additional company alleging infringement of their patent, and offering to enter into a license agreement with a modest fee.

We work closely with our contract manufacturers to stay abreast of the latest developments in rugged mobile technology.  We obtain patent licenses for some technologies, some of which require significant royalty payments, when we believe those licenses are necessary or advantageous to our business.  We have entered into non-exclusive licensing arrangements with Microsoft and other software suppliers for various operating systems and application software that we sell with our rugged devices.

Government Regulation

Our business is subject to regulation by various federal and state governmental agencies in the United States.  Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the U.S. Department of Commerce, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.

Our business is subject to additional government regulation related to our international operations, including local trade regulations and procedures and actions affecting production, pricing and marketing of products, and local labor regulations, including local labor issues faced by our suppliers and OEMs.  We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, as a result of our business operations in many foreign countries, particularly in those with developing economies, where companies engage in business practices prohibited by the FCPA.

Employees

As of March 31, 2018, we had 95 full-time employees, of which 48 were employed in the operations, engineering, research and development and customer support areas, nine were involved in corporate, finance and administrative areas and 38 were employed in sales and marketing.  We anticipate that we will need to hire additional employees going forward.  Our employees are not represented by a union or other collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are good.

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

Risks Relating to our Business

We have a history of net losses which may continue.

Until fairly recently, we have incurred net losses in each fiscal year since our inception.  As of March 31, 2018, our accumulated deficit was approximately $142 million, primarily due to our past losses.  Historically, our losses have been primarily due to our expenses incurred in research and development of our technology and products and from selling and marketing our products, which expenses do not vary with levels of our revenue.  We may continue to incur additional operating losses as we continue our research and development efforts, introduce new products and expand our sales and marketing activities.

Since we acquired the Motion assets in 2015, our operating expenses have more than doubled.  We also incurred additional expenses beginning in fiscal 2016 related to (i) interest payments on the indebtedness we initially incurred in connection with the Motion acquisition, (ii) amortization of intangible assets associated with the acquisition, (iii) other related acquisition, integration and financing costs, and (iv) related depreciation and other amortization.  We cannot assure you that our future revenue will be adequate to offset these increased operating expenses, which may keep us from being profitable going forward.  We cannot assure you that we will generate net profits from operations in fiscal 2019 or any subsequent years.  We cannot assure you that our revenue will increase or that we will be profitable in any future period.

In fiscal year 2018, we derived more than 10% of our revenue from three different customers.  If we are unable to replace revenues generated from one or more of our major resellers or end-users with revenues from others in future periods, our revenues may decline and our growth would be limited.

Historically, in any given year a single customer, either reseller or end-user, could account for more than 10% of our annual revenue.  In fiscal year 2018, three resellers, Prosys, Synnex Information Technologies, Inc. and SHI International, Inc., accounted for approximately 21%, 14% and 10% of our total revenue, respectively.  SHI International and Synnex Information Technologies, accounted for approximately 20% and 16% of our total revenue, respectively, for fiscal year 2017.  If we are unable to replace revenues generated from one or more of our major resellers or end-users with revenues from others, our revenues may decline, we may incur losses due to our fixed expenses, and our growth could be limited.

We experience lengthy sales cycles for our products and the delay of an expected large order could result in a significant unexpected revenue shortfall.

The purchase of our rugged devices is often an enterprise-wide decision for prospective end-users, which requires us to engage in sales efforts over an extended period of time and provide a significant level of education to prospective end-users regarding the uses and benefits of such devices.  As a result, our products generally have a lengthy sales cycle, ranging from several months to several years.  Consequently, if our forecasted sales from a specific end-user are not realized, we may not be able to generate revenue from alternative sources in time to compensate for the shortfall.  The loss or delay of an expected large order could also result in a significant unexpected revenue shortfall.  Moreover, to the extent we enter into and deliver our products pursuant to significant contracts earlier than we expected, our operating results for subsequent periods may fall below expectations.

Our quarterly operating results are likely to fluctuate as a result of many factors, and our quarterly operating results may not be indicative of results in any given fiscal year or future quarter.

Our quarterly revenue, expenses, operating results, and gross profit margins may vary significantly from quarter to quarter.  Such fluctuation may result from our inability to replace revenue generated from large orders from one of our major resellers or end-users in one quarter with revenue from other resellers and end-users in subsequent quarters, the lengthy sales cycle related to our products and any delays in the delivery of products or components.  Our quarterly revenue could also be materially affected in any period by a decline in the economic prospects of our end-users or the economy in general, which could alter current or prospective end-users’ spending priorities or budget cycles, or extend our sales cycle for the period.  For example, in fiscal year 2016, one of our largest end-users was the subject of an extended labor strike.  During the duration of that strike, that end-user greatly reduced its orders for our products.  Due to such factors, our quarterly operating results are likely to fluctuate, and such results may not be indicative of our results in any given fiscal year or future quarter.  As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

We are currently dependent on contract manufacturers to manufacture our products and products under development and our reliance on contract manufacturers subjects us to significant operational risks, many of which would impair our ability to deliver products to our customers should they occur.

We currently rely primarily on contract manufacturers for the manufacture of our products. Such reliance involves a number of risks, including:

•	reduced management and control of component purchases;
•	reduced control over delivery schedule and quality assurance;
•	reduced control over manufacturing yields;
•	lack of adequate capacity during periods of excess demand;
•	limited warranties on products supplied to us;
•	potential increases in prices;
•	interruption of supplies from assemblers as a result of fire, natural calamity, strike or other significant events, and
•	misappropriation of our intellectual property.

Our business is therefore dependent upon our contract manufacturers for our manufacturing capabilities.  During the fiscal years ended March 31, 2018 and 2017, we purchased inventory and engineering services of approximately $55.0 million and $38.0 million, respectively, from our contract manufacturers.  Our agreements with the contract manufacturers contain provisions that allows for termination by either party for any reason.  Each of our contract manufacturers supplies a higher volume of products to our larger competitors.  We cannot assure you that our contract manufacturers will continue to work with us, that they will continue to be able to operate profitably, that they will be able to meet our manufacturing needs in a satisfactory and timely manner or that we can obtain additional or alternative manufacturers when and if needed.

The availability of our contract manufacturers and the amount and timing of resources to be devoted by them to our activities is not within our control, and we cannot assure you that we will not encounter manufacturing problems that would materially harm our business.  The loss of one of our contract manufacturers, a significant price increase that we cannot pass on to our customers, an interruption of supply or the inability to obtain an additional or alternative manufacturer when and if needed would impair our ability to deliver our products to our customers.

We face competition from competitors that have greater resources than we do and we may not be able to effectively compete against these companies.

We operate in a highly competitive industry.  Our primary competitors in the mobile rugged computer market include Panasonic, Getac, DRS Technologies and Mobile Demand in the tablet computer market and Panasonic in the notebook market.  We also face competition from manufacturers of non-rugged mobile computers, such as Samsung, Dell, Hewlett-Packard, Apple, Sony and Toshiba, to the extent end-users decide to purchase less expensive traditional devices for use in environments that we believe are better suited for mobile rugged devices. The principal competitive factors in our industry include:

•	product performance, features and reliability;
•	price;
•	name recognition; and
•	product availability and lead times.

Most of our competitors have a wider variety of products, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.  In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their product sales than we do.  Many of our competitors may also have existing relationships with our contract manufacturers, the resellers who we use to sell our products, or with our potential customers.  This competition may result in reduced prices, reduced margins and longer sales cycles for our products.  The introduction of lower-priced devices, combined with the brand strength, more product offerings to address shifting demand for specific rugged product form factors, extensive distribution channels and financial resources of the larger competitors, could cause us to lose market share and could reduce our margins on those devices we sell.  If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.  If we are unable to successfully compete with our competitors, our sales would suffer and, as a result, our financial condition would be adversely affected.

If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

Some key components included in our line of products are currently available only from single or limited sources.  In addition, some of the suppliers of these components are also supplying certain of our competitors.  We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner.  We carry little inventory of our products or our products’ components and, as a result, rely on our suppliers to deliver our products and necessary components to us or our contract manufacturers in a timely manner based upon forecasts we provide.  If any of our suppliers become unreliable in providing components, we may not be able to develop an alternative source of supply in a timely manner, which could hurt our ability to deliver our products to our customers.  In addition, if we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, or the margins we receive for our products may suffer, which would negatively impact our future financial performance and, in turn, seriously harm our business.

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

In January 2015, the supplier of screens for our iX104C6 product went out of business without giving us any prior notice.  In addition, the same supplier supplied screens for approximately 50% of Motion’s products.  We suffered delays in shipping some of our iX104C6 product orders, as well as some of the Motion C5 and F5 product orders, in the first quarter of our fiscal year ending March 31, 2016, some of which may have caused the loss of sales in the that fiscal year and beyond.  We continue to have to manage our suppliers of screens for our products, and may experience additional disruptions in the future.  In addition, any delays in shipping our products may shift some of our revenues into later periods, which may make it even more difficult for you to rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

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

Others could claim that our products infringe on their intellectual property rights, which may result in costly and time consuming litigation and could delay or otherwise impair the development and commercialization of our products.

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

In the fiscal years ended March 31, 2018 and March 31, 2017, approximately 30% and 27%, respectively, of our revenue was comprised of sales made outside of the United States.  Our future business and financial performance could suffer due to a variety of factors related to our international operations, including:

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

The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States.  For example, we rely on contract manufacturers in Taiwan for the production of our tablet devices.

In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA.  Although we have are implemented policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of these policies.  Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

Our operations are dependent on the abilities, experience and efforts of a number of key personnel, including our president and chief executive officer, Tom Wilkinson, who was previously our chief financial officer.  Should any of these key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely effected.  In addition, our success is highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified management, technical and sales and marketing personnel.  Competition for such personnel is intense.  We may be unable to attract and retain the personnel necessary for the development of our business.  Because we have experienced operating losses in the past, which resulted in a reduction in our workforce and a decline in the market price of our stock, we may have a more difficult time in attracting and retaining the employees we need.  Also, we do not have “key person” life insurance policies covering any of our employees.  The inability to attract or retain qualified personnel in the future or delays in hiring skilled personnel could harm our relations with our customers and our ability to respond to technological change, which could prevent us from executing our business strategy.  Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.

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

Our implementation of an ERP software solution and other information technology systems could result in significant disruptions to our operations.

We completed our plan to implement an enterprise resource planning, or ERP, system during our 2018 fiscal year.  This project will continue with the implementation of other complementary information technology systems over the next several years.  Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams.  The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure.  We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues.

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

Risks Relating to Ownership of our Common Stock

The anti-takeover effect of our rights plan and certain of our charter provisions could adversely affect holders of our common stock.

On July 1, 2016, in connection with the adoption of a stockholder rights plan, our board of directors declared a dividend of one right for each of our issued and outstanding shares of common stock.  The dividend was paid to stockholders of record at the close of business on July 15, 2016.  Each such right entitles the registered holder, subject to the terms of a rights agreement, to purchase from us one one-thousandth of a share of our Series E Participating Preferred Stock.  The purpose of the rights plan is to diminish the risk that our ability to use our significant tax benefits to reduce potential future federal income tax obligations would become subject to limitations by reason of us experiencing an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986.  Initially, the rights plan made it more difficult for a third party to acquire 5% or more of the voting power of our voting securities without the cooperation of our board of directors.  On October 4, 2017, our board of directors amended the rights plan to increase that level to 10% or more of the voting power of our voting securities.  At either level, the condition could deprive holders of our common stock of a premium that they might otherwise realize in connection with the acquisition of us by a third party.  On July 3, 2018, our board of directors amended the rights plan again to exclude Zebra and its affiliates from application of the rights plan.  With that exclusion, the rights plan could deprive holders of our common stock of a premium that they might otherwise realize in connection with a competing acquisition of us by a third party other than Zebra.

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

In addition, in recent years the stock market in general, and the market for shares of smaller capitalization technology companies in particular, has experienced substantial price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of the affected companies.  Any such fluctuations in the future could adversely affect the market price of our common stock and the market price of our common stock may decline.

As of June 29, 2018, Phoenix Venture Fund LLC and its affiliates beneficially own approximately 12.6% of our common stock, and thus may have significant influence over matters requiring stockholder approval.

One of our stockholders, Phoenix Venture Fund LLC, or Phoenix, which is co-managed by Philip S. Sassower, our former chairman of the board, and Andrea Goren, one of our directors, beneficially owns approximately 9.2% of our common stock.  In addition, excluding the shares beneficially owned by Phoenix, Mr. Sassower personally beneficially owns approximately 2.3% of our common stock through stock options he holds, and Mr. Goren, personally and through other entities controlled by him other than Phoenix, beneficially owns approximately 1.4% of our common stock.  Thus, Phoenix, Mr. Sassower and Mr. Goren, together, beneficially own in the aggregate, approximately 12.6% of our common stock.  Accordingly, Phoenix, Mr. Sassower and Mr. Goren may have the ability to exercise significant influence over matters generally requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Stock Market under the symbol “XPLR.”  As of June 29, 2018, there were 260 registered holders of record of our common stock, and the closing price of our common stock on The NASDAQ Stock Market was $3.84.

The following table sets forth the high and low sales price of our common stock on The NASDAQ Stock Market for each quarter period during the fiscal years ended March 31, 2018 and 2017, in U.S. dollars.

	US $
PERIOD	High	Low
Fiscal Year Ended March 31, 2018:
First Quarter	2.14	1,62
Second Quarter	4.10	1.93
Third Quarter	4.20	2.54
Fourth Quarter	3.87	2.45
Fiscal Year Ended March 31, 2017:
First Quarter	3.62	2.40
Second Quarter	2.99	2.10
Third Quarter	2.74	1.82
Fourth Quarter	2.59	1.99

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

General

 We are engaged in the development, integration and marketing of rugged mobile computing devices. Our rugged devices are designed to withstand hazardous conditions, such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks.  The intrinsically safe, ruggedized and reliable nature of our products facilitates the extension of traditional computing systems to a broader range of field personnel, including energy pipeline inspectors, public safety responders, warehouse workers and pharmaceutical scientists. Our tablets and hand held devices are fitted with a range of performance-matched accessories, including multiple docking solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard options, as well as traditional peripherals, such as keyboards and cases.  Additionally, our most rugged tablets are waterproof for up to 30 minutes in water up to a depth of three feet, are impervious to drops from as high as seven feet, are readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access.  Our end users include major telecommunications companies, leading heavy equipment manufacturers, vehicle manufacturers, healthcare providers, oil and gas production companies, the military and first responders.

Through 2014, we focused on a single ultra-rugged device, the iX014, through multiple generations of that product.  In 2014 we began the introduction of multiple fully-rugged and rugged tablets that are lighter and less expensive than the iX014.  In 2015, we acquired the assets of Motion Computing, Inc., or Motion, another producer of rugged tablets, which acquisition was designed to expand our market share and reach.  During our fiscal year 2018, we refined our focus yet again.  We redefined our business as a provider of rugged mobility systems, and began the process of introducing even more rugged products, such as the XBOOK 2-in-1 device and the Xplore M60 handheld device.  We made these change in order to expand our addressable market and to serve the needs of our existing end-users and distribution channels.

Our rugged mobile device portfolio has offerings in both Windows and Android operating systems.  We believe that by having a broader portfolio of products, in terms of ruggedness, price and operating systems, we can address a broader range of end-user needs.  Looking forward, our strategy is to build increased marketplace awareness of our product offerings, in an effort that we believe will enable us to increase our revenue and to expand our share of the markets addressed by those products.

We believe we are positioned for future revenue growth in the markets in which we compete.  We have introduced a line of rugged tablet computers that, based upon third‑party certifications, surpasses the performance standards and specifications that have been the accepted measures for rugged tablet computers in today’s marketplace.

The timing of large orders, and the related shipping dates of the ordered products, creates variability in our reported revenues.  While we may experience some variability in our quarterly operating results as a consequence of the impact of large orders, our goal is to continue to grow our year-over-year revenues.  Our revenue for the fiscal year ended March 31, 2018 was approximately 12% higher than the prior fiscal year.

Looking forward, our strategy is to build increased marketplace awareness of our products; an effort that we believe will enable us to increase our revenue and to expand our market share.  We also expect to significantly increase our revenue and substantially expand our total market share through the addition of our new product lines.  We believe that, as our revenues increase, we will report improved profitability.

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

Our critical accounting policies are as follows:

Revenue Recognition.  Our revenue is derived from the sale of rugged mobile technology, which includes rugged mobile tablet computers, handheld devices and related accessories.  Our customers are predominantly distributors and resellers.  However, we also sell directly to end-users.  We recognize revenue, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured.  Our revenue recognition criteria are met when either the product has been shipped, or when it has been received, depending upon agreed shipping terms.  Shipments are based on firm purchase orders from our customers with stated terms. We do not have installation, training or other commitments subsequent to shipment that are other than incidental.  Our prices are determined based on negotiations with our customers and are not subject to adjustment.  Generally, we do not hold inventory at our resellers and we do not expect resellers to hold inventories of our products other than in limited circumstances in which such inventory is monitored by us.  Our distributors do hold small amounts of inventory, which we monitor, in order to more quickly respond to their customer demand.  As a result of the low amount of reseller and distributor inventory, we expect returns to be minimal.  We have not had material adjustments, as our returns have been minimal.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.

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

Warranty Reserves.  We make provisions for warranties at the time of sale, which are based on our experience and are monitored regularly.  The revenue related to warranty is recognized when our obligations are generally covered by a warranty coverage agreement provided by a third party.  A portion of our warranty obligations related to revenue recognized are primarily covered by warranty coverage agreements provided by our contract manufacturers; however, we also provide the coverage on the portion of our obligations that is not covered by these agreements, for which we establish related reserves at the time of sale.  Prior to fiscal year 2017, we had been moving to more of a self-insured model due to changes in our warranty offerings and warranty claim experience. If our estimates for warranties and returns were too low, we will incur additional charges in future periods and these additional charges could have a material adverse effect on our financial position and results of operations.  Historically, our estimates have not required significant adjustment due to actual experience. However, during 2017, we began purchasing warranty coverage to cover the basic warranty on all units sold.

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

Long-lived asset impairment.  Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. We measure long-lived assets for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

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

Stock-Based Compensation Expense.  We apply the fair value method of accounting for all of our employee stock‑based compensation.  We use the Black‑Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award.  The value is expensed over the vesting period, which is generally three years. See Note 7 to our Annual Consolidated Financial Statements included in this Annual Report on Form 10-K for required disclosures.

Our estimates of stock-based compensation expense require a number of complex and subjective assumptions, including our stock price volatility, employee exercise patterns, future forfeitures, dividend yield, related tax effects and the selection of an appropriate fair value model.  In addition, we have estimated volatility on shares issued in the fiscal year ended March 31, 2018 based on an average volatility of a set of companies we consider comparable to us. We use historical data to estimate pre-vesting forfeitures, and we record stock-based compensation expense only for those awards that are expected to vest.  The dividend yield assumption is based on our history and future expectations of dividend payouts.

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

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2 to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference.

Pending Transaction

On July 5, 2018, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Zebra Technologies Corporation, a Delaware corporation, or Zebra, and Wolfdancer Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zebra, or Merger Sub, providing for the acquisition of us by Zebra through a tender offer by Zebra and Merger Sub, which we call the Offer, followed by a merger of Merger Sub with and into us, or the Merger, effected under Section 251(h) of the Delaware General Corporation Law.

The following is a summary of certain provisions of the Merger Agreement and certain other agreements we entered into in connection with the Merger Agreement.  This summary of the Merger Agreement is qualified in its entirety by reference to the full description of the Merger Agreement and Merger contained in our Current Report on Form 8-K dated July 3, 2018, which was filed with the Securities and Exchange Commission on July 5, 2018, and to the full text of the Merger Agreement, a copy of which was filed as an Exhibit to that Current Report and is incorporated herein by reference.  Stockholders and other interested parties should read the Merger Agreement for a more complete description of the provisions summarized below.

The Merger Agreement provides that Zebra will commence the Offer as promptly as practicable, but in no event later than ten business days after July 5, 2018.  Subject to the having a majority of the outstanding shares of our common stock being tendered in the Offer, and the other conditions that are described in the Merger Agreement, Zebra will cause Merger Sub to irrevocably accept for purchase and thereafter pay for all shares of our common stock validly tendered and not properly withdrawn pursuant to the Offer as soon as practicable after the expiration of the Offer and, in any event, no later than three business days after the Offer acceptance.  If the Offer is consummated, each of our stockholders will receive $6.00 for each share of our common stock validly tendered and not properly withdrawn by such stockholder prior to the date of the expiration of the Offer, without interest thereon and subject to deduction for any withholding taxes. The Offer must stay open for 20 business days and can be extended for up to two consecutive periods of five days (or other period agreed to by the parties).  Zebra has the right (but is not obligated) to at any time, and from time to time, in its sole discretion waive any condition or modify the terms of the Offer.

The Merger Agreement provides that the closing of the Merger will take place on a date to be specified by the parties no later than the third business day after the acceptance of the Offer, unless the parties otherwise agree in writing.

Except as expressly required or permitted by the Merger Agreement, as required by applicable law, as set forth in the applicable schedules to the Merger Agreement or as consented to in writing by Zebra, during the period between the date of the Merger Agreement and the earlier of the effective time of the Merger or the termination of the Merger Agreement pursuant to its terms, we have agreed to: (A) conduct our business in the ordinary course of business as historically conducted in all material respects; (B) ensure that we have a specified level of working capital at the effective time of the Merger; (C) ensure that the aggregate of (x) our net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of shares of our common stock, outstanding options to purchase shares of our common stock and outstanding restricted stock units, or RSUs, is less than or equal to $90,000,000 as of immediately prior to the effective time of the Merger; and (D) use our reasonable best efforts to preserve our assets and business organization and maintain our existing relations and goodwill with material customers, suppliers, distributors, regulators and business partners.

The closing of the Offer is subject to the following conditions:

(i) the Merger Agreement has not been terminated in accordance with its terms;
(ii) at least 50% of the outstanding shares of our common stock, plus one share, have been tendered;
(iii) there has been no judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority or any applicable law that enjoins or otherwise prohibits the consummation of the Offer or the Merger;
(iv) our representations and warranties set forth in the Merger Agreement are generally true and correct, except where the failure to be true and correct would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on us;
(v) we have complied with and performed in all material respects our obligations required to be complied with or performed;
(vi) since the date of the Merger Agreement there shall not have been any effect, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us;
(vii) the aggregate of (x) our net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of the shares of our common stock, options to purchase our common stock and RSUs shall be less than or equal to $90,000,000; and
(viii) the receipt of foreign regulatory approvals.

We have agreed that we will not, and will not authorize or permit any of our officers, directors, investment bankers, attorneys, accountants and other advisors, agents and representatives to, directly or indirectly through another person, solicit any offers from third parties to acquire our business.  In certain limited circumstances, we have the right to engage with a third party in the event such third party submits a superior proposal to acquire our business, subject to Zebra’s ongoing right to match and negotiate the acquisition.

The Merger Agreement includes certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by us or Zebra related to such a superior proposal, we will pay Zebra a termination fee of $3,000,000.

Results of Operations

Revenue.  We derive revenue from sales of our rugged computer devices, which encompass a line of active pen and touch tablet computers and hand held computing devices, embedded wireless, desktop, vehicle, fork-lift or truck docking stations and a range of supporting performance-matched accessories, peripherals and support services.  Our revenue also includes service revenue derived from out-of-warranty repairs and from separately priced extended warranty contracts, which is deferred and recognized in income on a straight-line basis over the related contract period.

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

Stock Based Compensation.  We record stock-based compensation expense in the employee related functional classification.
Inflation.  During the fiscal years ended March 31, 2018 and 2017, we believe inflation and changing prices have not had material impact on our revenue or on our net operating results.

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

Fiscal Year Ended March 31, 2018 vs. Fiscal Year Ended March 31, 2017

Revenue.  Total revenue for the fiscal year ended March 31, 2018 was $86,852,000, compared to $77,928,000 for the fiscal year ended March 31, 2017, representing an increase of $8,924,000, or approximately 11%.  The increase in our revenue is attributed to both an increase in unit sales of approximately 5% and an increase in average selling price per unit of approximately 6%.  In fiscal year 2018, we benefited from increased sales of products internationally, along with an improvement in average selling price due to a change in mix of product types.  In fiscal year 2017, we were unable to fulfil some of our demand due to a shortage of inventory.  We believe that an increase in the levels of inventory we held during fiscal year 2018 helped to improve our product availability and supported our revenue growth.

In fiscal year 2018, we operated in one segment, the sale of rugged mobile wireless tablet computing systems.  Approximately 70% of our revenue in the year ended March 31, 2018 was derived from sales in the United States.  The United States accounted for approximately 73% of our revenue during the prior year ended March 31, 2017.  At March 31, 2018, we had two customers who had accounts receivable balances accounting for approximately 31% and 12% of our total outstanding accounts receivable, respectively.  We collected the receivable balances from those customers subsequent to our fiscal year end.

In any year, a single customer may account for a significant portion of our sales.  For the fiscal year ended March 31, 2018, we had three customers located in the United States who accounted for approximately 45% of our total revenue.  For the fiscal year ended March 31, 2017, we had two customers located in the United States who accounted for approximately 36% of our total revenue.

Cost of Revenue.  Total cost of revenue for the year ended March 31, 2018 was $60,960,000, compared to $55,956,000 for the year ended March 31, 2017, representing an increase of $5,004,000, or approximately 9%.  This increase in cost of revenues is primarily attributable to the increase in revenue discussed above and a change in the product mix we sold during the periods.

During the years ended March 31, 2018 and 2017, we relied on three suppliers for the majority of our finished goods.  The inventory purchases and cost of engineering services from our suppliers during the years ended March 31, 2018 and 2017 were $55,443,000 and $37,812,000, respectively.  At March 31, 2018 and 2017, we owed these suppliers $7,900,000 and $6,237,000, respectively, which we recorded in accounts payable and accrued liabilities.

Gross Profit.  Total gross profit increased by $3,920,000, to $25,892,000 (30% of revenue) for the year ended March 31, 2018, from $21,972,000 (28% of revenue) for the year ended March 31, 2017.  The increase in gross profit for the year ended March 31, 2018, as compared to the prior year, was mainly attributable to the increase in revenue.  The increase in the gross profit percentage was attributable to the change in the product mix we sold during fiscal year 2018.

Sales, Marketing and Support Expenses.  Sales, marketing and support expenses for the year ended March 31, 2018 were $14,439,000, compared to $12,370,000 for the year ended March 31, 2017, an increase of $2,069,000, or approximately 17%.  The increase in these expenses was primarily due to an increase in headcount related costs of $1,948,000 associated with higher commissions, personnel changes and reclassification of support department expenses from general administration, an increase in travel related expenses of $202,000, an increase on support related expenses of $186,000, and an increase in the consumption of demonstration units of $162,000, which was partially offset by a decrease in marketing related expenses of $429,000.

Product Research, Development and Engineering Expenses.  Product research, development and engineering expenses for the year ended March 31, 2018 were $3,354,000, as compared to $4,462,000 for the year ended March 31, 2017, a decrease of $1,108,000, or approximately 25%.  The decrease in these expenses was related to a decrease in product development related expenses of $894,000 and a decrease in headcount expenses of $214,000.  The decrease in these expenses was due to the fact that much of the development costs associated with our newer products is now being borne by our contract manufacturers, without a commitment for reimbursement.

General Administration Expenses.  General administration expenses for the year ended March 31, 2018 were $7,437,000, compared to $7,193,000 for the year ended March 31, 2017, an increase of $244,000, or approximately 3%.  The increase consists of a bad debt expense of $326,000 related to one of our distributors who filed for bankruptcy in fiscal 2018, an increase in depreciation expense of $275,000 related to the implementation of our new ERP system, and an increase professional services and investor relations of $265,000, partially offset by a decrease in headcount related expenses of $738,000, mainly associated with the reclassification of support department expenses to sales and marketing.

Stock Based Compensation Expense. For our fiscal years 2018 and 2017, the fair value of employee stock-based compensation expense was $570,000 and $511,000, respectively, reflecting an increase of $59,000 for fiscal year 2018.

Depreciation and Amortization Expense. Depreciation and amortization expenses for fiscal years 2018 and 2017 were $1,765,000 and $1,571,000, respectively, reflecting an increase of $194,000 for fiscal 2018.  The increase in depreciation expense consisted primarily of depreciation related to the implementation of our new ERP system in October 2017.   We record depreciation and amortization expense in the related functional classification.

Interest Expense.  Interest expense for the year ended March 31, 2018 was $426,000, compared to $173,000 for the year ended March 31, 2017, an increase of $253,000.  The increase for the 2018 fiscal year was due to our carrying higher balances under our credit facility with Bank of America.  We had no borrowings under the credit facility as of March 31, 2017.

Other Income/Expense.  Other income for the year ended March 31, 2018 was $71,000, compared to other expense of $197,000 for the year ended March 31, 2017.  The primary reason for the change was foreign gain and loss as we recorded a net gain of $113 for the year ended March 31, 2018 and a loss of $154 for the year ended March 31, 2017.

Income Taxes.  Income tax expense for the year ended March 31, 2018 was $7,000, compared $129,000 for the fiscal year ended March 31, 2017, which represented alternative minimum tax arising from the previous fiscal year ended March 31, 2016, but paid and expensed in the fiscal year ended March 31, 2017.

Net Income/(Loss).  Net income for the year ended March 31, 2018 was $300,000 ($0.03 per common share) compared to a net loss of $2,552,000 ($0.23 per common share) for the year ended March 31, 2017, a favorable variance of $2,852,000.  Our increase in profitability in fiscal year 2018 was a result of an increase in sales and gross margin, partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Other than in the current fiscal year, and in fiscal years 2015 and 2013, we have incurred net losses in each full fiscal year since our inception.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $126.6 million, and with borrowings under our credit facilities.  As of March 31, 2018, our working capital was $15,808,000 and our cash and cash equivalents were $46,000.

On April 17, 2017, our existing Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, N.A., pursuant to which Bank of America provided us with a three-year revolving asset based line of credit up to $15 million.  On January 25, 2018, we executed an Amendment to Loan and Security Agreement with Bank of America to increase the underlying line of credit from $15 million to $20 million, and to extend the term of the line of credit to January 24, 2021.

On July 3, 2018, we entered into Amendment No. 2 to Loan and Security Agreement with Bank of America, to be effective as of May 30, 2018.  The amendment provides for additional borrowing capacity under the underlying line of credit by increasing the number of eligible accounts receivable against which we can borrow under the credit agreement.  The amendment also adjusts certain triggers that, if tripped, would lead to enhanced reporting by us under the credit agreement.

The facility with Bank of America, is secured by substantially all of our assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon our fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $20 million or the sum of (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.

Our credit agreement with Bank of America contains financial covenants regarding available liquidity, which is tested monthly.  Our failure to meet such covenant or the triggering of other events of default could result in acceleration of all payment obligations and the termination of the obligations of Bank of America to make loans and extend credit under the agreement. The credit agreement contains certain representations and warranties that we must make and certain other conditions that we must met for us to cause Bank of America to make loans. Our credit agreement with Bank of America also contains customary affirmative and negative covenants, events of default and remedies upon default including acceleration.

As of June 30, 2018, we had $12,405,000 in borrowings outstanding under the Bank of America facility.

We believe that our current cash and cash flow from operations, together with our borrowing capacity under our credit facility, will be sufficient to fund our anticipated operations, working capital and capital spending needs for the next 12 months.

Cash Flow Results

The table set forth below provides a summary statement of cash flows for the periods indicated:

	Year Ended March 31,
	2018	2017
	(in thousands of US dollars)
Net cash provided by (used in) operating activities	$(16,268)	$116
Net cash used in investing activities	(1,215)	(2,385)
Net cash provided by (used in) financing activities	14,069	135
Cash and cash equivalents at year end	46	3,460

Net cash used by operating activities in the year ended March 31, 2018 was $16,268,000, compared to $116,000 of net cash provided in operating activities in the year ended March 31, 2017, an unfavorable variance of $16,384,000.  The unfavorable variance in net cash used in operating activities was primarily due to the increase in inventory of $11,976,000 and an increase in accounts receivable of $8,574,000, offset by an increase in accounts payable of $2,664,000 and an increase in the positive amount of items not affecting cash.  The increase in inventory and accounts receivable in fiscal year 2018 was primarily due to the timing of sales late in the fiscal year.

Net cash used in our investment activities in the year ended March 31 2018 was $1,215,000, compared to $2,385,000 net cash used in the year ended March 31, 2017.

For the year ended March 31, 2018, our net cash used consisted primarily of:

•	investment in computer software of $696,000;
•	investment in tooling of $101,000;
•	investment in leasehold improvement costs $15,000; and
•	write-off of demo equipment costs $262,000.

For the year ended March 31, 2017, our cash used consisted primarily of:
•	investment in tooling costs of $741,000;
•	investment in computer software of $627,000;
•	investment in demonstration units of $334,000;
•	investment in tooling costs of $326,000; and
•	investment in leasehold improvement costs and the purchases of computers and other equipment of $180,000.

Net cash provided by financing activities for the year ended March 31, 2018 was $14,069,000, compared to $135,000 net cash provided by financing activities for the year ended March 31, 2017.  Net cash provided by financing activities for the year ended March 31, 2018 was primarily related to net borrowings under our credit facility of $13,946,000, along with proceeds from the issuance of our common stock through our employee stock purchase plan. Net cash provided by financing activities for the year ended March 31, 2017 was related to the issuance of common stock through our employee stock purchase plan of $135,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and other financial information required by this Item are listed in Item 15 of Part IV and are contained on pages F-1 through F-22 of this annual report and incorporated in this Item 8 by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since rules of the SEC permit us to provide only management’s report on this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to our definitive proxy statement to be used in connection with our 2018 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year ended March 31, 2018 (the “2018 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in the 2018 Proxy Statement, which information is hereby incorporated by reference into this Annual Report by reference.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

 The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2018 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2)          Financial Statement Schedules:

None

(3)          Management Contract or Compensatory Plan:

See Index to Exhibits.  Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.14 through 10.21.

(b)          Exhibits:

See Index to Exhibits.

(d)          Schedules:

See financial statements and the accompanying notes.

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

XPLORE TECHNOLOGIES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
 Xplore Technologies Corp.
Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xplore Technologies Corp. (the “Company”) as of March 31, 2018, the related consolidated statements of income and operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2017.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xplore Technologies Corp.

Austin, Texas

We have audited the accompanying consolidated balance sheet of Xplore Technologies Corp. and its subsidiary (collectively the “Company”) as of March 31, 2017, and the related consolidated statements of income and operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xplore Technologies Corp.  and its subsidiary as March 31, 2017, including the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

June 14, 2017

Austin, Texas

XPLORE TECHNOLOGIES CORP.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2018	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46	$3,460
Accounts receivable, net	18,793	10,452
Inventory, net	25,703	12,858
Prepaid expenses and other current assets	1,140	469
Total current assets	45,682	27,239
Fixed assets, net	1,672	1,862
Intangible assets, net	1,065	1,425
Goodwill	15,159	15,159
Total assets	$63,578	$45,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Bank indebtedness	$14,159	$—
Accrued payable	10,006	7,342
Accrued liabilities	2,667	2,266
Deferred revenue and current warranty liabilities	3,042	3,145
Total current liabilities	29,874	12,753
Deferred revenue and non-current warranty liabilities	3,429	3,650
Total liabilities	33,303	16,403
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share; authorized 5,000; shares issued none	—	—
Common Stock, par value $0.001 per share; authorized 15,000; shares issued 11,086 and 10,970, respectively	11	11
Additional paid-in capital	172,477	171,784
Accumulated deficit	(142,213)	(142,513)
Total stockholder’s equity	30,275	29,282
Total liabilities and stockholder’s equity	$63,578	$45,685

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Income and Operations

(in thousands, except shares and per share amounts)

	Years Ended March 31,
	2018	2017
Revenue	$86,852	$77,928
Cost of revenue	60,960	55,956
Gross profit	25,892	21,972

Expenses:
Sales, marketing and support	14,439	12,370
Product research, development and engineering	3,354	4,462
General administration	7,437	7,193
	25,230	24,025
Income (loss) from operations	662	(2,053)

Other income (expense):
Interest expense	(426)	(173)
Other income (expense)	71	(197)
	(355)	(370)
Income (loss) before income taxes	307	(2,423)
Income tax (expense) benefit	(7)	(129)
Net income (loss)	$300	$(2,552)

Income (loss) per common share, primary	$0.03	$(0.23)
Income (loss) per common share, fully diluted	$0.03	$(0.23)
Weighted average number of common shares outstanding, primary	11,019,715	10,938,057
Weighted average number of common shares outstanding, fully diluted	11,031,548	10,938,057

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2016	10,908,355	$11	$171,138	$(139,961)	$31,188
Shares issued by ESPP	62,029	—	135	—	135
Stock-based compensation	—	—	511	—	511
Net (loss)	—	—	—	(2,552)	(2,552)
Balances, March 31, 2017	10,970,384	$11	$171,784	$(142,513)	$29,282
Shares issued by ESPP	64,020	—	123	—	123
Stock-based compensation	51,164	—	570	—	570
Net income	—	—	—	300	300
Balances, March 31, 2018	11,085,568	$11	$172,477	$(142,213)	$30,275

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operations:
Net income (loss)	$300	$(2,552)
Items not affecting cash:
Depreciation and amortization	1,765	1,571)
Provision for doubtful accounts	233	(91)
Stock‑based compensation expense	570	511
Reversal of inventory reserve	(869)	-
Interest expense	65	-
Loss on disposal of asset	-	28
Changes in operating assets and liabilities:
Accounts receivable	(8,574)	3,916
Inventory	(11,976)	2,000
Prepaid expenses and other current assets	(523)	331
Accounts payable and accrued liabilities, including deferred revenue	2,741	(5,598)
Net cash provided by (used in) operating activities	(16,268)	116
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid) in purchase transaction	—	(287)
Additions to fixed assets	(1,215)	(2,098)
Net cash used in investing activities	(1,215)	(2,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	83,417	50,476
Repayment of short-term indebtedness	(69,471)	(50,476)
Net proceeds on issuance of Common Stock	123	135
Net cash provided by financing activities	14069	135
CHANGE IN CASH AND CASH EQUIVALENTS	(3,414)	(2,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,460	5,594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46	$3,460
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Payments for interest	$296	$173
Payments for income taxes, net of refunds	$—	$129

See accompanying notes to consolidated financial statements.

XPLORE TECHNOLOGIES CORP.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

Xplore Technologies Corp. (the “Company”), incorporated under the laws of the State of Delaware, is engaged in the development, integration and marketing of rugged mobile computing devices. The Company’s rugged devices are designed to withstand hazardous conditions such as extreme temperatures, driving rain, repeated vibrations, dirt, dust and concussive shocks.  The intrinsically safe, ruggedized and reliable nature of the Company’s products enable the extension of traditional computing systems to a range of field personnel, including oil field pipeline inspectors, public safety personnel, warehouse workers and pharmaceutical scientists. The Company’s tablets are fitted with a range of performance-matched accessories, including multiple docking station solutions, wireless connectivity alternatives, global positioning system modules, biometric and smartcard modules, as well as traditional peripherals, such as keyboards and cases. Additionally, the Company’s most rugged tablets are waterproof for up to 30 minutes in a depth of up to three feet, impervious to drops from as high as seven feet, readable in direct sunlight, can be mounted on vehicles and include LTE and Wi-Fi connectivity options for real-time data access.  The Company’s end users include major telecommunications companies, leading heavy equipment manufacturers, vehicle manufacturers, healthcare providers, oil and gas production companies, the military and first responders.

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

The Company had cash and cash equivalents of $46 at March 31, 2018, working capital of $15,808 and total equity of $30,275.  The Company’s management believes that it has an adequate combination of cash and cash equivalents on hand, cash flow from operations and availability under its line of credit (Note 5) to finance its operations for at least 12 months.

Foreign Currency Transactions

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the fiscal year ended March 31, 2018 and 2017, the Company reported loss in foreign currency transactions in other income (expense) of $113 and $(153), respectively.

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

Fixed Asset	Estimated Useful Lives
Tooling and fixtures	2 years
Office equipment	5 years
Machine equipment	2 years
Leasehold improvements	lesser of 5 years or remaining lease term
Computer equipment	2 years
Computer software	2 years
Demonstration units	6 months/1 year

The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

f)	Revenue recognition

The Company’s revenue is derived from the sale of rugged, mobile technology which includes rugged mobile tablet computers and related accessories. The Company’s customers are predominantly resellers. However, the Company also sells directly to end-users. Revenue is recognized, net of an allowance for estimated returns, when title and risks of ownership are transferred to the customer, all significant contractual obligations have been satisfied, the sales price is fixed or determinable and the ability to collect is reasonably assured. The Company’s revenue recognition criteria have generally been met when either the product has been shipped, or when it has been received, depending upon agreed shipping terms.  Shipments are based on firm purchase orders from our customers with stated terms. The Company does not have installation, training or other commitments subsequent to shipment that are other than incidental. Prices are determined based on negotiations with the Company’s customers and are not subject to adjustment. Generally, the Company does not hold inventory at its resellers and does not expect resellers to hold inventories of the Company’s products other than in limited circumstance, in which, such inventory is monitored by the Company. As a result, the Company expects returns to be minimal. The allowance for returns is calculated and regularly reviewed based on historical experience. The Company has not had material adjustments as returns have been minimal. The majority of the Company’s warranty obligations related to recognized revenue are generally covered by warranty coverage arrangements provided by a third party.  To the extent warranty coverage is not provided by a third party, the Company records a reserve for the future warranty obligation at the time of sale.  Revenue from separately priced extended warranty contracts is deferred and recognized in income on a straight-line basis over the related contract period.  At March 31, 2018 and 2017, the Company had deferred revenue of $4,694 and $5,089, respectively, from separately priced extended warranty contracts, of which $2,723 and $3,105, respectively, is reflected as a non-current liability on the accompanying consolidated balance sheets.

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

The changes to the warranty liabilities are as follows:

	Years Ended March 31,
	2018	2017

Beginning balance	$1,706	$1,725
Aggregate changes for accrual related to guarantees issued	1,365	645
Aggregate reductions for payments made	(1,423)	(664)
Ending balance	$1,648	$1,706
Warranty recorded as a current liability	$942	$1,161
Warranty recorded as a non-current liability	$706	$545

h)	Income taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended March 31, 2018 and 2017.

i)	Stock‑based compensation

The Company applies the fair value method of accounting for all of its employee stock‑based compensation. The Company uses the Black‑Scholes option pricing model to determine the fair value of stock option awards at the date of the issuance of the award. The value is expensed over the vesting period which is generally three years, net of actual forfeitures. See Note 6 to these consolidated financial statements for required disclosures.

j)	Financial instruments and credit risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents and accounts receivable from customers. Accounts receivables are generally unsecured. With respect to accounts receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.

While the Company’s cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times such deposits exceed the insured limits.  The Company did not have cash balances in excess of federally insured limits at March 31, 2018.  The Company has not experienced any losses in such accounts.

Receivables are concentrated with a small number of customers. The Company maintains an allowance for doubtful accounts when deemed necessary. The allowance for doubtful accounts at March 31, 2018 and March 31, 2017 was $295 and $62, respectively.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Options	1,695,190	1,907,124
Restricted Stock units	—	—
Warrants	—	100,000
	1,695,190	2,007,124

l)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019, and early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this ASU simplify goodwill impairment testing by eliminating the Step 2 procedure to determine the implied fair value of goodwill of a reporting unit, which fails the Step 1 procedure. The implication of this update results in the amount by which a carrying amount exceeds the reporting unit’s fair value to be recognized as an impairment charge in the interim or annual period identified. The standard is effective for public companies in the first calendar quarter of 2020 with early adoption permitted on a prospective basis. The Company is currently evaluating the impact that the adoption of ASU 2017-04 may have on its consolidated financial statements.

In August 2016, the FASB issued guidance which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for employee share-based payment arrangements. The amendments require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allows companies to recognize forfeitures of awards as they occur, and requires companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The Company adopted the guidance in the first quarter of fiscal 2018. Adoption of this standard had no material effect on the financial reporting for the Company as there were no material tax expense or benefits that were generated by share-based payment arrangements during the fiscal year.

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

3. INVENTORY

	March 31,
	2018	2017
Finished goods	$15,249	$7,248
Computer components	10,454	5,610
Total inventory	$25,703	$12,858

These amounts are presented net of a reserve for slow moving inventory and obsolescence totaling $490 and $1,246 as of March 31, 2018 and 2017, respectively.

4. FIXED ASSETS

	March 31,
	2018	2017
Cost
Tooling and fixtures	$2,156	$2,055
Office equipment and leasehold improvements	1,174	1,159
Computer equipment and demonstration units	477	739
Computer software	1,375	679
	5,182	4,632
Accumulated depreciation
Tooling and fixtures	1,791	1,298
Office equipment and leasehold improvements	996	928
Computer equipment and demonstration units	374	512
Computer software	349	32
	3,510	2,770
Total fixed assets, net	$1,672	$1,862

Depreciation and amortization expense was $1,765 and $1,571 during the years ended March 31, 2018 and 2017, respectively.

5. SHORT-TERM INDEBTEDNESS

On April 17, 2017, the Company’s existing Loan and Security Agreement with Square 1 Bank matured and was replaced by a Loan and Security Agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), pursuant to which Bank of America provided the Company with a revolving asset based line of credit up to $15,000.  On January 25, 2018, the Bank of America Credit Agreement was amended to increase the line of credit to $20,000 and extend the maturity date to January 25, 2021.  The facility with Bank of America is secured by substantially all of the Company’s assets, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon the Company’s fixed charge coverage ratio.  The balance of drawn funds at any one time cannot exceed the lesser of $20,000 or the sum (1) 85% of our eligible accounts receivable and (2) the lesser of (a) 65% of the carried value of eligible inventory or (b) 85% of the liquidation value of eligible inventory, minus certain reserves.  The maximum amount of eligible receivables comprised of accounts receivable outside of the United States of America and Canada is 25% of the balance of eligible accounts receivable.

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

On March 31, 2018, there was $14,159 in borrowings under the Bank of America Credit Agreement, with an additional $4,519 available under the line of credit.

6. STOCK‑BASED COMPENSATION PLAN

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

On March 24, 2016, the stockholders approved an amendment to the 2009 Stock Plan to increase the number of shares of common stock issuable under the plan to three million shares.

On August 3, 2016, our Board of Directors granted to an officer of the Company 30,000 RSUs valued at $72, based upon the closing price of the Company’s common stock of $2.39 per share on the date of grant.  These RSUs had a three year vesting schedule, but were forfeited on December 2, 2016 due to termination of service by the officer.

On February 1, 2017, the Board of Directors granted options to purchase 60,000 shares of the Company’s common stock, with an exercise price of $2.40 per share, to two new members of the Board of Directors.   These options vest in three equal annual installments and have a term of ten years from the date of grant.  The fair value of these options was $92.

On February 6, 2017, the Board of Directors approved the issuance of 171,000 RSUs valued at $340, based on the closing price of the Company’s common stock of $1.99 per share on the date of the grant, to certain of the Company’s non-officer employees.  These RSUs vest over a three-year period.

On August 15, 2017, the Board of Directors approved the grant of options to purchase a total of 30,000 shares of the Company’s common stock, with an exercise price of $2.40 per share, to member of the Board of Directors.  This option vests in three equal annual installments and has a term of seven years from the date of grant.

In January 2018, the Board of Directors approved the grant of options to purchase a total of 232,500 shares of the Company’s common stock, with an exercise price of $2.70 per share, to members of the Board of Directors and certain officers of the Company.  These options vest in three equal annual installments and have a term of ten years from the date of grant.

In January 2018, the Board of Directors approved the issuance of 49,500 restricted stock units, or RSUs, valued at $134 based on the closing price of the Company’s common stock of $2.73 per share on the date of the grant, to members of the Board of Directors and certain officers of the Company.  These RSUs vest over a three-year period.  Upon vesting, underlying shares of the Company’s common stock will be issued.  The RSUs do not have an exercise price and the underlying shares of stock may be sold immediately after receipt.

In February 2018, the Board of Directors approved the grant of options to purchase a total of 141,500 shares of the Company’s common stock, with an exercise price of $2.81 per share, to certain non-officer employees of the Company.  These options vest in three equal annual installments and have a term of ten years from the date of grant.

In February 2018, the Board of Directors approved the issuance of 5,000 RSUs, valued at $14, based on the closing price of the Company’s common stock of $2.81 per share on the date of the grant, to certain non-officer employees of the Company.  These RSUs vest over a three-year period.  Upon vesting, underlying shares of the Company’s common stock will be issued.  The RSUs do not have an exercise price and the underlying shares of stock may be sold immediately after receipt.

The Board of Directors approved the following grants of options and RSUs:

Grants To:	Directors		Officers		Non-Officer Employees
Month of Grant	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
February 2017	60,000	$2.40	-	-	-	-
February 2017-RSU	-	-	-	-	171,000	$1.99
August 2017	30,000	$2.40
January 2018	42,500	$2.70	190,000	$2.70
January 2018-RSU	17,500	$2.73	32,000	$2.73	-	-
February 2018	-	-	-	-	141,500	$2.81
February 2018-RSU	-	-	-	-	5,000	$2.81

A summary of the activity in the 2009 Stock Plan during the years ended March 31, 2018 and 2017 is as follows:

	Years Ended March 31,
	2018		2017
	Options	Weighted Average Exercise Price (USD$)	Options	Weighted Average Exercise Price (USD$)
Outstanding at beginning of year	1,907,124	$5.29	1,915,458	$5.40
Granted	404,000	$2.72	60,000	$2.40
Exercised	—	$—	—	$—
Forfeited	(615,934)	$5.50	(68,334)	$5.87
Outstanding and expected to vest at end of year	1,695,190	$4.70	1,907,124	$5.29

A summary of the RSU activity in the Stock Plan during the years ended March 31, 2018 and 2017 were as follows:

	Years Ended March 31,
	2018		2017
	Restricted Stock Units	Weighted Average Issue Date Value Per Share	Restricted Stock Units	Weighted Average Issue Date Value Per Share
Outstanding at beginning of year	164,000	$1.99	—	$—
Granted	104,500	$2.96	201,000	$2.05
Released to be Converted to Shares	(63,666)	$2.31	—	$—
Forfeited	(23,000)	$1.99	(37,000)	$2.31
Outstanding and expected to vest at end of year	181,834	$2.44	164,000	$1.99

No options were exercised in fiscal 2018. In fiscal 2018, there was a taxable event to certain employees of the Company related to the release of vested RSU grants to those employees.

At March 31, 2018, the total number of shares of common stock issued in connection with the exercise of options since the inception of the 2009 Stock Plan was 171,927 and the total number of shares of common stock issued in connection with the vesting of RSUs under the 2009 Stock Plan is 55,432.

A summary of the options outstanding and exercisable at March 31, 2018 is as follows:

	Options Outstanding and Expected to Vest		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.40–3.43	464,000	9.0	20,000	6.3
$3.44–5.00	556,403	1.6	556,403	1.6
$5.01–6.69	674,787	3.0	592,382	3.0
	1,695,190	4.2	1,168,785	2.4

At March 31, 2018, the weighted average exercise price of exercisable options was $5.40 per share.

The options have been valued separately using the Black‑Scholes methodology. The options issued to the Board of Directors, officers and non-officers have different expected terms and, accordingly, different volatility and discount rates as follows:

Grants To:	Directors			Officers			Non-Officer Employees
Assumptions	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate	Expected Term	Volatility	Discount Rate
Fiscal 2018	6.0 yrs	53%	1.75%	6.0 yrs	53%	1.75%	6.0 yrs	53%	1.75%
Fiscal 2017	7.0 yrs	63%	1.93%	4.5 yrs	54%	1.60%	3.0 yrs	49%	0.71%

There were assumed to be no dividends paid to holders of the Company’s common stock for either year.

The Company recorded stock compensation cost of $570 and $511 for the years ended March 31, 2018 and 2017, respectively. This expense was recorded in the employee related functional classification.  Compensation expense has been determined based on the fair value at the grant date for options granted in the current fiscal year. The future compensation expense to be recognized for unvested option grants at March 31, 2018 was $686, which is to be recognized over the next three years.

As of March 31, 2018 there were 20,000 outstanding vested stock options with a strike price of $2.40 and a market price of $3.24 therefore the intrinsic value of these options is $17. The weighted average grant date fair value of options granted during the year ended March 31, 2018 was $1.42 per share.

b)  2009 Employee Stock Purchase Plan

The Board of Directors approved an employee stock purchase plan (the “ESPP”), which was implemented on January 1, 2009 and approved by the Company’s stockholders on November 4, 2009.  The average offering price per common share and number of common shares purchased for the years ended March 31, 2018 and 2017 are as follows:

	Years Ended March 31,
	2018	2017
Offering Price per Common Share	$1.92	$2.17
Common Shares Purchased	64,020	62,029

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years Ended March 31,
	2018	2017
Deferred income tax assets:
Net operating losses	$16,098	$27,779
Accrued liabilities	346	200
Deferred revenue	440	1,223
Inventory allowance	285	478
Other items	(155)	22
Valuation allowance	(17,014)	(29,702)
Deferred tax asset	$—	$—

The provision for income taxes varies from the expected provision at statutory rates for the following reasons:

	Years Ended March 31,
	2018	2017
Combined basic US statutory rates	31.55%	35%
Income taxes (recovery) based on the above rates	$97	$(848)
Increase in income taxes resulting from:
Permanent difference—stock compensation	186	179
Permanent difference—meals & entertainment	43	43
Impact of U.S tax reform	11,354
Change in valuation allowance	(12,688)
Return to Provision adjustment	841
Other	174	755
Income tax expense (benefit)	$7	$129

The income tax expense of $7 for fiscal year 2018 represents alternative minimum tax.  The income tax expense of $129 for fiscal year 2017 represents alternative minimum tax arising from the fiscal year ended March 31, 2016, but paid and expensed in fiscal year 2017.

The Company has accumulated net operating losses for income tax purposes totaling approximately $76,659, which under certain conditions, may be carried forward and applied to reduce future year’s taxable income.  Such losses may be subject to limitation under IRC Section 382 if there was a change in control as defined by the Internal Revenue Service. The potential benefit associated with these losses is not reflected in these statements as the Company’s management does not believe that recovery is more likely than not. The right to claim these losses will expire at various dates beginning in calendar 2018 through 2028, if not utilized.

Tax years that remain open for examination by the Internal Revenue Service include, 2013, 2014, 2015, 2016 and 2017.

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (4) creates new taxes on certain foreign sourced earnings (5) changes rules related to uses and limitations of net operating loss carry forwards beginning after December 31, 2017. Our blended statutory tax rate for the Fiscal year ended 3/31/18 is 31.55%.

 The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  The Company re-measured its U.S. deferred tax assets and liabilities based on the lower federal rate and recorded a provisional income tax expense of $11,354, offset by change in its valuation allowance including current year results of $(12,688).

8. FINANCIAL INSTRUMENTS AND CREDIT RISK

Interest rate risk

At March 31, 2018, the interest rate on the loans under Bank of America Credit Agreement is variable, and bears interest at LIBOR plus between 2.25% and 2.75% per annum, based upon the Company’s fixed charge coverage ratio. As of March 31, 2018, the balance due under the Bank of America Credit Agreement was $14,159.

Foreign exchange risk

The Company does enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the year ended March 31, 2018 and 2017, the Company reported a loss in foreign currency transactions of $113 and $153, respectively.  The Company’s foreign currency transactions and accounts receivable balances as of March 31, 2018 were as follows:

	Year Ended March 31,
	2018	2018
	AR	Sales
Australian Dollar	382	1,686
British Pound	101	692
Canadian Dollar	173	671
Euro	819	2,955

Credit risk

Information regarding the Company’s accounts receivable credit risk is as follows:

As of March 31,	Total Accounts Receivable (in millions)	Number of Customers with Receivable Balance >10% of Total Receivables	Percentage Share of Total Receivables
2018	$18.8	2	43%
2017	$10.5	1	11%

Supplier Risk

The Company relies on a three suppliers for the majority of its finished goods. At March 31, 2018 and 2017, the Company owed these suppliers $7,900 and $6,237, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases and engineering services from these suppliers for the years ended March 31, 2018 and 2017 were $55,443 and $37,812, respectively.  While there are alternative vendors, changing suppliers requires significant time and cost.

9. SEGMENTED INFORMATION

The Company operates in one segment, the sale of rugged mobile systems. Approximately 70% and 11% of the Company’s revenue for fiscal 2018 was derived from sales in the United States and Germany, respectively.  For the fiscal year ended March 31, 2017, the United States accounted for 73% of the revenue.

The distribution of revenue by country is segmented as follows:

	Years Ended March 31,
	2018	2017
Revenue by country:
United States	$60,706	$56,669
Germany	9,446	5,697
All other countries	16,700	15,562
	$86,852	$77,928

The Company has a variety of customers and in any given fiscal year a single customer can account for a significant portion of sales. The percentages of total revenue from these customers are as follows:

Fiscal Year	Total Revenue (in millions)	Number of Customers with Revenue of 10% or greater of Total Revenue	Customer Share as a Percent of Total Revenue
2018	$86.9	3	45%
2017	$77.9	2	36%

Substantially all of the Company’s capital assets are owned by its wholly-owned subsidiary, Xplore Technologies Corporation of America, a Delaware corporation. No more than 10% of the Company’s assets were located in any country, other than the United States, during each of the years ended March 31, 2018 and 2017.

10. COMMITMENTS AND CONTINGENT LIABILITIES

a)           Premises

The Company maintains its corporate functions, along with sales support, marketing and finance at a leased facility totaling approximately 16,228 square feet at 8601 Ranch Road 2222, Building II, Austin, Texas 78730.  This lease expires on January 31, 2020 and has a current annual base rent, before reimbursable operating expenses, of approximately $261,000.  The Company maintains its engineering and operating groups at a leased facility totaling 21,700 square feet at 14000 Summit Drive, Suite 900, Austin, Texas, 78728.  This lease expires on August 31, 2019, and has a current annual base rent, before reimbursable operating expenses, of approximately $228,000.  The Company believes that its present facilities are suitable for its existing and planned operations.

Rent expense for the years ended March 31, 2018 and 2017 was $884 and $802, respectively.

Minimum annual payments by fiscal year required under all of the Company’s operating leases are:

2019	$804
2020	504
$1,308

b)          Litigation

At March 31, 2018, the Company and its subsidiaries were not involved in any material legal actions.

c)          Effective on January 24, 2018, the Board of Directors adopted the Xplore Technologies Corp. Amended and Restated Transaction Bonus Plan (the “Transaction Bonus Plan”). The Transaction Bonus Plan amends and restates in its entirety the Company’s prior transaction bonus plan adopted in 2013.  The Transaction Bonus Plan provides for certain bonus payments to be made upon the consummation of a qualifying change in ownership transaction (a “Transaction”) to certain senior management employees and directors of the Company. The aggregate value of the bonuses payable under the Transaction Bonus Plan will vary based on the net proceeds received by the Company in a Transaction (the “Net Proceeds”), but in no instance shall the aggregate value of the bonuses payable exceed sixteen percent (16%) of the Net Proceeds. In collection with the proposed Plan of merger, the Transaction Bonus Plan has been modified.  See Note 13.

11. RELATED PARTY TRANSACTIONS

On June 15, 2016, the Board of Directors approved an increase in the quarterly fee payable to each member of the Board of Directors to $6 per quarter and an increase in the quarterly committee fee payable to members of the committees of the Board of Directors to $2 for each committee on which such member serves, including the nomination and corporate governance committee of Board of Directors, up to a maximum of two committees for each member. On January 24, 2018, the Board of Directors approved an increase in the annual cash compensation to be paid to each member of the Board of Directors such that the Chairman of the Board receive $67 annually, the Chairman of the Audit Committee receive $58 annually, the Chairman of the Nomination and Governance Committee receive $48 annually and the Chairman of the Compensation Committee receive $52 annually.  All other members of the Board of Directors shall be paid $45 annually.  Additionally, at the January 24, 2018 meeting, each member of the Board of Directors were granted 3,500 RSUs with three year vesting, and a total of 32,500 stock options with a strike price of $2.73 per share, three year vesting and a ten-year term. General administration expense includes an expense of $387 and $296 for each of the years ended March 31, 2018 and 2017, respectively, relating to these fees.

On November 7, 2016, the Board of Directors approved payments to SG Phoenix LLC, an affiliate of Philip Sassower, who was the Company’s Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of the Board of Directors, of an annual fee of $300 for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower as the Company’s Chief Executive Officer.  In 2017, the fee paid to SG Phoenix LLC for these services was $287.5. Additionally, the Company made a bonus payment of $90 to SG Phoenix LLC in the first quarter of fiscal 2018 for services performed by SG Phoenix LLC in the preceding fiscal year. General administration expense includes an expense of $363 and $400 for the years ended March 31, 2018 and 2017, respectively, for these fees.  In July 2017, the Board of Directors determined that the services of Mr. Sassower as the Company’s Chairman of the Board would be paid by the Company directly to Mr. Sassower, at a rate of $92 per year, effective August 1, 2017.  The previous contract with SG Phoenix LLC, through which Mr. Sassower had previously been compensated, expired on its own terms on August 1, 2017.  Effective October 18, 2017, Mr. Sassower resigned from the Board of Directors and the Company agreed to pay Mr. Sassower $250, made in equal monthly payments over a twelve-month period, and provided an extension of post severance time for Mr. Sassower to exercise his vested options.  The Company recorded stock compensation expense of $157 for the modification of Mr. Sassower’s options.

12. QUARTERLY DATA (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)

	Quarter
	First	Second	Third	Fourth	Year
2018
Revenue	$19,998	$22,748	$23,853	$20,253	$86,852

Gross profit %	30.9%	27.9%	31.9%	28.3%	29.8%

Operating income (loss)	$228	$479	$461	$(506)	$662

Basic and diluted earnings Income/(loss) per share	$0.02	$0.04	$0.03	$(0.05)	$0.03

2017
Revenue	$16,473	$20,007	$24,499	$16,949	$77,928

Gross profit %	29.5%	28.2%	27.4%	28.1%	28.2%

Operating income (loss)	$(1,563)	$(445)	$443	$(488)	$(2,053)

Basic and diluted earnings Income/(loss) per share	$(0.16)	$(0.05)	$0.02	$(0.04)	$(0.23)

13. SUBSEQUENT EVENTS

Pending Transaction

On July 5, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Zebra Technologies Corporation, a Delaware corporation (“Zebra”), and Wolfdancer Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Zebra (“Merger Sub”), providing for the acquisition of the Company by Zebra through a tender offer by Zebra and Merger Sub (the “Offer”), followed by a merger of Merger Sub with and into the Company (the” Merger”), effected under Section 251(h) of the Delaware General Corporation Law.

The following is a summary of certain provisions of the Merger Agreement and certain other agreements we entered into in connection with the Merger Agreement.  This summary of the Merger Agreement is qualified in its entirety by reference to the full description of the Merger Agreement and Merger contained in our Current Report on Form 8-K dated July 3, 2018, which was filed with the Securities and Exchange Commission on July 5, 2018, and to the full text of the Merger Agreement, a copy of which was filed as an Exhibit to that Current Report and is incorporated herein by reference.  Stockholders and other interested parties should read the Merger Agreement for a more complete description of the provisions summarized below.

The Merger Agreement provides that Zebra will commence the Offer as promptly as practicable, but in no event later than ten business days after July 5, 2018.  Subject to the having a majority of the outstanding shares of our common stock being tendered in the Offer, and the other conditions that are described in the Merger Agreement, Zebra will cause Merger Sub to irrevocably accept for purchase and thereafter pay for all shares of our common stock validly tendered and not properly withdrawn pursuant to the Offer as soon as practicable after the expiration of the Offer and, in any event, no later than three business days after the Offer acceptance.  If the Offer is consummated, each of the Company’s stockholders will receive $6.00 for each share of its common stock validly tendered and not properly withdrawn by such stockholder prior to the date of the expiration of the Offer, without interest thereon and subject to deduction for any withholding taxes.  The Offer must stay open for 20 business days and can be extended for up to two consecutive periods of five days (or other period agreed to by the parties).  Zebra has the right (but is not obligated) to at any time, and from time to time, in its sole discretion waive any condition or modify the terms of the Offer.

The Merger Agreement provides that the closing of the Merger will take place on a date to be specified by the parties no later than the third business day after the acceptance of the Offer, unless the parties otherwise agree in writing.

Except as expressly required or permitted by the Merger Agreement, as required by applicable law, as set forth in the applicable schedules to the Merger Agreement or as consented to in writing by Zebra, during the period between the date of the Merger Agreement and the earlier of the effective time of the Merger or the termination of the Merger Agreement pursuant to its terms, the Company has agreed to: (A) conduct its business in the ordinary course of business as historically conducted in all material respects; (B) ensure that the Company has a specified level of working capital at the effective time of the Merger; (C) ensure that the aggregate of (x) the Company’s net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of shares of its common stock, outstanding options to purchase shares of its common stock and outstanding restricted stock units (“RSUs”), is less than or equal to $90,000,000 as of immediately prior to the effective time of the Merger; and (D) use its reasonable best efforts to preserve its assets and business organization and maintain its existing relations and goodwill with material customers, suppliers, distributors, regulators and business partners.

The closing of the Offer is subject to the following conditions:

(i) the Merger Agreement has not been terminated in accordance with its terms;
(ii) at least 50% of the outstanding shares of the Company’s common stock, plus one share, have been tendered;
(iii) there has been no judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority or any applicable law that enjoins or otherwise prohibits the consummation of the Offer or the Merger;
(iv) the Company’s representations and warranties set forth in the Merger Agreement are generally true and correct, except where the failure to be true and correct would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Company;
(v) the Company has complied with and performed in all material respects its obligations required to be complied with or performed;
(vi) since the date of the Merger Agreement there shall not have been any effect, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company;
(vii) the aggregate of (x) the Company’s net indebtedness plus (y) all amounts payable in the Offer and the Merger in respect of the shares of its common stock, options to purchase its common stock and RSUs shall be less than or equal to $90,000,000; and
(viii) the receipt of foreign regulatory approvals.

The Company has agreed that it will not, and will not authorize or permit any of its officers, directors, investment bankers, attorneys, accountants and other advisors, agents and representatives to, directly or indirectly through another person, solicit any offers from third parties to acquire the Company’s business.  In certain limited circumstances, the Company has the right to engage with a third party in the event such third party submits a superior proposal to acquire the Company’s business, subject to Zebra’s ongoing right to match and negotiate the acquisition.

The Merger Agreement includes certain termination rights, including the Company’s right to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by the Company or Zebra related to such a superior proposal, the Company will pay Zebra a termination fee of $3,000.

Concurrently with the execution of the Merger Agreement, several stockholders of the Company, including Andrea Goren, a member of the Board of Directors, entered into a Tender and Support Agreement with Zebra, Merger Sub and the Company, pursuant to which, among other things, they agreed to tender all of their shares of the Company’s common stock in the Offer and take certain other actions in furtherance of the Merger.

On July 3, 2018, in connection with the approval of the Merger Agreement, (i) the Board of Directors approved a Second Amendment to Rights Agreement, pursuant to which (and all defined terms used herein are used as defined in the Rights Agreement, as amended) (a) Zebra and its affiliates and associates were deemed not to be “Acquiring Persons”, (b) no “Stock Acquisition Date” or “Distribution Date” would be deemed to have occurred, (c) certain other specified events were deemed not to have occurred and (d) that no holder of rights under the Rights Agreement shall be entitled to exercise such rights because of the Company’s entry into the Merger Agreement, or any transactions contemplated thereby; (ii) the Company entered into the Advisory Agreement with Thomas B. Pickens III, the Chairman of the Board of Directors, which provides that in the event the Merger or another transaction resulting from a Company Acquisition Proposal (as defined in the Merger Agreement) closes, Mr. Pickens will be paid $4,000 for his services rendered in connection therewith, (iii) the Company amended the 2009 Stock Plan to increase the number of awards thereunder that any participant may receive in any calendar year to 750,000, and (iv) the Company amended and restated the Transaction Bonus Plan to provide for a bonus of $800, to be paid to Bryan Bell, the Company’s Vice President of Technology, and a bonus of $3,600 to be paid to Tom Wilkinson, the Company’s Chief Executive Officer, to be paid in RSUs issued under the 2009 Stock Plan.

Amendment to Credit Facility

On July 3, 2018, we entered into Amendment No. 2 to Loan and Security Agreement with Bank of America, to be effective as of May 30, 2018.  The amendment provides for additional borrowing capacity under the underlying line of credit to include accounts receivable from certain foreign customers and reduces certain cap restrictions on inventory financing. The amendment also adjusts certain triggers that, if tripped, would lead to daily reporting by us under the credit agreement.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Xplore Technologies Corp. (incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K, filed on November 2, 2012)
3.2	Amended and Restated By-Laws of Xplore Technologies Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on June 29, 2016)
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

4.3	Amendment No. 1 to Rights Agreement, dated October 4, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on October 10, 2017)
4.4	Second Amendment to Rights Agreement, dated July 3, 2018 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)
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
10.4
Lease Agreement, dated April 10, 2003, between Summit Tech L.P. and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4, filed on November 14, 2006, Registration Statement No. 333-138675)

10.5
Fourth Amendment to Lease Agreement, dated April 10, 2003, between Bailard Austin II, Limited Partnership and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.6
Fifth Amendment to Lease Agreement, dated May 31, 2014, between G&I VII Summit Tech, LP and Xplore Technologies Corp. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on June 25, 2014)

10.7
Loan and Security Agreement, dated April 17, 2017, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 19, 2017)

10.8
Amendment to Loan and Security Agreement, dated January 25, 2018, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 1, 2018)

10.9*	Amendment No. 2 to Loan and Security Agreement, dated as of June 29, 2018, between Xplore Technologies Corp., Xplore Technologies Corporation of America and Bank of America N.A.
10.10
Lease Agreement, dated October 22, 2015, between KBS Sor Austin Suburban Portfolio, LLC and Xplore Technologies Corporation of America (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed on June 29, 2016)

10.11
Agreement and Plan of Merger, dated July 5, 2018, among Zebra Technologies Corporation, Xplore Technologies Corp., and Wolfdancer Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)

10.12
Form of Tender and Support Agreement, dated July 5, 2018, among Zebra Technologies Corporation, Xplore Technologies Corp., Wolfdancer Acquisition Corp. certain stockholders of Xplore Technologies Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)

10.13
Expense Reimbursement Letter Agreement among Xplore Technologies Corp, Phoenix Venture Fund LLC and Andax LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)

10.14**
Separation Agreement and General Release by and between Xplore Technologies Corp. and Philip Sassower (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on October 18, 2017)

10.15**
Separation Agreement and General Release by and between Xplore Technologies Corp. and Mark Holleran (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K/A, filed on November 8, 2017)

10.16**
Advisory Agreement, dated July 3, 2018, by and between Xplore Technologies Corp. and Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)

10.17**
Xplore Technologies Corp. 2009 Stock Incentive Plan, including Form of Stock Option Agreement and Form of  Restricted Share Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on August 14, 2009)

10.18**	Amendment to Xplore Technologies Corp. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)
10.19*	Form of Restricted Stock Unit Agreement
10.20**	Xplore Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on February 13, 2009)
10.21**	Xplore Technologies Corp. Amended and Restated Employee Transaction Bonus Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on July 5, 2018)
21.1*	Subsidiaries of Xplore Technologies Corp.
23.1*	Consent of Independent Registered Public Accounting Firm – GBH CPAs, PC
23.2*	Consent of Independent Registered Public Accounting Firm – PMB Helin Donovan, LLP
31.1*	Certification of Tom Wilkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Patrick McClain, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certifications of Tom Wilkinson, Chief Executive Officer, and Patrick McClain, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July 2018.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Wilkinson	Chief Executive Officer (Principal Executive Officer)	July 16, 2018
Tom Wilkinson

/s/ Patrick McClain	Chief Financial Officer (Principal Financial and Accounting Officer)	July 16, 2018
Patrick McClain

/s/ Thomas b. Pickens	Chairman of the Board	July 16, 2018
Thomas B. Pickens

/s/ Donald f. Neville	Director	July 16, 2018
Donald F. Neville

/s/ Andrea Goren	Director	July 16, 2018
Andrea Goren

/s/ Kent Misemer	Director	July 16, 2018
Kent Misemer

/s/ Robert McFarland	Director	July 16, 2018
Robert McFarland