Form 10-K/A
period 2018-03-31
XPLORE TECHNOLOGIES CORP
filed 2018-07-30
CIK 1177845

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This amendment to the Annual Report on Form 10-K of Xplore Technologies Corp., for the fiscal year ended March 31, 2018, as filed on July 16, 2018 and amended to date (the “Form 10-K”), is being filed for the purpose of (i) amending Part III, Item 10 to provide information regarding our Directors, Executive Officers and Corporate Governance, (ii) amending Part III, Item 11 to provide information regarding our executive compensation, (iii) amending Part III, Item 12 to provide information regarding security ownership of certain beneficial owners and management and related stockholder matters, (iv) amending Part III, Item 13 to provide information regarding certain relationships and related transactions and director independence, and (v) amending Part III, Item 14 to provide information regarding principal accounting fees and services.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of July 30, 2018:

Name	Age	Positions with our Company
Thomas B. Pickens III	60	Chairman of the Board of Directors
Andrea Goren	49	Director
Robert N. McFarland	73	Director
Kent Misemer	67	Director
Donald F. Neville	51	Director
Tom Wilkinson	48	President, Chief Executive Officer and Corporate Secretary
Patrick McClain	62	Chief Financial Officer
John Graff	53	Chief Revenue Officer
Tim Dehne	52	Chief Operating Officer

Thomas B. Pickens III has served as a member of our board of directors since November 2016, and currently serves as Chairman.  From 1982 to 1984, Mr. Pickens was the founder and President of Beta Computer Systems, Inc.; from 1985 to 1995 founder and President of T.B. Pickens & Co.; from 1986 to 1988 founder and General Partner of Grace Pickens Acquisition Partners L.P.; from 1988 to 1989 founder and Managing Partner of Sumpter Partners.  From 1988 to 1994 Mr. Pickens was the CEO of Catalyst Energy Corporation and CEO of United Thermal Corporation (NYSE), President of Golden Bear Corporation, President of United Hydro, Inc., President of Slate Creek Corporation and President of Eury Dam Corporation. From 1995 to 2003 Mr. Pickens was the founder and CEO of U.S. Utilities, The Code Corporation, Great Southern Water Corp., South Carolina Water & Sewer, Inc. and the founder and Managing Partner of Pickens Capital Income Fund L.P.  From 2004 to 2006 he was the Co-Chairman of the Equity Committee during the bankruptcy of Mirant, Corp.  (NASDAQ: MIRKQ).   Mr. Pickens is currently the Chairman of the Board of Astrotech Corporation, 1st Detect Corporation, Astrogenetix Corporation and Astral Images, Inc.  He has served as the Chairman of the Board of Astrotech Space Operations, Inc., Beta Computer Systems, Inc., Catalyst Energy Corporation, United Thermal (NYSE), Century Power Corporation, Vidilia Hydroelectric Corporation, U.S. Utilities, Great Southern Water Corp. and South Carolina Water & Sewer, Inc.  He has served as a member on the boards of Trenwick America Reinsurance Corporation, Spacehab Inc. (NASDAQ), Advocate MD, Optifab, Inc. (NASDAQ) and was the New York chapter Chairman of United Shareholders Association, a shareholders rights organization.

Andrea Goren has served as a member of our board of directors since December 2004.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003.  In December 2010, Mr. Goren was appointed as Chief Financial Officer of iSign Solutions Inc. (OTCQB: ISGN).  Mr. Goren has also served as a director of iSign Solutions Inc. since August 5, 2010.  From January 2008 to January 2010, Mr. Goren served as a director of The Fairchild Corporation.  Mr. Goren is co-manager of the managing member of Phoenix, our largest stockholder.

Robert N. McFarland has served as a member of our board of directors since August 2017.  Most recently, Mr. McFarland served as Assistant Secretary for Information and Technology in the Department of Veterans Affairs (VA) from 2004 through 2006.  Since leaving the VA, Mr. McFarland has been providing consulting services in his individual capacity.  Prior to joining the VA, Mr. McFarland served as Vice President of Governmental Relations with Dell Computer Corporation, and served in various other management positions with Dell beginning in 1996.

Kent A. Misemer has served as a member of our board of directors since November 2011.  Mr. Misemer has been self-employed as a consultant and investor since 2009.  From 2003 through 2009, Mr. Misemer was the Chief Executive Officer and President of Liberty Propane, LLC, a portfolio company of Sterling Capital Partners, an independent retail propane company, which was sold in December 2009.  Previously, Mr. Misemer was the President and Chief Executive Officer of Propane Continental.  In addition to being a co-founder of Liberty Propane, Mr. Misemer was also involved in the creation of Propane Continental and Tri-Power Fuels, Inc.  Mr. Misemer formerly served as a director and member of the audit committee of Cornerstone Records Management, LLC, a private data storage and offsite data management company, until October 2013, when the company was sold.  Mr. Misemer formerly served as a director of Pro-Tech Industries, Inc. (OTCQB: PTCK), a regional leader in design/build services for the Fire Life Safety, alarm/detection, electrical and voice/data communications infrastructure segments through January 2012.

Donald F. Neville has been a member of our board of directors since January 2017. Mr. Neville is currently the Chief Executive Officer and Chairman of the Board of Terra-HydroChem, Inc.  Mr. Neville served as a board member and chair of the audit committee for Stubb’s Legendary Bar-B-Q for over twenty years until that company was sold to McCormick’s in 2015.  Mr. Neville previously held executive positions at Field Asset Services, Inc., Reddwerks Corporation, Argyle Security, Inc. (OTCBB: ARGL), ClearCube Technology, Inc. and other technology companies.  Mr. Neville began his career as a CPA with Deloitte.

Executive Officers

Tom Wilkinson has served as our Chief Executive Officer since October 31, 2017, and was our Chief Financial Officer from November 2015 until May 2018.  He also served as our Interim Chief Financial Officer beginning in August 2015.   Prior to joining us as Chief Financial Officer, Mr. Wilkinson was Chief Financial Officer for Amherst Holdings, a financial services company, beginning in January 2014.  Prior to joining Amherst Holdings, Mr. Wilkinson was Managing Partner of PMB Helin Donovan through November 2013, after having been a founding partner of the firm in 2002.

Patrick McClain has served as our Chief Financial Officer since May 2018.  Mr. McClain previously served as Executive Vice President, Chief Financial Officer and Treasurer at Falconstor Software, Inc. (OTCQB: FALC), a Software Defined Storage (“SDS) company, from August 2017 through April 2018.  Prior to joining Falconstor Software, Mr. McClain served as Chief Financial Officer of Aurea Software Inc., a $200MM enterprise software platform within ESW Capital LLC, from January 2013 to July 2016.  Mr. McCain assumed the roles of our principal financial officer and principal accounting officer.

John Graff is our Chief Revenue Officer, and has served in this position since May 2018.  He previously served as our Vice President of Marketing, serving in that position since February 2017.  Prior to joining us, Mr. Graff served as Vice President, Corporate Marketing, and Vice President, Americas for National Instruments Corporation since before May 2013.

Tim Dehne is our Chief Operating Officer, and has served in this position since May 2018.  Mr. Dehne previously served as Vice President of Engineering for Briggo, Inc., a privately held specialty coffee company, from November 2013 to February 2018.  Prior to joining Briggo, Inc., Mr. Dehne served a Vice President of Global Marketing at Luminex Corporation (NASDAQ: LMNX) from before May 2013 through August 2013.

There are no family relationships between any of our directors or executive officers.  None of our officers or directors has any arrangement or understanding with any other person pursuant to which such officer or director was selected to serve as officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2018 fiscal year except for late Forms 4 filings for John Graff, Vice President of Marketing, Randy Denny, Vice President Enterprise & America Sales, Andrea Goren, director, Philip Sassower, our former Chairman of the Board, and Mark Holleran, our former President and CEO.

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

Audit Committee

Our audit committee must consist of not less than three members of our board of directors, each of whom must be independent, as defined by the rules of the Securities Exchange Commission and The NASDAQ Stock Market, or NASDAQ.  The current members of our audit committee are Donald F. Neville, Robert N. McFarland and Kent A. Misemer.  Mr. Neville acts as chair of our audit committee.  Mr. Neville, Mr. McFarland and Mr. Misemer are independent, as defined by the rules of the Securities Exchange Commission and under the current listing standards of NASDAQ.  Our board of directors has determined that Donald F. Neville meets the criteria of an “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  Mr. Neville’s background and experience include his former qualification as a certified public accountant and his extensive financial management experience, including as the Chief Financial Officer for Field Asset Services, Inc., Reddwerks Corporation, Argyle Security, Inc. and ClearCube Technology, Inc.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our fiscal years ended March 31, 2018 and 2017 earned by or awarded to, as applicable, our principal executive officer, principal financial officer, and our other most highly compensated executive officers during the fiscal year ended March 31, 2018.  In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.”

Name and Principal Position	Year	Salary US($)		Bonus US($)		Stock Awards US($)	Option Awards US($)(1)	Total US($)
Tom Wilkinson, President,	2018	308,333	(2)	250,000	(2)	—	—	558,333
Chief Executive Officer and	2017	300,000	(2)	81,000	(2)	—	—	381.000
Corporate Secretary

John Graff, Chief Revenue Officer	2018	220,833	(3)	40,000	(3)	—	8,540	269,373
	2017	30,038	(3)	—		160,500	—	190,538

Patrick McClain, Chief Financial	2018	—	(4)	—	(4)	—	—	—
Officer*	2017	—	(4)	—	(4)	—	—	—

Tim Dehne, Chief Operating	2018	—	(4)	—	(4)	—	—	—
Officer*	2017	—	(4)	—	(4)	—	—	—

Mark Holleran, President and	2018	325,000	(5)	—		—	—	325,000
Chief Executive Officer	2017	325,000	(5)	120,250	(5)	—	—	445,250

*Mr. McClain was named as our Chief Financial Officer on May 15, 2018 and Mr. Dehne was named as our Chief Operating Officer on May 15, 2018.

(1)
Option award amounts included in this table reflect the grant day fair value of option grants within the fiscal year ended, related to all options granted to the named executive officer, calculated in accordance with FASB ASC Topic 718 and using a Black‑Scholes valuation model.

(2)
Mr. Wilkinson joined us as Chief Financial Officer on December 1, 2015, after serving as Interim Chief Financial Officer beginning in August 2015, as a consultant.  Effective November 1, 2017, Mr. Wilkinson became our Interim Chief Executive Officer, and was made Chief Executive Officer on January 24, 2018.  Under the terms of Mr. Wilkinson’s bonus plan, in fiscal year 2017 and 2018 (through becoming Chief Executive Officer), he had the opportunity to earn a cash bonus of up to 40% of his total base salary of $300,000, or $120,000, based on his achievement of revenue, cash flow and profitability objectives, as well as objectives related to financial leadership.  Upon becoming Chief Executive Officer, Mr. Wilkinson became eligible for a 100% bonus on his salary of $350,000.  Mr. Wilkinson was paid $250,000 and $81,000 of performance bonus in fiscal years 2018 and 2017, respectively, as a result of his level of achievement of these goals, and in consideration of time served in each role.

(3)
Mr. Graff became our Chief Revenue Officer in May 2018 after having served as Vice President of Marketing since joining us in February 2017.  Mr. Graff earned a bonus of $40,000 based upon the overall success of the company and achievement of goals and objectives for his own performance, and that of the marketing department for fiscal year 2018.  Mr. Graff is eligible for an overall bonus as Chief Revenue Officer of 50% of his salary.

(4)
Mr. McClain and Mr. Dehne joined us as Chief Financial Officer and Chief Operating Officer, respectively on May 15, 2018 and therefore had no compensation in fiscal years 2018 or 2017.  Each were provided a salary of $250,000 and opportunity to earn a cash bonus of up to 50% of total base salary, primarily based upon the financial success of the company.

(5)
Mr. Holleran became Chief Executive Officer on April 1, 2017 and served in that capacity through October 31, 2017.  Under the terms of Mr. Holleran’s employment agreement, he had the opportunity to earn a cash performance bonus of up to 100% of his base salary of $325,000 in fiscal year 2018 and 2017 based on the achievement of various objectives.  Mr. Holleran earned $120,250 of the performance bonus under his employment agreement in fiscal years 2017 in connection with achieving certain revenue, cash flow, profitability, staffing, product development, financial controls and communication objectives in each year.  No bonus was paid for fiscal year 2018.  Effective October 31, 2017, we entered into a separation agreement with Mr. Holleran terminating his employment, and obligating us to pay him $325,000 in 12 equal monthly installments.

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

Each of our named executive officers participates, or participated, in his own individual Management by Objectives plan, which we refer to as a MBO plan, as discussed in footnotes 2, 3 and 4 in the summary compensation table for fiscal years 2018 and 2017 above.  The MBO plan of Mr. Holleran was set forth in his employment agreement, which was terminated October 31, 2017.

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

Compensation of Chairman.  In April 2017, our contract with SG Phoenix LLC, an entity controlled by Philip Sassower (our former Chairman of the Board) and Andrea Goren (a director), for services rendered by Mr. Sassower as our Chairman of the Board expired on its own terms. While conducting a review of our executive compensation, our board of directors extended payments under this agreement on a month-to-month basis at the rate of $25,000 per month for the services of Mr. Sassower.  In July 2017, our board of directors completed such review. Based on its findings and effective August 1, 2017, our board of directors, with support from an international consulting firm, approved direct compensation to Mr. Sassower as our Chairman of the Board of $92,000 per year, to be payable monthly in the amount of $7,667, and terminated the month-to-month payments to SG Phoenix LLC as of August 1, 2017.  Mr. Sassower resigned as our Chairman of the Board on October 18, 2017, in exchange for payments by us to Mr. Sassower totaling $250,000, payable in 12 equal monthly installments, and we extended the time for Mr. Sassower to exercise his vested options to purchase 262,274 shares of our common stock.

Employment Agreements

Mark Holleran

On June 30, 2006, we entered into an employment agreement with Mark Holleran, our former President and Chief Executive Officer.  The agreement was for a period of two years, and was automatically renewable for additional one year periods unless either party gave written notice that it or he does not wish to extend the term, in which case the agreement terminates on June 30 of the next year.  The agreement automatically renewed in June 2017 for an additional year.  Effective October 31, 2017, we entered into a separation agreement with Mr. Holleran terminating his employment, and obligating us to pay him $325,000 in 12 equal monthly installments.  In consideration for his services, during the term of his employment agreement Mr. Holleran was entitled to receive a base salary of $325,000 per year, subject to any increase as may be approved by our board of directors.  Mr. Holleran was also entitled to receive a performance bonus of up to 100% of his base salary based on his achievement of objectives in the following categories: revenue, cash flow, profitability, EBITDA, product development, hiring new employees, retention of staff, financial controls and communication, including additional financing.

Transaction Bonus Plan. Our named executive officers, along with other employees, are eligible to participate in our Transaction Bonus Plan, which is designed to incent and reward our senior management employees upon the sale of our company.  Under the plan, an amount equal to 5% of the net proceeds from a sale transaction, up to approximately $69 million currently, with such amount subject to increase on a dollar-for-dollar basis by the amount of gross proceeds received by us in connection with any future issuance of our equity securities, or securities convertible into our equity securities, in any financing transaction, and 10% of the remaining net proceeds from a sale, in each case after deducting the transaction expenses, will be available for payment to participants under the plan.  Our board of directors approved the plan to adjust the amount of consideration that the participants in the plan are eligible to receive in connection with (i) the sale of all or substantially all of our outstanding equity securities to an unrelated third party or parties or (ii) the sale of all or substantially all of our assets, including assets of our subsidiaries, to an unrelated third party or parties, each of which the plan defines as a “Transaction.” In connection with the approval of our merger agreement with Zebra Technologies Corporation, we amended and restated the plan to provide for bonuses to be paid to Bryan Bell, our Vice President of Engineering, and, under certain circumstances, Tom Wilkinson, our President.  If the proposed merger occurs, Mr. Bell will be paid a bonus of $800,000 and Mr. Wilkinson will be paid a bonus of $3,600,000 under the plan. The Compensation Committee of our Board of Directors has authorized, and our Board of Directors has confirmed, that such bonuses are to be paid in restricted stock issued under our 2009 Stock Plan, as amended.

Pension Benefits. We do not sponsor any qualified or non-qualified defined benefit plans.  We do maintain a 401(k) plan for our employees, including our executive officers.  During the 2018 fiscal year, we provided for up to 3% match of contributions made by our employees, including contributions made by our executive officers (but not including our former Chairman of the Board, who was also our Chief Executive Officer during some of the year).

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

Estimated Payments and Benefits upon Termination or Change in Control

The following table sets forth the potential payments to our named executive officers as if we had a Transaction, as defined in our Transaction Bonus Plan, or a change in control transaction, as of the March 31, 2018, the last business day of our 2018 fiscal year.

Name	Transaction Bonus Plan (1)		Market Value of Accelerated Options (2)
Tom Wilkinson—President and Chief Executive Officer	$3,600,000	(3)	$451,144	(3)

(1)	Triggered by a Transaction.
(2)
Pursuant to the 2009 Plan, our board of directors may determine, at the time of grant or thereafter, that the vesting of options granted under that plan may accelerate upon a change in control transaction.  All such options have said acceleration provisions.  We assume that the merger pursuant to our existing merger agreement with Zebra Technologies Corporation, which provides for all of our outstanding options, whether vested or unvested, to be converted into the right to receive an amount in cash equal to the product of (a) the excess, if any, of $6.00 over the exercise price of such options and (b) the underlying shares of our common stock, will occur.

(3)	Assumes that the merger pursuant to our existing merger agreement with Zebra Technologies Corporation will occur.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth the equity awards outstanding at March 31, 2018 for each of our named executive officers.

Name	Number of Securities Underlying Unvested Restricted Stock Units (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Tom Wilkinson- President, Chief Executive	—	72,854	36,428	(1)	5.49	11/3/2020
Officer and Corporate Secretary	—	—	100,000	(2)	2.70	1/24/2028
	20,000	—	—		—	—

Patrick McClain- Chief Financial Officer	—	—	—		—	—

John Graff— Chief Revenue Officer	—	—	5,000	(3)	2.70	1/24/2028
	33,333	—	—		—	—

Tim Dehne— Chief Operating Officer	—	—	—		—	—

* Mr. Wilkinson was named our Interim Chief Executive Officer effective October 31, 2017 and Chief Executive Officer on January 24, 2018.  He continued to serve as Chief Financial Officer until Mr. McClain became Chief Financial Officer on May 15, 2018.
(1)	Options to purchase 36,428 vest on November 3, 2018.
(2)	Options to purchase 33,333 vest on January 24, 2019, 2020 and 2021.
(3)	Options to purchase 1,666 vest on January 24, 2019, 2020 and 2021

Fiscal Year 2018 Director Compensation

In June 2006, our board of directors approved a director compensation plan pursuant to which we will pay each of our directors a fee to attend board meetings.  In addition, from time to time, we grant options to purchase shares of our common stock to our directors.  We also reimburse our directors for their out-of-pocket expenses incurred in connection with attending our board meetings and board committee meetings.  Compensation for our directors, including cash and equity compensation, is determined, and remains subject to adjustment, by our board of directors. On January 24, 2018, our board of directors approved an increase in the annual cash compensation to be paid to each member of our board of directors such that the Chairman of the Board receive $67,000 annually, the chairman of the audit committee receives $58,000 annually, the chairman of the nomination and governance committee receive $48,000 annually and the chairman of the compensation committee receive $52,000 annually.  All other members of our board of directors will be paid $48,000 annually.  Additionally, at the January 24, 2018 meeting of our board of directors, each member of our board of directors were granted 3,500 RSUs with three year vesting, and a total of 32,500 stock options with a strike price of $2.70 per share, three year vesting and a ten-year term. Prior to that time, our directors were paid $24,000 in annual cash fees, paid quarterly in the amount of $6,000 and quarterly committee fees of $2,000 for each committee on which a director served.

The following table sets forth compensation information for our directors who are not a named executive officer for our fiscal year ended 2018.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)	Option Awards ($)(1)	Total ($)
Philip S. Sassower	29,000	(3)	—	—	29,000
Andrea Goren	29,250		9,450	8,511	47,211
Brian E. Usher‑Jones	30,000	(4)	—	—	30,000
Thomas B. Pickens, III	46,750		9,450	25,533	81,733
Bob McFarland	32,000		9,450	53,323	94,773
Kent Misemer	43,000		9,450	12,766	65,216
Donald F. Neville	44,500		9,450	17,022	70,972

(1)
In August 2017, Mr. McFarland received a grant of options to purchase 30,000 shares of our common stock. The options vest over three years and have a term of seven years from the date of the grant. In January 2018, Mr. Goren, Mr. Pickens, Mr. McFarland, Mr. Misemer and Mr. Neville received a grant of options to purchase 5,000, 15,000, 5,000, 7,500, and 10,000 shares of our common stock, respectively. The options vest over three years and have a term of ten years from the date of the grant.

(2)	In January 2018, Mr. Goren, Mr. Pickens, Mr. McFarland, Mr. Misemer and Mr. Neville each received a grant of 3,500 restricted stock units. The restricted stock units vest over three years.
(3)
We also paid SG Phoenix LLC, an entity controlled by Mr. Sassower and Mr. Goren, $100,000 for Mr. Sassower’s services.  Mr. Sassower resigned as our Chairman of the Board on October 18, 2017, in exchange for payments by us to Mr. Sassower totaling $250,000, payable in 12 equal monthly installments.

(4)	Mr. Usher-Jones served on the board of directors until August 2017. He was provided with a continuance of board fees through the end of the calendar year.

2009 Stock Incentive Plan

On July 28, 2009, we adopted the 2009 Stock Plan.  The 2009 Stock Plan provides for equity‑based awards in the form of incentive stock options and non-statutory options, restricted shares, stock appreciation rights and restricted stock units.  Awards are made to selected employees, directors and consultants to promote stock ownership among award recipients, to encourage their focus on strategic long-range corporate objectives, and to attract and retain exceptionally qualified personnel.  Upon the original approval and adoption of the 2009 Stock Plan by our stockholders, up to 62,750 shares of our common stock were issuable under the 2009 Stock Plan.  On December 16, 2010, our stockholders approved an increase in the number of shares of our common stock available for issuance under the 2009 Stock Plan from 62,750 to 187,500. On September 24, 2013, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 187,500 to 1,687,500 and to increase the number of shares of our common stock relating to awards under that plan that any single participant may receive in any calendar year from 20,000 to 500,000.  On March 24, 2016, our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 1,687,500 to 3,000,000.  On November 30, 2017 our stockholders approved amendments to the 2009 Stock Plan to increase the maximum number of shares of our common stock issuable under the plan from 3,000,000 to 4,000,000.  Generally, the vesting of options and the retention of restricted shares granted under the 2009 Stock Plan are conditioned on a period or successive periods of continuous service of the award recipient.  Expired options that remain unexercised and shares forfeited to or repurchased by us will become available for future grant under the 2009 Stock Plan.  All references to the number of shares of our common stock issuable under the 2009 Stock Plan prior to September 13, 2012 have been adjusted to give effect to the 1-for-400 reverse stock split consummated on that date.

As of March 31, 2018, the maximum aggregate number of shares of our common stock reserved for issuance upon the exercise of all options granted under the 2009 Stock Plan may not exceed an aggregate of 4,000,000 shares, and options to purchase 1,695,190 shares of our common stock had been awarded and are outstanding pursuant to grants under the 2009 Stock Plan. The options granted under the plan generally vest over a three-year period in equal annual installments and expire five years after the issuance date.

Employee Stock Purchase Plan

On November 5, 2008, we adopted the 2009 Employee Stock Purchase Plan, which we refer to as the ESPP.  The ESPP establishes a series of offering periods during which most of our employees have an opportunity to purchase our common stock through payroll deductions.  To be eligible, an employee must have completed one year of employment and regularly work over 20 hours per week and over 5 months per year.  Prior to each offering period, a participant elects to have between 1% and 20% of his or her base compensation set aside for the purchase of the shares upon purchase dates, which occur at the end of each calendar quarter.  The ESPP was amended by stockholder vote on March 24, 2016, making the purchase price under the ESPP to be 95% of the lower of (A) the fair market value per share of our common stock on the start date of the offering period or (B) the fair market value per share of our common stock as of the end of each calendar quarter during the offering period.

The offering period for our fiscal year 2018 began on April 1, 2017 and terminated on March 31, 2018, and had an average purchase price of $1.92 per share.  The fair market value per share of our common stock on the start date of the fiscal year 2018 offering period is $2.01 per share.  The offering period for our fiscal year 2019 began on April 1, 2018 and will terminate on March 31, 2019. However, under the terms of our merger agreement with Zebra Technologies Corporation, we suspended the ESPP on July 5, 2018.

Upon the adoption of the ESPP, up to 12,500 shares were reserved for purchase under the ESPP (5,000,000 before giving effect to the 1-for-400 reverse stock split described above).  On September 24, 2013, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 12,500 to 32,500.  On March 12, 2015, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 32,500 to 52,500.  On March 24, 2016, our stockholders approved an increase in the number of shares of our common stock available for issuance under the ESPP from 52,500 to 300,000.  As of March 31, 2018, 178,549 shares of our common stock had been purchased under the ESPP.  The ESPP may have additional offering periods until the shares reserved for the ESPP have been exhausted or the ESPP is terminated.  It is intended that shares purchased under the ESPP qualify for special tax treatment under Section 423 of the Internal Revenue Code.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets out information with respect to compensation plans under which equity securities of our company were authorized for issuance as of March 31, 2018.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,695,190	$4.70	2,304,810
Equity compensation plans not approved by security holders	—	—	—
Total	1,695,190	$4.70	2,304,810

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of July 30, 2018 by (i) each person known by us to be the beneficial owner of more than 10% of any class of our voting securities, (ii) each of our directors, (iii) each of our “named executive officers,” and (iv) our directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares (2)		Percentage of Class (3)
Philip S. Sassower	1,284,049	(4)	10.5%
Tom Wilkinson	892,123	(5)	7.3%
John Graff	113,198	(6)	*
Patrick McClain	-
Tim Dehne	-
Andrea Goren	1,190,497	(7)	9.9%
Thomas B. Pickens III	48,500	(8)	*
Kent A. Misemer	82,549	(9)	*
Donald F. Neville	48,500	(10)	*
Phoenix Venture Fund LLC	1,021,775	(11)	8.6%
110 East 59th Street
New York, NY 10022
All directors and executive officers as a group (10 persons)	2,676,141	(12)	21.0%

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

(2)
Shares issuable pursuant to options and warrants that are exercisable, or convertible securities that are convertible, within 60 days of July 28, 2017 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person.  All unexpired options and restricted stock units and restricted shares have been included as there is an expectation that they will vest upon the closing of the pending merger with Zebra Technologies Corporation, which we refer to as the Zebra Transaction, on or about August 14, 2018.

(3)	Based upon 11,925,620 shares of our common stock outstanding as of July 27, 2017.
(4)
Includes 262,274 shares of common stock that Mr. Sassower has the right to acquire upon exercise of outstanding options within 60 days of July 27, 2017.  Also includes 1,021,775 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(5)
Includes 30,000 shares of common stock owned of record by SEP FBO Thomas Wilkinson, sponsored by Wilkinson & Company, for which Mr. Wilkinson is the beneficiary, 209,282 shares of common stock that Mr. Wilkinson has the right to acquire upon exercise of outstanding options within 60 days of July 27, 2017.  Also includes 20,000 restricted stock units and 600,000 restricted shares which are expected to convert to common shares on or about August 14, 2018 upon the closing of the Zebra Transaction.

(6)
Includes 5,000 shares of common stock that Mr. Graff has the right to acquire upon exercise of outstanding options within 60 days of July 27, 2017.  Also includes 33,333 restricted stock units that are expected to convert to common shares on or about August 14, 2018 upon the closing of the Zebra Transaction.

(7)
Includes 43,789 shares of common stock owned of record by Andax, LLC, for which Mr. Goren is the manager, 119,749 shares of common stock that Mr. Goren has the right to acquire upon exercise of outstanding options within 60 days of July 27, 2017. Also includes 1,021,775 shares of common stock beneficially owned by Phoenix, for which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Goren disclaims any beneficial ownership of the shares held by Phoenix, except to the extent of his pecuniary interest, if any, in such shares.

(8)
Includes 45,000 shares of common stock that Mr. Pickens has the right to acquire upon exercise of outstanding options within 60 days of July 27, 2017.  Also includes 3,500 restricted stock units that are expected to convert to common shares on or about August 14, 2018 upon the closing of the Zebra Transaction.

(9)
Includes 29,959 shares of common stock owned of record by The Kent A. Misemer Revocable Trust (12/24/92), for which Mr. Misemer is a trustee and 48,437 shares of common stock the Mr. Misemer has the right to acquire upon exercise of outstanding options with 60 day of July 28, 2017.

(10)
Includes 5,000 shares of common stock owned of record by Donald F. Neville (Roth IRA), WFCS as Custodian, for which Mr. Neville is beneficiary and 40,000 shares of common stock the Mr. Neville has the right to acquire upon exercise of outstanding options with 60 day of July 27, 2017. Also includes 3,500 restricted stock units that are expected to convert to common shares on or about August 14, 2018 upon the closing of the Zebra Transaction.

(11)
Voting and dispositive power over these shares is held equally by Philip Sassower and Andrea Goren. Messrs. Sassower and Goren disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

(12)
Includes 764,742 shares of common stock our directors and executive officers have the right to acquire upon exercise of outstanding options within 60 days of July 28, 2017. Also includes 70,833 restricted stock units that are expected to convert to common shares, and 600,000 restricted shares which are expected to vest on August 14, 2018 upon the closing of the Zebra Transaction.  Also includes 1,021,775 shares of common stock beneficially owned by Phoenix, in which Mr. Sassower and Mr. Goren are the co-managers of the managing member. Mr. Sassower and Mr. Goren each disclaim any beneficial ownership of the shares held by Phoenix, except to the extent of their respective pecuniary interest, if any, in such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

On June 15, 2016, our board of directors approved an increase in the quarterly fee payable to each member of our board of directors to $6,000 per quarter and an increase in the quarterly committee fee payable to members of the committees of our board of directors to $2,000 for each committee on which such member serves, including the nomination and corporate governance committee of our board of directors, up to a maximum of two committees for each member.  On January 24, 2018, our board of directors approved an increase in the annual cash compensation to be paid to each member of our board of directors such that the Chairman of the Board receive $67,000 annually, the chairman of the audit committee receive $58,000 annually, the chairman of the nomination and governance committee receive $48,000 annually and the chairman of the compensation committee receive $52,000 annually.  All other members of our board of directors will be paid $45,000 annually.  Additionally, at the January 24, 2018 meeting, each member of our board of directors were granted 3,500 RSUs with three year vesting, and a total of 32,500 stock options with a strike price of $2.70 per share, three year vesting and a ten-year term.

On November 7, 2016, our board of directors approved payments to SG Phoenix LLC, an affiliate of Philip Sassower, who was our Chief Executive Officer through March 28, 2017, and Andrea Goren, a member of our board of directors, of an annual fee of $300,000 for services rendered, retroactive to April 1, 2016, which included compensation for the services of Mr. Sassower as our Chief Executive Officer.  In 2017, the fee paid to SG Phoenix LLC for these services was $287,500. Additionally, we made a bonus payment of $90,000 to SG Phoenix LLC in the first quarter of fiscal 2018 for services performed by SG Phoenix LLC in the preceding fiscal year.  In July 2017, our board of directors determined that the services of Mr. Sassower as our Chairman of the Board would be paid by us directly to Mr. Sassower, at a rate of $92,000 per year, effective August 1, 2017.  The previous contract with SG Phoenix LLC, through which Mr. Sassower had previously been compensated, expired on its own terms on August 1, 2017.  Effective October 18, 2017, Mr. Sassower resigned from our board of directors and we agreed to pay Mr. Sassower $250,000, made in equal monthly payments over a twelve-month period, and provided an extension of post severance time for Mr. Sassower to exercise his vested options.

Item 14.   Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fee Category	Fiscal Year 2018	% of Total	Fiscal Year 2017	% of Total
Audit Fees(1)	$315,000	100%	$189,500	100%
Audit‑Related Fees(2)	—		—
Tax Fees	—		—
All Other Fees	—		—
Total Fees	$315,000	100%	$189,500	100%

(1)
Audit Fees consist of amounts for professional services performed for the audit of our annual financial statements and review of quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. PMB Helin Donovan performed the audit of our annual consolidated financial statements for the year ended March 31, 2017 for fees of $189,500.  GBH CPAs are our current auditors and performed the audit of our annual consolidated financial statements for the year ended March 31, 2018 for fees of $272,165.

(2)
We paid no other fees to PMB Helin Donovan or GBH CPAs for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements or for tax fees during the two years ended March 31, 2018.

Pre-Approval Policy

Consistent with SEC and PCAOB requirements regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In recognition of this responsibility, our audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  During the year, if it becomes necessary to engage the independent registered public accounting firm for services, our audit committee requires specific pre-approval before engaging the independent registered public accounting firm.  In accordance with that policy, our audit committee may delegate to one of its members the approval of such services.  In such cases, the items approved will be reported to the audit committee at its next scheduled meeting following such pre-approval.  All of the audit and tax fees we paid to PMB Helin Donovan for fiscal year 2017, and all of the audit and tax fees we paid to GBH CPAs for fiscal year 2018, were approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

 (b)          Exhibits:

31.1 – Certification of Tom Wilkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 – Certification of Patrick McClain, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 – Certifications of Tom Wilkinson, Chief Executive Officer, and Patrick McClain, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of July 2018.

XPLORE TECHNOLOGIES CORP.

By:	/s/ Tom Wilkinson
	Name:	Tom Wilkinson
	Title:	Chief Executive Officer